Form 10-Q
period 2004-07-04
WPT ENTERPRISES INC
filed 2004-09-23
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File No. 0-24993

WPT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-06390000

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1041 North Formosa Ave.
Formosa Building, Suite 99
West Hollywood, California	90046

(Address of principal executive offices)	(Zip Code)

(323) 850-2888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of September 17, 2004, there were 19,480,000 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.
INDEX

			Page of
			Form 10-Q
PART I.	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
		Condensed Balance Sheets as of July 4, 2004 and December 28, 2003	3
		Condensed Statements of Operations for the three months ended July 4, 2004 and June 29, 2003	4
		Condensed Statements of Operations for the six months ended July 4, 2004 and June 29, 2003	5
		Condensed Statements of Cash Flows for the six months ended July 4, 2004 and June 29, 2003	6
		Notes to Condensed Financial Statements	7
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
	ITEM 4.	CONTROLS AND PROCEDURES	24
PART II.	OTHER INFORMATION
	ITEM 1.	LEGAL PROCEEDINGS	25
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	27
Amendment to No.3 to Travel Channel Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

WPT ENTERPRISES, INC.

Condensed Balance Sheets
(In thousands)
(Unaudited)

			Proforma Members’ Deficit
	July 4, 2004	December 28, 2003	July 4, 2004
Assets
Current Assets:
Accounts receivable	$247	$332
Inventory	3	10
Television costs	911	1,979
Offering costs	950	—
Other current assets	22	113

Total Current Assets	2,133	2,434

Property and Equipment-Net	207	112

Other Assets:
Investments	201	—

Total Other Assets	201	—

Total Assets	$2,541	$2,546

Liabilities and Members’ Deficit
Current Liabilities:
Outstanding checks in excess of bank balance	$270	$184
Accounts payable	32	74
Due to parent	—	240
Deferred revenue	1,558	505
Accrued payroll and related	141	40
Accrued expenses	651	243

Total Current Liabilities	2,652	1,286

Note Payable to Parent	176	3,429

Total Liabilities	2,828	4,715

Commitments and Contingencies (Note 11)
Members’ Deficit
Class A Units — par value of $ 1.28
Authorized 93,000 units; 93,000 issued and outstanding	119	119	—
Class B Units — par value of $ 1.28
Authorized 7,000 units; 0 issued and outstanding	—	—	—
Preferred Stock, $0.001 par value
Authorized 20,000,000 shares; 0 issued and outstanding on a pro forma basis	—	—	—
Common Stock, $0.001 par value
Authorized 100,000,000 shares; 14,880,000 issued and outstanding on a pro forma basis	—	—	15
Additional paid-in-capital	561	361	—
Accumulated deficit	(958)	(2,637)	(293)
Deferred compensation	(9)	(12)	(9)

Total Members’ Deficit	(287)	(2,169)	(287)

Total Liabilities and Members’ Deficit	$2,541	$2,546

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Statements of Operations
(In thousands, except earnings per share)

	(Unaudited)
	Three Months Ended
	July 4, 2004	June 29, 2003
Revenues:
License fee	$3,770	$2,750
Host fee	550	200
Sponsorship	340	—
Merchandise	59	4

Total Revenues	4,719	2,954

Cost of Revenues	2,645	1,170

Gross Profit	2,074	1,784
Expenses:
Selling and administrative	1,165	402
Depreciation	33	21

Total Expenses	1,198	423

Earnings From Operations	876	1,361

Other Income (Expense):
Interest	11	(37)

Net Earnings	$887	$1,324

Net Earnings Per Common Share — Basic	$0.06	$0.10

Net Earnings Per Common Share — Diluted	$0.06	$0.08

Weighted Average Common Shares Outstanding — Basic	14,240	13,360

Dilutive Effect of Restricted Stock	1,198	1,797
Dilutive Effect of Stock Options	559	839

Weighted Average Common Shares Outstanding — Diluted	15,997	15,996

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Statements of Operations
(In thousands, except earnings per share)

	(Unaudited)
	Six Months Ended
	July 4, 2004	June 29, 2003
Revenues:
License fee	$7,413	$3,250
Host fee	800	250
Sponsorship	468	—
Merchandise	177	4

Total Revenues	8,858	3,504

Cost of Revenues	5,117	2,090

Gross Profit	3,741	1,414
Expenses:
Selling and administrative	1,965	707
Depreciation	67	39

Total Expenses	2,032	746

Earnings From Operations	1,709	668

Other Income (Expense):
Interest	(30)	(74)

Net Earnings	$1,679	$594

Net Earnings Per Common Share — Basic	$0.12	$0.05

Net Earnings Per Common Share — Diluted	$0.10	$0.04

Weighted Average Common Shares Outstanding — Basic	13,947	13,067

Dilutive Effect of Restricted Stock	1,398	1,997
Dilutive Effect of Stock Options	652	932

Weighted Average Common Shares Outstanding — Diluted	15,997	15,996

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Statements of Cash Flows
(In thousands)

	(Unaudited)
	Six Months Ended
	July 4, 2004	June 29, 2003
OPERATING ACTIVITIES:
Net Earnings	$1,679	$594
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67	39
Unit-based compensation expense	270	30
Changes in operating assets and liabilities:
Accounts receivable	85	(487)
Inventory	7	(2)
Television costs	1,001	(17)
Other current assets	(859)	(10)
Accounts payable	(42)	(33)
Due to parent	(240)	72
Deferred revenue	1,052	—
Accrued expenses	510	(283)

Net Cash Provided by (Used in) Operating Activities	3,530	(97)

INVESTING ACTIVITIES:
Purchase of property and equipment	(162)	5
Investment in unconsolidated affiliate	(201)	—

Net Cash Provided by (Used in) Investing Activities	(363)	5

FINANCING ACTIVITIES:
Increase in cash provided by checks drawn in excess of bank balances	86	116
Proceeds from (repayments of) notes payable to parent	(3,253)	(21)

Net Cash Provided by (Used in) Financing Activities	(3,167)	95

Net decrease in cash and cash equivalents	—	3
Cash and cash equivalents — beginning of period	—	—

Cash and cash equivalents — end of period	$—	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash operating activities:
Capitalized television costs related to unit options issued to consultants	$67	—
Cash paid during the period for interest	($214)	—

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Notes to Condensed Financial Statements
(Unaudited)

1. Business

Organization — World Poker Tour, LLC (WPT or the Company) was formed on March 1, 2002 as a majority-owned indirect subsidiary of Lakes Entertainment, Inc. (Lakes or Parent) through Lakes Poker Tour, LLC, Lakes’ wholly-owned subsidiary. Lakes is the Company’s majority shareholder and has control over the Company’s operations and management. WPT has established a global series of poker tournaments at locations in the United States and various other countries, to be filmed and broadcast on television.

In March 2003, WPT entered into an agreement with the Travel Channel, L.L.C. (TRV), granting TRV the right to broadcast the first season of the World Poker Tour series which has now been completed. Under the agreement, TRV has the exclusive right, license, and privilege to exhibit, market, distribute, transmit, perform and otherwise exploit each of the first season’s thirteen two-hour programs produced by WPT for an unlimited number of times over a three year period within the United States. During July 2003, WPT reached an agreement with TRV for a second season with TRV being granted options for five additional seasons. Substantially all of WPT’s revenues are derived from license fees and related host fees and accordingly WPT is presented as a single segment.

2. Basis of Presentation

The condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the condensed financial statements have been condensed or omitted.

The cost method of accounting is used for investments in which WPT has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the cost or equity method of accounting is appropriate. WPT’s investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is reported in other assets. See Note 6.

In the opinion of management, the unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the financial position and the results of operations as of the date and for such periods. Results of interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. The condensed financial statements should be read in conjunction with the financial statements and notes thereto on pages F-1 to F-17 included in the Company’s Registration Statement No. 333-114479 dated August 9, 2004 filed with the Securities Exchange Commission.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

3. Television Costs

Television Costs — Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities and insurance related to production. Production overhead office facilities costs are determined based on percentage of space used and are allocated to television costs based on number of episodes. Production overhead insurance costs are allocated to television costs based on number of episodes. The Company has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode.

Capitalized television costs at July 4, 2004 and December 28, 2003 consist of the following:

	July 4, 2004	December 28, 2003
Television Costs:
In-production	$910,720	$1,837,990
Development and pre-production	—	141,277

Total television costs	$910,720	$1,979,267

Overhead costs of $30,462 and $103,726 were included in total capitalized television costs of $910,720 and $1,979,267 at July 4, 2004 and December 28, 2003, respectively. Based upon management’s estimates as of July 4, 2004 approximately 100% of capitalized television costs are expected to be recognized during fiscal 2004.

4. Deferred Offering Costs

Deferred offering costs incurred by the Company consist of legal and accounting fees and expenses, reimbursable expenses paid or payable to the representative of the underwriters, printing expenses and fees related to the Company’s Nasdaq listing application and the registration of Company shares with the Securities and Exchange Commission. These offering costs are being deferred and will be charged to additional paid-in-capital when the proceeds from the offering are received by the Company.

5. Income Taxes

The Company is not a tax-paying entity for federal and state income tax purposes. The member’s allocable share of the Company’s taxable income (loss) is taxed on the member’s income tax returns. Therefore, no provision or liability for federal or state income taxes had been included in the financial statements. Subsequent to the conversion of World Poker Tour, LLC to a corporation, the Company will become a tax paying entity (see Note 12). Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities will be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset valuation allowance will be recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

6. Investments

Investments represent the Company’s equity investment with PokerTek, a company that offers “PokerPro”, an automated poker system. As WPT has less than 20% ownership interest and does not have the ability to exercise significant influence over PokerTek, this investment is accounted for under the cost method. At July 4, 2004, the carrying value of this investment is approximately $200,000, and is reported in other assets.

7. Related Party Transactions

Lakes provides general and administrative services to the Company that include accounting, finance and treasury, tax, human resources/personnel, employee benefits, retail, systems support and marketing support. As reimbursement for these services, Lakes bills the Company an amount equal to the gross wages of the Lakes employees that provide services to the Company based upon the actual time incurred on Company matters. Costs of these services totaled $123,000 for the first six months of 2004 and are included as selling and administrative expenses and due to parent in the accompanying financial statements. Operations of the Company may not be indicative of those that would have occurred if it had operated as an independent company.

The Company has entered into a license agreement with Lakes. Under this agreement, Lakes obtained a license to utilize the World Poker Tour name and logo in connection with a casino table game that Lakes is developing using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the proposed agreement, if Lakes elects to proceed with its development of the casino table game, the Company would be entitled to receive a specified minimum annual royalty payment or 10% of the gross revenue received by Lakes from its sale or lease of the game, whichever is greater.

8. Note Payable to Parent

Note payable to Parent of $3.4 million at December 28, 2003 represents a working capital loan from Lakes based on an agreement dated on March 4, 2002. The loan agreement provides for funding of up to $4 million, which accrues interest quarterly at a rate of 6.2% and is due on March 4, 2005. Lakes has the ability to terminate the agreement at its discretion. In the event Lakes terminates the agreement, all amounts advanced and accrued are due one year subsequent to the termination. All assets of the Company are pledged as collateral for this note. As of July 4, 2004, there was $0.2 million in principal and interest due under the promissory note.

9. Stock-Based Compensation

The Company has a 2002 Option Plan (the “2002 Plan”) which is approved to issue up to an aggregate of 1,120,000 shares in connection with option grants to employees and consultants. The options become exercisable in quarterly installments on each of the first four anniversaries of the date of the grant and expire six years after being exercisable. The employee must be employed by the Company on the anniversary date in order to vest in any shares that year. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any unit option, any options remaining to vest as of the date of termination will be forfeited.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

The Company granted 800,000 options to employees and 320,000 options to consultants on March 1, 2002 at an exercise price of $0.0049. The number of options exercisable was 280,000 as of December 28, 2003 and 0 as of December 29, 2002. No options have been canceled or exercised under the 2002 Plan.

For options issued to employees, deferred stock compensation for the options is measured at the stocks’ fair value in excess of the exercise price on the date of grant and is being amortized over the vesting period of four years. In connection with these grants, the Company recorded deferred compensation of $2,500, as options granted under that plan had an exercise price less than the fair value of the underlying share on the date of grant. Deferred equity-based employee compensation cost of $313 in the first six months of 2004 is included in selling and administrative expenses in the statement of operations.

The fair value of each award under the option plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the options granted during 2002 under the SFAS No. 123 method of accounting for the purpose of the pro forma expense disclosure below:

2002
Risk-free interest rate	4.49%
Expected life	5 years
Expected dividend yield	—
Weighted average fair value	$0.63

For options issued to consultants, compensation expense is measured at the option’s fair value. Fair value is measured when the options vest in annual installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs. Compensation expense for options issued to consultants was $200,000 during the first six months of 2004. All of these expenses are capitalized television costs and are included as costs of revenue upon delivery and acceptance of completed episodes.

The number of shares issued to the consultants and the value of such shares were based on negotiation between the Company’s management and its parent corporation, Lakes Entertainment, Inc. After determining that Lakes Entertainment would receive a 78% fully-diluted equity interest in the Company in exchange for an initial investment of $100,000, the remaining 22% equity interest was valued at $28,205, which management believes was appropriate since all of these instruments were issued at approximately the same time. This remaining 22% equity interest was issued in the form of restricted shares and unit options and was allocated to five key individuals (three employees and two consultants) involved in the Company’s formation and/or initial operations based on the individuals’ relative perceived value to the enterprise.

There have been no options granted under the 2002 Plan since March 1, 2002.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

The Company accounts for equity-based consultant compensation according to the recognition and measurement principles of EITF 96-18 Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for unit option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to equity-based compensation.

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net earnings as reported	$887,260	$1,323,448	$1,678,823	$593,928
Add: Equity-based compensation expense included in reported net earnings	175,820	9,689	269,823	29,796
Deduct: Total equity-based compensation expense determined under the fair value method	(175,869)	(9,738)	(269,919)	(29,892)
Net earnings as pro forma under SFAS No. 123	$887,211	$1,323,399	$1,678,727	$593,832
Net earnings per common share – basic – as reported	$0.06	$0.10	$0.12	$0.05
Net earnings per common share – diluted – as reported	$0.06	$0.08	$0.10	$0.04
Net earnings per common share – basic – pro forma	$0.06	$0.10	$0.12	$0.05
Net earnings per common share – diluted – pro forma	$0.06	$0.08	$0.10	$0.04

Restricted Shares Issued

On March 4, 2002, the Company granted 2,400,000 shares to its president under a management agreement. The units vest in four equal installments annually beginning February 25, 2003. If there is a change of control all non-vested units vest immediately. In connection with this grant, the Company recorded deferred compensation of $19,200. The Company recognized compensation expense of $2,400 in 2004 for shares earned based upon services provided under the management agreement.

10. Concentrations

The Company has entered into agreements with the Travel Channel, LLC pursuant to which it granted the Travel Channel an exclusive license to broadcast and telecast our programs on television in the United States during Seasons One and Two of the World Poker Tour television series and options to acquire similar licenses for the episodes comprising each of the Seasons Three through Seven, which will not be completed until 2009. On May 20, 2004, the Travel Channel exercised its option with respect to Season Three.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

Under the agreements, the Company is required to deliver each episode of the World Poker Tour television series by a specific delivery date. If the Company fails to timely deliver an episode, the Travel Channel has the right to reject that episode and retain the related per-episode license fee. As a result, untimely delivery of one or more episode by the Company may have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

The Travel Channel’s decision to exercise its options may be affected by, among other things, the Company’s ability to deliver episodes in a timely manner, as well as the quality of the Company’s programming and its continued acceptance by the viewing public. Since the Company’s revenue from the Travel Channel has represented approximately 84% of the Company’s total historical revenue, a decision by the Travel Channel not to exercise its options for future seasons would have a material adverse effect on the Company’s financial condition, results of operations and cash flow, especially if this decision were made prior to the material growth of other Company revenue streams (for example, from the sale of branded merchandise). Even following the growth of other revenue streams, the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand.

11. Commitments and Contingencies

The Company’s contractual purchase obligations to consultants include a monthly retainer of $5,000 payable to Brandgenuity, LLC through December 15, 2004 and a monthly retainer of $10,000 per month to be paid to Gilco Sports & Entertainment Marketing LLC through August 2004. Brandgenuity is a brand licensing company that pursues brand licensing activities and negotiates licensing agreements on behalf of the Company. Gilco Sports & Entertainment Marketing is a sports promotions agency that the Company utilizes to broker agreements with its sponsors.

Lakes has agreed that it and its subsidiaries, which includes the Company, will not pay dividends until the December 28, 2004 expiration of an indemnification agreement that Lakes entered into with Grand Casinos, Inc., a subsidiary of Caesars Entertainment, Inc. Subject to the dividend restriction, the payment of cash dividends in the future, if any, will be at the discretion of the Company’s Board of Directors.

On March 28, 2003, the Company entered into a Settlement Agreement and Release with HSOR, LLC. Pursuant to the terms of this settlement agreement, the Company pays HSOR a fee upon the initial domestic television exhibition (by our domestic licensee, currently the Travel Channel) of each program the Company produces using cameras to show players’ “hole” or “down” cards. The Company is also obligated to pay an additional fee for the initial exhibition of each such program pursuant to a second license entered into subsequent to the term of the license granted to our initial domestic licensee (the Travel Channel), if any. The initial fee for each program ranges from $1,500 to $3,000, depending upon which network initially exhibits the program within the United States (i.e. $1,500 if the network initially exhibiting the program is a network other than ESPN or Fox Sports Network, and $3,000 if the network initially exhibiting the program is ESPN or Fox Sports Network), and the additional fee for each program ranges from $750 to $1,500, depending upon which network subsequently exhibits the program within the United States, if any, with a total cap on the amount of fees paid to HSOR in connection with each program of $3,750. There is no fee associated with subsequent exhibitions of the program during the term of either the first or the second license agreements. In other words, once the $1,500 fee is paid to HSOR in connection with the initial exhibition of each program on the Travel

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

Channel, Travel Channel can exhibit the program as many times as Travel Channel elects in accordance with the terms of the license to Travel Channel without us having to pay any additional fees to HSOR. During the first two quarters of fiscal 2004, the Company made total payments to HSOR, LLC of $13,500.

The total amounts required to be paid under the settlement agreement for each year will depend on the number of episodes produced by the Company and exhibited domestically during that year. The term of the settlement agreement extends for the life of the HSOR patent, which expires in May 2014; provided that, the settlement agreement is terminable by us upon 30 days written notice.

On March 4, 2002, we entered into a written employment agreement with Steven Lipscomb pursuant to which he served as our Chief Executive Officer. In connection with the entering into the agreement, we issued 15,000 limited liability company membership units to Mr. Lipscomb that are subject to forfeiture restrictions which lapse in equal installments over four years, subject to acceleration in the event Mr. Lipscomb’s employment is terminated without “Cause” or there is a “Change of Control” (each as defined). Until the restrictions have lapsed with respect to any portion of Mr. Lipscomb’s membership units, the units will be immediately forfeited to the Company if Mr. Lipscomb’s employment is terminated for “Cause” (as defined) or a gaming authority determines that Mr. Lipscomb is unsuitable or unqualified to be associated with Lakes or a subsidiary of Lakes. Upon our conversion into a corporation, these limited liability company membership units will be automatically converted into 2,400,000 shares of our common stock and the forfeiture restrictions will have lapsed on 1,200,000 shares as of the conversion date. The forfeiture restrictions on the remaining 1,200,000 shares will lapse in 600,000 share installments on February 25, 2005 and February 25, 2006, respectively.

On April 14, 2004, the Company entered into a letter agreement outlining the terms of a three year employment agreement for Mr. Lipscomb that the Company plans to enter into in the third quarter of 2004. Under this letter agreement, the Company has agreed to pay Mr. Lipscomb an annualized base salary of $500,000 commencing as of December 29, 2003 (which includes back pay for Mr. Lipscomb’s salary shortfall from January through March 2004) and Mr. Lipscomb will be eligible for an annual bonus of up to 10% of the Company’s net profits and an additional bonus equal to a percentage of the Company’s annual net profits above certain levels. The Company will also grant Mr. Lipscomb options to purchase 600,000 shares of the Company’s common stock at the initial public offering price, which options will vest in equal installments over three years.

The Company is involved in various other inquiries, administrative proceedings, and litigation relating to matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company’s financial position or results of operations.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

12. Subsequent Events

On July 28, 2004, the Company converted into a Delaware corporation. As part of the conversion each unit was converted into 160 common shares. Restricted units and unit options were converted using the same ratio. After conversion, there were 14,880,000 shares outstanding including 2,400,000 shares, which vest in four equal installments annually beginning February 25, 2003 and are subject to restriction under a management agreement. Upon conversion, the Company became liable for federal and state taxes on taxable income earned subsequent to the conversion. Losses accumulated prior to the conversion have been passed-through to the unit holders.

Had the Company been a taxable entity prior to the conversion, no tax benefits would have been recognized for the cumulative losses due to uncertainties about their realizability. However, such losses would have been used to eliminate completely the Company’s provision for income taxes related to the earnings recorded for the six months ended July 4, 2004.

In connection with this conversion, the Company adopted the 2004 Stock Incentive Plan that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were outstanding under World Poker Tour, LLC’s 2002 plan at the time of conversion.

On August 9, 2004, the Securities and Exchange Commission declared effective a registration statement of WPTE that registered the offer and sale of up to 4,000,000 shares of WPTE common stock, at $8.00 per share, in the Company’s initial public offering and an additional 600,000 shares of WPTE common stock that may be sold if the underwriters involved in the offering exercise their over-allotment option. The Company’s common stock was approved for trading on The Nasdaq Stock Market and began trading on August 10, 2004. The initial closing of the offering, at which WPTE sold 4,000,000 shares of common stock, occurred on August 13, 2004, with WPTE receiving proceeds of approximately $28.5 million, net of estimated offering expenses and underwriting discounts. On September 17, 2004, the underwriters exercised their over-allotment option to acquire an additional 600,000 common shares resulting in additional net proceeds of $4.4 million to the Company. Proceeds from the offering have been used and are expected to be used to expand our entertainment production business and for our working capital.

The Company has violated certain securities laws in connection with its initial public offering by sending out written e-mail communications to individuals that did not contain all of the information required to be in a prospectus and was not preceded or accompanied by a prospectus meeting these requirements. These violations could require the Company to repurchase shares sold in the offering to direct recipients of the e-mail communications for a period of up to one year at the offering price plus interest. The Company sold 75,200 shares in the offering that are subject to such repurchase rights, and these shares will be classified as common shares subject to repurchase.

It is possible that indirect recipients of the written e-mail communications would assert that they have shares subject to repurchase rights with respect to shares purchased in the offering. Management believes that the repurchase rights do not extend to indirect recipients and would contest any such assertion vigorously; therefore, no such shares have been recorded in the common shares subject to repurchase.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

Following is summarized pro forma balance sheet data as of July 4, 2004. This data has been adjusted to reflect the offering at the initial public offering price of $8.00 per share of common stock.

		July 4, 2004
(In thousands)	December 28, 2003	Actual	Pro Forma
			(1)
Current Assets	$2,434	$2,133	$34,863
Total Assets	2,546	2,541	35,271
Current Liabilities	1,286	2,652	2,652
Note Payable to Parent	3,429	176	—
Common Shares Subject to Repurchase	—	—	602
Class A Units	119	119	—
Common Stock	—	—	19
Additional paid-in-capital	361	561	32,303
Accumulated Deficit	(2,637)	(958)	—

(1)	Data has been adjusted to reflect the conversion of World Poker Tour, LLC to a corporation and the issuance of 4,524,800 common shares in the offering and 75,200 common shares subject to repurchase, and the receipt of the net proceeds therefrom and the application of such net proceeds.

WPT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

WPT Enterprises, Inc. is a media and entertainment company engaged in the creation of branded entertainment through the development, production and marketing of televised programming based on poker and other gaming themes. To date, our operations have principally revolved around the creation of our World Poker Tour brand through the production and licensing of a reality television series exhibited on the Travel Channel that is based on the circuit of previously-established high-stakes poker tournaments that we have affiliated under the “World Poker Tour” name. Our immediate business plan involves continuing to build our World Poker Tour concept into a highly-recognizable brand from which we can generate revenues through license fees, retail sales, corporate sponsorships and other sources. We are pursuing this plan through three operating business units, described in greater detail below:

•	WPT Studios, a multi-media entertainment division.

•	WPT Consumer Products, a branded consumer products division.

•	WPT Corporate Alliances, a sponsorship and event management division.

By far, our principal source of revenues has been and continues to be the license fees we receive under our agreements with the Travel Channel covering the episodes of the World Poker Tour television series. We have recognized some revenues from our WPT Consumer Products and WPT Corporate Alliances business units, and we intend to use the proceeds of our initial public offering, described below, to expand our business in each of our three business units.

On August 9, 2004, the Securities and Exchange Commission declared effective our registration statement that registered the offer and sale of up to 4,000,000 shares of our common stock, at $8.00 per share, in our initial public offering and an additional 600,000 shares of our common stock that may be sold if the underwriters involved in the offering exercise their over-allotment option. Our common stock was approved for trading on The Nasdaq Stock Market and began trading on August 10, 2004. The initial closing of the offering, at which we sold 4,000,000 shares of common stock, occurred on August 13, 2004, and we received proceeds of approximately $28.5 million, net of estimated offering expenses and underwriting discounts. The underwriters’ over-allotment option was exercised on September 17, 2004, resulting in additional net proceeds of $4.4 million to the Company. Proceeds from the offering have been used and are expected to be used to expand our entertainment production business and for our working capital. See Part II, Item 2. There were no selling shareholders participating in the offering.

WPT Studios. Our multi-media entertainment division generates revenue through the domestic and international licensing of broadcast and telecast rights and casino memberships from casinos and cardrooms that host the televised World Poker Tour events. The inaugural season of the World Poker Tour consisted of 15 total episodes that were exhibited on the Travel Channel beginning in the spring of 2003. Season Two will consist of 25 total episodes (14 regular tour stops and 11 specials). We completed production of the episodes comprising our Season Two programming during June 2004. Our

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

production of Season Three began in the third quarter. The completion of production and the final delivery of Season Three episodes are currently scheduled to occur in the second quarter of fiscal 2005. Since our inception, the WPT Studios division has been responsible for approximately 94% of our company’s total revenue, and fees from the licensing of the World Poker Tour episodes to the Travel Channel for distribution in the United States have been responsible for approximately 84% of our company’s total revenue.

Under our agreements with the Travel Channel, we receive fixed license fees for each episode we produce. The license fees for each episode are payable at various times during the pre-production, production and post-production process and are recognized upon the Travel Channel’s receipt and acceptance of the completed episode. Television production costs are generally capitalized and recognized as revenues are recognized.

Our future revenue growth from the U.S. broadcasts of the series will be limited by our agreement with the Travel Channel, which grants the Travel Channel options for the next four seasons (Seasons Four through Seven) under which we would receive fixed license fees for each episode we produce. The options, if exercised, will give the Travel Channel exclusive rights to exhibit our programs an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the United States for four years.

In addition to licensing our programming to the Travel Channel for domestic exhibition, we currently have agreements for international distribution of our programming into a number of countries. Our international distributor is entitled to retain a portion of our gross receipts from these international licenses after recouping up to a certain amount of its expenses. The Travel Channel has the right to receive a portion of our adjusted gross revenues from international television licenses and certain other sources after specified minimum amounts are met.

We also generate revenue from annual membership fees payable by the casinos and card clubs that host World Poker Tour events (our “member casinos”). We currently have written agreements with 12 member casinos, with one member casino participating under an unwritten arrangement.

WPT Consumer Products. During the second quarter of fiscal 2004, we began to derive revenues from the WPT Consumer Products business unit principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced merchandise featuring our World Poker Tour brand. The Travel Channel has the right to receive a percentage of our adjusted gross revenues above certain levels from our product licensing and merchandising activities.

We have either signed or are in the process of negotiating licensing agreements with various licensees for a variety of consumer products in the United States and abroad. In addition, we have entered into a license agreement with our parent company, Lakes Entertainment, Inc., pursuant to which we are licensing the World Poker Tour name and logo to Lakes Entertainment in connection with a casino table game that Lakes Entertainment is developing using certain intellectual property rights of Sklansky Games, LLC. We are also in negotiations with several slot machine manufacturers to license the World Poker Tour brand in connection with the development of an electronic poker-related gaming machine. We also sell company-produced consumer merchandise, including a DVD collection of the World Poker Tour’s Season One and several items of apparel featuring the World Poker Tour logo.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

WPT Corporate Alliances. Our sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events. We recently launched a sponsorship program using the professional sports model to grant entitlement sponsorship opportunities and naming rights to major corporations.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto.

Six Months Ended July 4, 2004 Compared to the Six Months Ended June 29, 2003

Revenues

Total revenues were $8.9 million for the six months ended July 4, 2004 compared to $3.5 million for the same period in the prior year. Revenues for the current and prior year periods were derived primarily from license fees related to the World Poker Tour series. The increase in revenue is primarily due to an increase in license fees related to Season Two episodes delivered to TRV during 2004, compared to license fees related to Season One episodes delivered to TRV during 2003. Also contributing to the increase was revenue of approximately $1.4 million related to host fees, sponsorship and merchandise included in total revenue for the six months ended July 4, 2004. In April 2004, TRV exercised its option to broadcast the first of a possible five additional seasons (Season Three). WPT receives fixed license payments from TRV subject to satisfaction of production milestones and other conditions.

Costs and Expenses

Our production costs increased from $2.1 million for the six months ended June 29, 2003 to $5.1 million for the six months ended July 4, 2004. The increase was due primarily to a greater number of episodes being delivered to the Travel Channel during the 2004 period compared to the comparable 2003 period. Production costs for the six months ended June 29, 2003 excluded a significant amount of costs related to episodes delivered in that period that were expensed as incurred prior to the signing of the Travel Channel contract in March 2003. The gross margins were comparable for the respective six month periods due to higher host, sponsorship and merchandise revenue during the 2004 period that were offset by the exclusion of production costs in the comparable 2003 period.

Selling and administrative expenses increased from $0.7 million for the six months ended June 29, 2003 to $2.0 million for the six months ended July 4, 2004. This increase is primarily due to increases in professional fees and headcount related to the expansion of our entertainment production business.

Other

Interest expense was $30,000 for the six months ended July 4, 2004 compared to $74,000 for the same period in the prior year. This decrease is primarily due to a lower average balance on the credit line with Lakes Entertainment, Inc. during the current year period.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Earnings Per Common Share and Net Earnings

For the six months ended July 4, 2004, basic and diluted earnings per common share were $0.12 and $0.10, respectively, compared to basic and diluted earnings of $0.05 and $0.04 per common share, respectively, for the same period in the prior year. Net income for the period ended July 4, 2004 was $1.7 million compared to $0.6 million for the six months ended June 29, 2003.

Three Months Ended July 4, 2004 Compared to the Three Months Ended June 29, 2003

Revenues

Total revenues were $4.7 million for the three months ended July 4, 2004, compared to $3.0 million in the prior year period. Revenues for the current and prior year periods were primarily derived from license fees related to the World Poker Tour series. The increase in revenue is primarily due to an increase in license fees related to Season Two episodes delivered to TRV during the second quarter of 2004, compared to license fees related to Season One episodes delivered to TRV during the second quarter of 2003. Also contributing to the increase was revenue of approximately $0.9 million related to host fees, sponsorship and merchandise included in total revenue for the three months ended July 4, 2004.

Costs and Expenses

Our production costs increased from $1.2 million for the three months ended June 29, 2003 to $2.6 million for the three months ended July 4, 2004. Production costs for the three months ended June 28, 2003 excluded a significant amount of costs related to episodes delivered in that period that were expensed as incurred prior to the signing of the Travel Channel contract in March 2003. This resulted in a gross margin of 60% for the three months ended June 29, 2003 compared to 44% for the last three months ended July 4, 2004.

Selling and administrative expenses increased from $0.4 million for the three months ended June 29, 2003 to $1.2 million for the three months ended July 4, 2004. This increase is primarily due to increases in professional fees and headcount related to the expansion of our entertainment production business.

Other

Interest income was $11,000 for the three months ended July 4, 2004 compared to interest expense of $37,000 for the same period in the prior year.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Outlook

We completed production of Season Two of the World Poker Tour television series in June 2004 and expect to recognize aggregate revenues of $9.9 million from license fees related to the Season Two episodes under the Travel Channel agreement. We recognized $300,000 and $3.5 million of this amount in the fourth quarter of 2003 and the first quarter of 2004, respectively. We recognized $3.7 million during the second quarter of fiscal 2004, and expect to recognize $1.1 million and $1.3 million during the third and fourth quarters of 2004, respectively. We currently anticipate generating revenues of approximately $10.8 million from Season Three license fees under the Travel Channel agreement, depending on the number of episodes that ultimately comprise that season. We expect to recognize approximately $3.1 million of this revenue during the fourth quarter of fiscal 2004, with the rest being recognized in fiscal 2005. Other sources of expected revenues during the third and fourth quarters of fiscal 2004 include international license fees resulting from the distribution of the World Poker Tour’s Season One and Two and brand licensing fees.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans from our majority equity owner, Lakes Poker Tour, LLC (Lakes Poker Tour), a wholly owned subsidiary of Lakes Entertainment, Inc. At July 4, 2004, we had an accumulated deficit of $1.0 million and $3.8 million of available borrowings under our working capital loan (see Note 8). For the six months ended July 4, 2004, we realized net earnings of approximately $1.7 million and generated $3.5 million of cash from operating activities.

In August 2004, we raised approximately $28.5 million in cash proceeds from our initial public offering, net of underwriting discounts and estimated offering expenses. The underwriters’ over-allotment option was exercised on September 17, 2004, resulting in additional net proceeds of $4.4 million to the Company. We used $0.2 million of the proceeds to repay the balance of the loans from Lakes Poker Tour and intend to use the remaining net proceeds from the offering for working capital for our operations, capital expenditures and for general corporate purposes. We expect that the majority of these expenses will be for production fees, professional fees and payroll. We may use a portion of the proceeds for capital equipment, including studio production equipment, editing equipment for video production and other electronic equipment. The generation of cash flow sufficient to meet the Company’s cash needs is dependent not only on the continuance of the World Poker Tour television series, but also on the Company’s ability to expand revenue channels, control production costs, and manage expansion initiatives. We believe the proceeds of the offering, along with anticipated revenues, will be sufficient to support our operations for the foreseeable future.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

The table below sets forth our known contractual obligations as of August 29, 2004:

			Payments due by period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease(1)	226,500	226,500	—	—	—
Purchase obligations(2)	54,000	54,000	—	—	—
Employee obligation(3)	2,000,000	1,000,000	$1,000,000	—	—

Total	$2,280,500	$1,280,500	$1,000,000	$—	$—

(1)	We have a month-to-month lease for our current office space. The monthly lease payment fluctuates from month to month based on the amount of space we utilize. The average amount paid per month under the lease is approximately $18,875, based on the September 2004 lease. The amount set forth in the table above assumes that we remain in our current office and make monthly lease payments of $18,875 through August 2005.

(2)	Purchase obligations include amounts to be paid to several of our consultants including a monthly retainer of $5,000 payable to Brandgenuity, LLC through December 15, 2004; $34,000 payable to Harryman/Lesley Corp. for services in relation to radio features.

(3)	Employee obligation includes the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

Significant Accounting Policies

The significant accounting policies, which WPT Enterprises, Inc. believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following: revenue recognition, television costs and equity-based compensation.

Revenue recognition: License fee revenue from the World Poker Tour series is recognized upon receipt and acceptance of completed episodes by the Travel Channel in accordance with the terms of the contract. The contract sets forth the number and type of episodes that are required to be delivered to the Travel Channel and the fee that the World Poker Tour will receive for each. World Poker Tour receives written communication from the Travel Channel verifying acceptance of episodes prior to revenue recognition by the World Poker Tour. The Travel Channel makes payments in accordance with an agreed upon schedule. Differences in timing between payments received and episodes delivered and accepted are recorded as deferred revenue or accounts receivable as appropriate. Host fees paid by host casinos are recognized as episodes are aired. Merchandise revenue is recognized upon delivery. Fees paid to resellers are reflected as a reduction of revenues.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Television costs: Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships. Marketing, distribution, and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Based upon management’s estimates, approximately 100% of television costs capitalized as of July 4, 2004 are expected to be recognized during fiscal 2004.

Equity-based compensation: We have equity-based employee and consultant compensation, which is described more fully in Note 9 to the financial statements. We account for equity-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Compensation expense for unit option grants issued to employees is recorded to the extent the fair market value of the units on the date of grant exceeds the option price. Compensation expense for restricted unit grants is measured based on the fair market value of the units on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.

We account for equity-based consultant compensation according to the recognition and measurement principles of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for unit option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided.

Transition to Independent Management of Accounting System and Development of Internal Support of Disclosure Controls and Procedures and Internal Controls.

Since our inception, our personnel have been responsible for initiating financial and business transactions, making related bookkeeping entries and verifying the accuracy of our financial reports. However, the personnel of our majority shareholder, Lakes Entertainment, Inc., have historically been responsible for the operation of our financial accounting systems and preparation of our financial reports as part of an arrangement under which Lakes Entertainment provides us with general and administrative services.

In addition, some of our disclosure controls and procedures and internal controls have been implemented jointly with and supported by Lakes Entertainment’s own internal controls. We have been transitioning to independent operation of our accounting systems, and we continue to develop the internal support of our disclosure controls and procedures and internal controls. We anticipate that our systems will be independently operational within the next several months. Until such time, however, Lakes Entertainment will continue to operate our accounting systems.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Private Securities Litigation Reform Act

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on the Company’s current expectations or beliefs concerning future events. These statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.

Forward looking information involves important risks and uncertainties that could significantly affect the Company’s anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement. The Company’s forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on the Company’s business of gaming, tax and other regulation and of competition. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, these factors include, among others, the following risk factors:

•	We remain heavily reliant upon our agreements with the Travel Channel as a source of revenue and any termination or impairment of these agreements would materially and adversely affect the results of our operations;

•	The termination or impairment of our relationships with key licensing and strategic partners could harm our business performance;

•	Our television programming may fail to maintain a sufficient audience for a variety of reasons, many of which are beyond our control;

•	Our ability to create and license our television programming profitably may be negatively affected by adverse trends that apply to the television production business generally;

•	Our competitors (many of whom have greater financial resources or marketplace presence) may develop television programming that would directly compete with our television programming;

•	A decline in general economic conditions or the popularity of our brand of televised poker tournaments may negatively impact our business;

•	We may be unable to protect our entertainment concepts, our current and future brands and our other intellectual property rights;

•	We may be unable to successfully expand into foreign markets or into new or complementary businesses; and

•	The loss of our President or another member of our senior management team may negatively impact the success of our business.

Investors are cautioned that all forward-looking statements involve risks and uncertainties.

WPT ENTERPRISES, INC.
Quantitative and Qualitative Disclosures about Market Risk; Controls and Procedures

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include cash and cash equivalents, marketable securities and long-term debt. The Company’s main investment objectives are the preservation of investment capital and the maximization of after-tax returns on its investment portfolio. Consequently, the Company invests with only high-credit-quality issuers and limits the amount of credit exposure to any one issuer. The Company does not use derivative instruments for speculative or investment purposes.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 4, 2004, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, our chief executive officer and chief financial officer concluded that WPT Enterprises, Inc.’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

WPT ENTERPRISES, INC.

Part II
Other Information

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2003, we entered into a Settlement Agreement and Release with HSOR, LLC. The agreement resulted from HSOR’s claim that we were infringing upon an HSOR patent by using small television cameras to reveal players’ “hole” cards or “down” cards to a television audience in connection with the televised exhibition of poker tournaments. Pursuant to the terms of the agreement, we pay HSOR a fee upon the initial domestic television exhibition (by our domestic licensee, currently the Travel Channel) of each program we produce using cameras to show players’ “hole” or “down” cards. We are also obligated to pay an additional fee for the initial exhibition of each such program pursuant to a second license entered into subsequent to the term of the license granted to our initial domestic licensee (the Travel Channel), if any. The initial fee for each program ranges from $1,500 to $3,000, depending upon which network initially exhibits the program within the United States ($1,500 if the network initially exhibiting the program is a network other than ESPN or Fox Sports Network, and $3,000 if the network initially exhibiting the program is ESPN or Fox Sports Network), and the additional fee for each program ranges from $750 to $1,500, depending upon which network subsequently exhibits the program within the United States, if any, with a total cap on the amount of fees paid to HSOR in connection with each program of $3,750. There is no fee associated with subsequent exhibitions of the program during the term of either the first or the second license agreements. In other words, once the $1,500 fee is paid to HSOR in connection with the initial exhibition of each program on the Travel Channel, Travel Channel can exhibit the program as many times as it elects in accordance with the terms of the license to Travel Channel without us having to pay any additional fees to HSOR. The term of the settlement agreement extends for the life of the HSOR patent, which expires in May 2014; provided that, the settlement agreement is terminable by us upon 30 days written notice.

On May 21, 2004, we filed a lawsuit against Reece Powers II, Janice Powers, R&J Partnership, Ltd. d/b/a Reece’s Las Vegas Supplies, Virgil Dale Rockwell and Does 1 through 50 in the United States District Court — Southern District of Ohio asserting that the defendants infringed upon our trademark rights in the marks WORLD POKER TOUR and WPT (and related logos) when they organized an unaffiliated poker tournament and advertised the tournament as a WPT satellite event. We obtained a stipulated permanent injunction against the defendants’ future use of the WPT marks and are seeking to recover damages and legal costs associated with this matter.

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

WPT ENTERPRISES, INC.
Part II
Other Information (Continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds.

On August 13, 2004, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-114479) that was declared effective by the SEC on August 9, 2004. A total of 4,000,000 shares of common stock were offered by us under the final prospectus, all of which were sold at a price per share of $8.00. The managing underwriters of our offering were Feltl and Company. The aggregate gross proceeds of the shares offered and sold by us totaled $32.0 million. In connection with the offering, we paid an aggregate of $2.2 million in underwriting discounts and commissions to the underwriters, and other expenses in connection with the offering.

After deducting the underwriting discounts and commissions and the estimated offering expenses, we received net proceeds from our initial public offering of approximately $28.5 million. We used $0.2 million of the net proceeds to repay amounts outstanding under our promissory note to our majority stockholder. On September 17, 2004, the underwriters’ over-allotment option was exercised, resulting in additional net proceeds of $4.4 million to the Company. We intend to use the remaining net proceeds to us from the offering for working capital and capital expenditures associated with the expansion of our media and other businesses and for general corporate purposes.

(c) Issuer Purchases of Equity Securities. Not applicable.

WPT ENTERPRISES, INC.
Part II
Other Information (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Amendment Number 3, dated June 23, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, LLC and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934)

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 2004	WPT ENTERPRISES, INC.

Registrant

/ s/ Lyle Berman

Lyle Berman
Chairman of the Board and
Chief Executive Officer

/s/ W. Todd Steele

W. Todd Steele
Chief Financial Officer