Form 10-Q
period 2004-10-03
WPT ENTERPRISES INC
filed 2004-11-17
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 0-24993

WPT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-06390000

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1041 North Formosa Ave.
Formosa Building, Suite 99
West Hollywood, California	90046

(Address of principal executive offices)	(Zip Code)

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of November 8, 2004, there were 19,480,000 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

INDEX

		Page of
		Form 10-Q
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	Condensed Balance Sheets as of October 3, 2004 and December 28, 2003	3
	Condensed Statements of Loss for the three months ended October 3, 2004 and September 28, 2003	4
	Condensed Statements of Earnings for the nine months ended October 3, 2004 and September 28, 2003	5
	Statements of Shareholders’ Equity for the nine months ended October 3, 2004	6
	Condensed Statements of Cash Flows for the nine months ended October 3, 2004 and December 28, 2003	7
	Notes to Condensed Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	24
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	26
EX-10.1 - Office Lease
EX-10.2 - Amendment to No. 5 Travel Channel Agreement
EX-31.1 - Certification of CEO Pursuant to Section 302
EX-31.2 - Certification of CFO Pursuant to Section 302
EX-32.1 - Certification of CEO Pursuant to Section 906
EX-32.2 - Certification of CFO Pursuant to Section 906

WPT ENTERPRISES, INC.

Condensed Balance Sheets
(In thousands)
(Unaudited)

	October 3, 2004	December 28, 2003
Assets
Current Assets:
Cash and cash equivalents	$27,603	$—
Short-term investments	6,013	—
Accounts receivable, net	485	332
Income taxes receivable	150	—
Inventory	10	10
Television Costs	1,155	1,979
Other current assets	618	113

Total Current Assets	36,034	2,434

Property and Equipment-Net	479	112

Other Assets:
Cash and cash equivalents-restricted	244	—
Investments	207	—

Total Other Assets	451	—

Total Assets	$36,964	$2,546

Liabilities and Shareholders’ Equity
Current Liabilities:
Outstanding checks in excess of bank balance	$—	$184
Accounts payable	574	74
Due to parent	53	240
Deferred revenue	4,067	505
Accrued payroll and related	49	40
Accrued expenses	230	243

Total Current Liabilities	4,973	1,286

Note Payable to Parent	—	3,429

Total Liabilities	4,973	4,715

Common Shares Subject to Repurchase	608	—

Commitments and Contingencies
Shareholders’ Equity
Class A Units — par value of $.001
Authorized 93 units; 93 issued and outstanding	—	119
Class B Units — par value of $1.28
Authorized 7 units; 0 issued and outstanding	—	—
Common Stock, $0.001 par value authorized 100,000 shares;
19,480 issued and outstanding	19	—
Additional paid-in-capital	32,115	361
Accumulated deficit	(746)	(2,637)
Accumulated other comprehensive earnings	3	—
Deferred compensation	(8)	(12)

Total Shareholders’ Equity	31,383	(2,169)

Total Liabilities and Shareholders’ Equity	$36,964	$2,546

The accompanying notes are an integral part of these condensed financial statements.

     WPT ENTERPRISES, INC.

Condensed Statements of Loss
(In thousands, except earnings per share)
(Unaudited)

	Three Months Ended
	October 3, 2004	September 28, 2003
Revenues:
License fees:
Domestic television	$2,350	$334
International television	345	—
Product licensing	159	—

Total License fees	2,854	334
Host fee	50	—
Sponsorship	42	—
Merchandise	28	43

Total Revenues	2,974	377

Cost of Revenues	1,942	280

Gross Profit	1,032	97
Expenses:
Selling and administrative	1,508	486
Depreciation	44	24

Total Expenses	1,552	510

Loss From Operations	(520)	(413)

Other Income (Expense):
Interest income	56	—
Interest expense	(4)	(29)

Net Loss	($468)	($442)

Net Earnings Per Common Share — Basic	($0.03)	($0.03)

Net Earnings Per Common Share — Diluted	($0.03)	($0.03)

Weighted Average Common Shares Outstanding — Basic	16,748	13,360

Dilutive Effect of Restricted Stock	—	—
Dilutive Effect of Stock Options	—	—
Dilutive Effect of Common Shares Subject to Repurchase	—	—

Weighted Average Common Shares Outstanding — Diluted	16,748	13,360

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Statements of Earnings
(In thousands, except earnings per share)
(Unaudited)

	Nine Months Ended
	October 3, 2004	September 28, 2003
Revenues:
License fees:
Domestic television	$9,545	$3,584
International television	510	—
Product licensing	212	—

Total License fees	10,267	3,584
Host fee	850	250
Sponsorship	510	—
Merchandise	205	47

Total Revenues	11,832	3,881

Cost of Revenues	7,059	2,370

Gross Profit	4,773	1,511
Expenses:
Selling and administrative	3,473	1,193
Depreciation	111	63

Total Expenses	3,584	1,256

Earnings From Operations	1,189	255

Other Income (Expense):
Interest income	56	—
Interest expense	(34)	(103)

Net Earnings	$1,211	$152

Net Earnings Per Common Share — Basic	$0.08	$0.01

Net Earnings Per Common Share — Diluted	$0.07	$0.01

Weighted Average Common Shares Outstanding — Basic	14,868	13,164

Dilutive Effect of Restricted Stock	1,333	1,931
Dilutive Effect of Stock Options	684	901
Dilutive Effect of Common Shares Subject to Repurchase	15	—

Weighted Average Common Shares Outstanding — Diluted	16,900	15,996

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Statements of Shareholders’ Equity
For the Nine Months Ended October 3, 2004
(In thousands)
(Unaudited)

	Class A Units		Common Stock		Additional Paid in	Accumulated	Deferred	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Income	Total
BALANCES AT DECEMBER 28, 2003	93	$119			$361	$(2,637)	$(12)		$(2,169)
Reduction of deferred compensation (Unaudited)							4		4
Vesting of Class B units to consultants (Unaudited)					537				537
Conversion of LLC to C-Corporation (Unaudited)	(93)	(119)	14,880	$15	(561)	680			15
Net proceeds from issuance of common stock (Unaudited)			4,600	4	32,386				32,390
Common shares subject to repurchase (Unaudited)					(602)				(602)
Interest on common shares subject to repurchase (Unaudited)					(6)				(6)
Other comprehensive income (Unaudited)								3	3
Net earnings (Unaudited)						1,211			1,211

BALANCES AT OCTOBER 3, 2004 (Unaudited)	—	$—	19,480	$19	$32,115	$(746)	$(8)	$3	$31,383

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3, 2004	September 28, 2003
OPERATING ACTIVITIES:
Net Earnings	$1,211	$152
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	111	63
Unit-based compensation expense	545	45
Changes in operating assets and liabilities:
Accounts receivable	(153)	(54)
Income taxes	(150)	—
Inventory	—	(27)
Television costs	824	(307)
Other current assets	(505)	(10)
Accounts payable	500	(42)
Due to parent	(187)	—
Deferred revenue	3,562	(55)
Accrued expenses	(5)	(37)

Net Cash Provided by (Used in) Operating Activities	5,753	(272)

INVESTING ACTIVITIES:
Purchase of property and equipment	(478)	(21)
Short-term investments, purchases	(6,013)	—
Increase in restricted cash	(244)	—
Investment in unconsolidated affiliate	(207)	—

Net Cash Used in Investing Activities	(6,942)	(21)

FINANCING ACTIVITIES:
(Decrease) Increase in cash provided by checks drawn in excess of bank balances	(184)	117
Net proceeds from issuance of common stock	32,405	—
Proceeds from (repayments of) notes payable to parent	(3,429)	176

Net Cash Provided by Financing Activities	28,792	293

Net decrease in cash and cash equivalents	27,603	—
Cash and cash equivalents — beginning of period	—	—
Cash and cash equivalents — end of period	$27,603	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash operating activities:
Capitalized television costs related to unit options issued to consultants	$4	$—
Cash paid during the period for interest	$(229)	$—
Cash paid during the period for income taxes	$(150)	$—

The accompanying notes are an integral part of these condensed financial statements.

Notes to Condensed Financial Statements

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements
(Unaudited)

1. BUSINESS

WPT Enterprises, Inc. (WPTE or the Company) is a media and entertainment company engaged in the creation of branded entertainment through the development, production and marketing of televised programming based on poker and other gaming themes. To date, our operations have principally revolved around the creation of our World Poker Tour brand through the production and licensing of a reality television series exhibited on the Travel Channel that is based on the circuit of previously-established high-stakes poker tournaments that we have affiliated under the “World Poker Tour” name.

Organization - World Poker Tour, LLC was formed on March 1, 2002 as a majority-owned indirect subsidiary of Lakes Entertainment, Inc. (Lakes or Parent) through Lakes Poker Tour, LLC, Lakes’ wholly-owned subsidiary. On July 28, 2004, World Poker Tour, LLC converted into a Delaware corporation, WPT Enterprises, Inc.

The company concluded its initial public offering in August 2004 and sold 4,000,000 shares of WPTE common stock while raising approximately $28.0 million, net of offering expenses and underwriting discounts. In September 2004, the underwriters exercised their over-allotment option to acquire an additional 600,000 common shares resulting in additional net proceeds of $4.4 million to the Company. Lakes remains as the company’s majority shareholder.

In March 2003, WPTE entered into an agreement with the Travel Channel, L.L.C. (TRV), granting TRV the right to broadcast the first season of the WORLD POKER TOUR® (WPT) series which has now been completed. Under the agreement, TRV has the exclusive right, license, and privilege to exhibit, market, distribute, transmit, perform and otherwise exploit each of the first season’s thirteen two-hour programs produced by WPTE for an unlimited number of times over a four year period within the United States. During July 2003, WPTE reached an agreement with TRV for a second season with TRV being granted options for five additional seasons. In July 2004, WPTE began filming Season Three, which will include 15 regular tour stops and 6 specials. Substantially all of WPTE’s revenues are derived from television license fees and related casino hosting fees and accordingly WPTE is presented as a single segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the condensed financial statements have been condensed or omitted.

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

Investments — The cost method of accounting is used for investments in which WPTE has less than a 20% ownership interest and the Company does not have the ability to exercise significant influence. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the cost or equity method of accounting is appropriate. WPTE’s investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is reported in other assets.

Investments represent the Company’s equity investment with PokerTek, a company that offers “PokerPro”, an automated poker system. As WPT has less than 20% ownership interest and does not have the ability to exercise significant influence over PokerTek, this investment is accounted for under the cost method. At October 3, 2004, the carrying value of this investment is approximately $207,000, and is reported in other assets.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

Revenue Recognition — Domestic Television: Revenue from the distribution of the domestic television series to the Travel Channel (TRV) is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films:

•	Persuasive evidence of an arrangement exists

•	The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery

•	The license period has begun and the customer can begin its exploitation, exhibition or sale

•	The seller’s price to the buyer is fixed and determinable

•	Collectibility is reasonably assured

Revenue is recognized upon the receipt and acceptance of completed episodes by TRV in accordance with the terms of the contract.

International Television: Revenue for international distribution of the television series is recognized as earned under the criteria of SOP 00-2, which is noted above. WPTE presents international distribution license fee revenues net of the distributor’s fees.

Product Licensing: Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Host Fees: Host fee revenues paid by host casinos are recognized as episodes are aired.

Sponsorship: Sponsorship revenues are recognized as episodes are aired.

Cash Equivalents and Short-Term Investments —The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of short-term U.S. Treasury debt securities, municipal bonds and notes, preferred securities and money market funds. Short-term investments consist of Federal Agency debt securities and notes with original maturities beyond three months.

All of the Company’s cash equivalents and short-term investments are considered available-for-sale. Such securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of shareholders’ equity. Interest earned on securities is included in interest income.

Restricted cash of $244,000 at October 3, 2004 represents collateral for a letter of credit to guarantee new office space.

Television Costs — The Company accounts for its television costs pursuant to SOP No. 00-2. Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities and insurance related to production. Production overhead office facilities costs are determined based on percentage of space used and are allocated to television costs based on number of episodes. Production overhead insurance costs are allocated to television costs based on number of episodes. The Company has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode.

Capitalized television costs at October 3, 2004 and December 28, 2003 consist of the following:

	October 3, 2004	December 28, 2003
Television Costs:
In-production	$1,069,000	$1,838,000
Development and pre-production	86,000	141,000

Total television costs	$1,155,000	$1,979,000

Overhead costs of $81,000 and $103,726 were included in the above capitalized television costs at October 3, 2004 and December 28, 2003, respectively. Management currently estimates that approximately 95% and 100% of capitalized television costs at October 3, 2004 are expected to be expensed by the end of fiscal 2004 and 2005, respectively.

Income Taxes — Prior to the Company’s conversion from World Poker Tour, LLC to a C-Corporation, the Company was not a tax-paying entity for federal and state income tax purposes. The members’ allocable share of the Company’s taxable income (loss) was taxed on the member’s income tax returns. Therefore, no provision or liability for federal or state income taxes had been included in the financial statements. Upon conversion, the Company became liable for federal and state taxes on taxable income earned to the conversion. Losses accumulated prior to the conversion have been passed-through to the unit holders.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. No income tax benefit has been recorded for losses subsequent to the conversion due to the uncertainty of realizability.

Deferred Revenue — Licensing advances and guaranteed payments collected, but not yet earned by the Company, as well as host fee and sponsorship receipts, collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets. Deferred revenue is derived from three primary sources: Domestic Television, Product Licensing and Host Fees. Deferred revenue represents advanced payments received from TRV and product licensees, and deposits paid by casinos in order to secure a poker tournament date with the World Poker Tour as a host site. Deferred revenue was $4,067,000 and $505,000 at October 3, 2004 and December 28, 2003, respectively. Deferred revenue at October 3, 2004 included $3,230,000 from domestic television, $537,000 from product licensing and $300,000 from host fees. The $505,000 balance at December 28, 2003 related to host fees.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

Common Shares Subject to Repurchase — The Company violated certain securities laws in connection with its initial public offering by sending out written e-mail communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could require the Company to repurchase shares sold in the offering to direct recipients of the e-mail communications for a period of up to one year at the offering price plus interest. The Company sold 75,200 shares in the offering that are subject to such repurchase rights, and these shares are classified as common shares subject to repurchase.

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

Related Party Transactions — Lakes provides general and administrative services to the Company that include accounting, finance and treasury, tax, human resources/personnel, employee benefits, retail, systems support and marketing support. As reimbursement for these services, Lakes bills the Company an amount equal to the gross wages of the Lakes’ employees that provide services to the Company based upon the actual time incurred on Company matters. Costs of these services totaled $241,000 for the nine months ended October 3, 2004 and are included as selling and administrative expenses and due to parent of $53,000 as of October 3, 2004 in the accompanying financial statements. Operations of the Company may not be indicative of those that would have occurred if it had operated as an independent company.

The Company has entered into an exclusive license agreement with Lakes. Under this agreement, Lakes obtained a license to utilize the World Poker Tour name and logo in connection with casino table games developed by Lakes using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the proposed agreement, if Lakes elects to proceed with its development of casino table games, the Company would be entitled to receive a specified minimum annual royalty payment or 10% of the gross revenue received by Lakes from its sale or lease of the game, whichever is greater.

Stock-Based Compensation — The Company’s predecessor entity, World Poker Tour, LLC, adopted the 2002 Option Plan (the 2002 Plan) which was approved to issue up to an aggregate of 1,120,000 shares in connection with option grants to employees and consultants. The options become exercisable in quarterly installments on each of the first four anniversaries of the date of the grant and expire six years after being exercisable. The employee must be employed by the Company on the anniversary date in order to vest in any shares that year. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any unit option, any options remaining to vest as of the date of termination will be forfeited.

In connection with the conversion to a corporation, the Company adopted the 2004 Stock Incentive Plan that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were previously outstanding under the 2002 Plan at the time of conversion. Under the stock options granted in 2004 under the 2004 option plan, the options vest in equal installments over a three year period, beginning on the first anniversary of the date of each grant and will continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by the Company on the anniversary date in order to vest in any shares that year. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any stock option, any options remaining to vest as of the date of termination will be forfeited. To the extent options are vested, the option shall be exercisable for ten years from the date of grant.

On August 9, 2004, WPTE granted stock options to purchase an additional 1,372,000 shares, including 1,300,000 shares to employees and 72,000 shares to non-employee directors. On September 17, 2004, WPTE granted stock options to purchase an additional 40,000 shares to employees.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

The company accounts for equity-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For unit options and stock options issued to employees, deferred stock compensation for the options is measured at the stocks’ fair value in excess of the exercise price on the date of grant and is being amortized over the vesting period of four years. In connection with these grants, the Company recorded deferred compensation of $2,500, as options granted under the 2002 plan had an exercise price less than the fair value of the underlying share on the date of grant. Deferred equity-based employee compensation cost of $469 in the nine months ended October 3, 2004 is included in selling and administrative expenses in the statement of operations.

The fair value of each award under the option plans are estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the options granted during 2002 and 2004 under the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, method of accounting for the purpose of the pro forma expense disclosure below:

	2002	2003	2004
Risk-free interest rate	4.49%	—	4.21%
Expected life	5 years	—	5 years
Expected dividend yield	—	—	—
Weighted average fair value	$0.63	—	$4.85
Annualized Volatility	—	—	64.22%

The Company accounts for equity-based consultant compensation according to the recognition and measurement principles of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for stock option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided. Fair value is measured when the options vest in annual installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs. Compensation expense for options issued to consultants was $537,000 during the nine months ended October 3, 2004. All of these expenses are capitalized television costs and are included as costs of revenue upon delivery and acceptance of completed episodes.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to equity-based compensation.

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net earnings (loss) as reported	$(468,000)	$(442,000)	$1,211,000	$152,000
Add: Equity-based compensation expense included in reported net earnings (loss)	276,000	8,000	545,000	35,000
Deduct: Total equity-based compensation expense determined under the fair value method	(597,000)	(8,000)	(867,000)	(35,000)
Net earnings (loss) as pro forma under SFAS No. 123	$(789,000)	$(442,000)	$889,000	$152,000
Net (loss) earnings per common share – basic – as reported	$(0.03)	$(0.03)	$0.08	$0.01
Net (loss) earnings per common share – diluted – as reported	$(0.03)	$(0.03)	$0.07	$0.01
Net earnings (loss) per common share – basic – pro forma	$(0.05)	$(0.03)	$0.06	$0.01
Net earnings (loss) per common share – diluted – pro forma	$(0.05)	$(0.03)	$0.05	$0.01

The number of shares issued to the consultants and the value of such shares were based on negotiation between the Company’s management and its parent corporation, Lakes. After determining that Lakes would receive a 78% fully-diluted equity interest in the Company in exchange for an initial investment of $100,000, the remaining 22% equity interest was valued at $28,000 which management believes was appropriate since all of these instruments were issued at approximately the same time. This remaining 22% equity interest was issued in the form of restricted units and unit options and was allocated to five key individuals (three employees and two consultants) involved in the Company’s formation and/or initial operations based on the individuals’ relative perceived value to the enterprise.

On March 4, 2002, the Company granted 2,400,000 shares to its president under a management agreement. The units vest in four equal installments annually beginning February 25, 2003. If there is a change of control all non-vested units vest immediately. In connection with this grant, the Company recorded deferred compensation of $19,200. The Company recognized compensation expense of $3,600 in 2004 for shares earned based upon services provided under the management agreement.

3. CONCENTRATIONS

The Company has entered into agreements with the Travel Channel, LLC pursuant to which it granted the Travel Channel an exclusive license to broadcast and telecast its programs on television in the United States during Seasons One and Two of the World Poker Tour television series and options to acquire similar licenses for the episodes comprising each of the Seasons Three through Seven, which will not be completed until 2009. On May 20, 2004, TRV exercised its option with respect to Season Three.

Under the agreements, the Company is required to deliver each episode of the World Poker Tour television series by a specific delivery date. If the Company fails to timely deliver an episode, TRV has the right to reject that episode and be reimbursed for the related per-episode license fee. As a result, untimely delivery of one or more episodes by the Company may have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

TRV’s decision to exercise its options may be affected by, among other things, the Company’s ability to deliver episodes in a timely manner, as well as the quality of the Company’s programming and its continued acceptance by the

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

viewing public. Since the Company’s revenue from the TRV has represented approximately 83% of the Company’s total historical revenue, a decision by TRV not to exercise its options for future seasons would have a material adverse effect on the Company’s financial condition, results of operations and cash flow, especially if this decision were made prior to the material growth of other Company revenue streams (for example, from the sale of branded merchandise). Even following the growth of other revenue streams, the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand.

4. COMMITMENTS AND CONTINGENCIES

The Company’s contractual purchase obligations to consultants include a monthly retainer of $5,000 payable to Brandgenuity, LLC through December 15, 2004. Brandgenuity is a brand licensing company that pursues brand licensing activities and negotiates licensing agreements on behalf of the Company.

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

On March 28, 2003, the Company entered into a Settlement Agreement and Release with HSOR, LLC. Pursuant to the terms of this settlement agreement, the Company pays HSOR a fee upon the initial domestic television exhibition (by our domestic licensee, currently the Travel Channel) of each program the Company produces using cameras to show players’ “hole” or “down” cards. The Company is also obligated to pay an additional fee for the initial exhibition of each such program pursuant to a second license entered into subsequent to the term of the license granted to our initial domestic licensee (the Travel Channel), if any. The initial fee for each program ranges from $1,500 to $3,000, depending upon which network initially exhibits the program within the United States (i.e. $1,500 if the network initially exhibiting the program is a network other than ESPN or Fox Sports Network, and $3,000 if the network initially exhibiting the program is ESPN or Fox Sports Network), and the additional fee for each program ranges from $750 to $1,500, depending upon which network subsequently exhibits the program within the United States, if any, with a total cap on the amount of fees paid to HSOR in connection with each program of $3,750. There is no fee associated with subsequent exhibitions of the program during the term of either the first or the second license agreements. In other words, once the $1,500 fee is paid to HSOR in connection with the initial exhibition of each program on the Travel Channel, Travel Channel can exhibit the program as many times as Travel Channel elects in accordance with the terms of the license to Travel Channel without the Company having to pay any additional fees to HSOR. During the nine months ended October 3, 2004, the Company made total payments to HSOR, LLC of $27,000.

The total amounts required to be paid under the settlement agreement for each year will depend on the number of episodes produced by the Company and exhibited domestically during that year. The term of the settlement agreement extends for the life of the HSOR patent, which expires in May 2014; provided that, the settlement agreement is terminable by the Company upon 30 days written notice.

On March 4, 2002, the Company entered into a written employment agreement with Steven Lipscomb pursuant to which he served as Chief Executive Officer. In connection with entering into the agreement, the Company issued 15,000 limited liability company membership units to Mr. Lipscomb that are subject to forfeiture restrictions which lapse in equal installments over four years, subject to acceleration in the event Mr. Lipscomb’s employment is terminated without “Cause” or there is a “Change of Control” (each as defined). Until the restrictions have lapsed with respect to any portion of Mr. Lipscomb’s membership units, the units will be immediately forfeited to the Company if Mr. Lipscomb’s employment is terminated for “Cause” (as defined) or a gaming authority determines that Mr. Lipscomb is unsuitable or unqualified to be associated with Lakes or a subsidiary of Lakes. Upon conversion into the corporation, these limited liability company membership units converted into 2,400,000 shares of common stock and the forfeiture restrictions lapsed on 1,200,000 shares. The forfeiture restrictions on the remaining 1,200,000 shares will lapse in 600,000 share installments on February 25, 2005 and February 25, 2006, respectively. See also Note 2.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

On April 14, 2004, the Company entered into a letter agreement outlining the terms of a three year employment agreement for Mr. Lipscomb that the Company plans to enter into in the fourth quarter of 2004. Under this letter agreement, the Company has agreed to pay Mr. Lipscomb an annualized base salary of $500,000 commencing as of December 29, 2003 (which includes back pay for Mr. Lipscomb’s salary shortfall from January through March 2004) and Mr. Lipscomb will be eligible for an annual bonus of up to 10% of the Company’s net profits and an additional bonus equal to a percentage of the Company’s annual net profits above certain levels. The Company also granted Mr. Lipscomb options to purchase 600,000 shares of the Company’s common stock at $8.00 per share on August 9, 2004, which options will vest in equal installments over three years.

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

WPT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

WPT Enterprises, Inc. (WPTE or the Company) is a media and entertainment company engaged in the creation of branded entertainment through the development, production and marketing of televised programming based on poker and other gaming themes. To date, our operations have principally revolved around the creation of our World Poker Tour brand through the production and licensing of a reality television series exhibited on the Travel Channel (TRV) that is based on the circuit of previously-established high-stakes poker tournaments that we have affiliated under the “World Poker Tour” name. Our immediate business plan involves continuing to build our World Poker Tour concept into a highly-recognizable brand from which we can generate revenues through license fees, retail sales, corporate sponsorships and other sources. We are pursuing this plan through three operating business units, described in greater detail below:

•	WPTE Studios, a multi-media entertainment division.

•	WPTE Consumer Products, a branded consumer products division.

•	WPTE Corporate Alliances, a sponsorship and event management division.

By far, our principal source of revenues has been and continues to be the license fees we receive under our agreements with the Travel Channel covering the episodes of the World Poker Tour television series. We have recognized some revenues from our WPTE Consumer Products and WPTE Corporate Alliances business units, and we intend to use the proceeds of our initial public offering, described below, to expand our business in each of our three business units.

On August 9, 2004, the Securities and Exchange Commission declared effective our registration statement that registered the offer and sale of up to 4,000,000 shares of our common stock, at $8.00 per share, in our initial public offering and an additional 600,000 shares of our common stock that may be sold if the underwriters involved in the offering exercise their over-allotment option. Our common stock was approved for trading on The Nasdaq Stock Market and began trading on August 10, 2004. The initial closing of the offering, at which we sold 4,000,000 shares of common stock, occurred on August 13, 2004, and we received proceeds of approximately $28.0 million, net of offering expenses and underwriting discounts. The underwriters’ over-allotment option was exercised on September 17, 2004, resulting in additional net proceeds of $4.4 million to the Company. Proceeds from the offering have been used and are expected to be used to expand our entertainment production business and for our working capital. See Part II, Item 2. There were no selling shareholders participating in the offering.

WPTE Studios. Our multi-media entertainment division generates revenue through the domestic and international licensing of broadcast and telecast rights and casino memberships from casinos and cardrooms that host the televised World Poker Tour events. Season One of the World Poker Tour consisted of 15 total episodes that were exhibited on the Travel Channel beginning in the spring of 2003. Season Two consisted of 25 total episodes (14 regular tour stops and 11 specials). We completed production of the episodes comprising our Season Two programming during June 2004. We recognized an aggregate of $9.9 million in revenues from Season Two episode from the fourth quarter of 2003 through the third quarter of 2004. Our production of Season Three began in the third quarter, and we will begin to deliver episodes in the fourth quarter of 2004. The completion of production and the final delivery of Season Three episodes are currently scheduled to occur in the second quarter of fiscal 2005. Since our inception, the WPT Studios division has been responsible for approximately 93% of our company’s total revenue, and fees from the licensing of the World Poker Tour episodes to the Travel Channel for distribution in the United States have been responsible for approximately 83% of our company’s total revenue.

Under our agreements with the Travel Channel, we receive fixed license fees for each episode we produce. The license fees for each episode are payable at various times during the pre-production, production and post-production process and are recognized upon the Travel Channel’s receipt and acceptance of the completed episode. Television production costs are generally capitalized and charged to the Statements of Earnings and Loss as revenues are recognized.

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

In addition to licensing our programming to the Travel Channel for domestic exhibition, we currently have agreements for international distribution of our programming into a number of countries. Our international distributor remits to us license fees net of a distribution fee and agreed upon sales and marketing expenses. The Travel Channel has the right to receive a portion of our adjusted gross revenues from international television licenses and certain other sources after specified minimum amounts are met.

We also generate revenue from annual membership fees payable by the casinos and card clubs that host World Poker Tour events (our “member casinos”). We currently have written agreements with 12 member casinos and one member casino participating under an unwritten arrangement.

In October 2004, we announced the formation of the Professional Poker Tour (PPT). The PPT is an invitation only tournament restricted to poker’s professional elite, including champions from WPT and other major poker competitions. The PPT currently includes five major stops: Foxwoods, Bellagio, Goldstrike Casino, Commerce Casino and the Mirage. WPTE will produce these five episodes and contribute certain allocated amounts to the event fees. We intend to license the series for network broadcast or cable telecast.

WPTE Consumer Products. During the second quarter of fiscal 2004, we began to derive revenues from the WPTE Consumer Products business unit principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced merchandise featuring our World Poker Tour brand. The Travel Channel has the right to receive a percentage of our adjusted gross revenues above certain levels from our product licensing and merchandising activities.

We have signed or are in the process of negotiating licensing agreements with various licensees for a variety of consumer products in the United States and abroad. In addition, we have entered into a license agreement with our parent company, Lakes Entertainment, Inc. (Lakes), pursuant to which we are licensing the World Poker Tour name and logo to Lakes in connection with casino table games that Lakes intends to distribute using certain intellectual property rights of Sklansky Games, LLC. We have entered into an agreement with IGT, a slot machine manufacturer, to license the World Poker Tour brand in connection with the development of electronic, casino-based, poker-related gaming machines. We also sell company-produced consumer merchandise, including a DVD collection of the World Poker Tour’s Season One and several items of apparel featuring the World Poker Tour logo. We have also entered into a non-binding letter of intent to work with online gaming company WagerWorks Inc. to offer a WPT-branded, international, real-money gaming website in countries where it is legal for U.S. companies to operate gaming businesses.

WPTE Corporate Alliances. Our sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto.

Nine Months Ended October 3, 2004 Compared to the Nine Months Ended September 28, 2003

Revenues

Total revenues were $11.8 million for the nine months ended October 3, 2004 compared to $3.9 million for the same period in the prior year. Revenues for the current and prior years were derived primarily from television license fees related to the WORLD POKER TOUR® (WPT) series. The increase in revenue is primarily due to an increase in the number of episodes delivered to the Travel Channel, LLC (TRV) during the first nine months of 2004 compared to the number of episodes delivered to TRV during the first nine months of 2003. Also contributing to the increase was revenue of approximately $2.3 million related to international television licensing, product licensing, host fees, sponsorship, and merchandise included in total revenue for the nine months ended October 3, 2004. In April 2004, TRV exercised its option to broadcast Season Three, the first of a possible five additional seasons of WPT covered by the option. WPT Season Three episodes are currently in production, and are scheduled to begin airing in March 2005. We receive fixed license payments from TRV subject to satisfaction of production milestones and other conditions. Domestic television license revenue is recognized upon delivery of completed episodes to TRV. We will begin to deliver completed Season Three episodes starting in the fourth quarter of 2004 and expect to begin to recognize revenues at that time.

Costs and Expenses

Our costs of revenues increased from $2.4 million for the nine months ended September 28, 2003 to $7.1 million for the nine months ended October 3, 2004. Cost of revenues for the current and prior year periods were derived primarily from production costs related to the WPT series. The increase was due primarily to a greater number of episodes being delivered to TRV during the 2004 period compared to the comparable 2003 period. Production costs for the nine months ended September 28, 2003 excluded a significant amount of costs related to episodes delivered in that period that were expensed as incurred in 2002 prior to the signing of the TRV contract in March 2003. Overall gross margins were comparable for the respective nine month periods due to higher international licensing, product licensing, host, sponsorship and merchandise revenue during the 2004 period that were offset by the exclusion of production costs in the comparable 2003 period.

Selling and administrative expenses increased from $1.2 million for the nine months ended September 28, 2003 to $3.5 million for the nine months ended October 3, 2004. This increase is primarily due to additional legal and consulting fees incurred during the 2004 period associated with business development, an increase in distribution costs associated with product licensing, and an increase in payroll costs resulting from growth related to becoming a public company.

Other

Interest income, net of interest expense, was $22,000 for the nine months ended October 3, 2004 compared to $103,000 of interest expense for the same period in the prior year. This difference is primarily due the payoff of the credit line with Lakes during the current year period and higher investment balances in the current year from the proceeds of the initial public offering.

Earnings Per Common Share and Net Earnings

For the nine months ended October 3, 2004, basic and diluted earnings per common share were $0.08 and $0.07, respectively, compared to basic and diluted earnings of $0.01 per common share for the same period in the prior year. Net income for the period ended October 3, 2004 was $1.2 million compared to $0.2 million for the nine months ended September 28, 2003.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Three Months Ended October 3, 2004 Compared to the Three Months Ended September 28, 2003

Revenues

Total revenues were $3.0 million for the three months ended October 3, 2004, compared to $0.4 million in the prior year period. Revenues for the current and prior year quarters were derived primarily from television license fees related to the WPT series. The increase in revenue is primarily due to an increase in the number of episodes delivered to TRV during the third quarter of 2004 compared to the number of episodes delivered to TRV during the third quarter of 2003. Also contributing to the increase was revenue of approximately $0.6 million related to international television licensing, product licensing, host fees, sponsorship, and merchandise included in total revenue for the three months ended October 3, 2004. In April 2004, TRV exercised its option to broadcast Season Three, the first of a possible five additional seasons of WPT covered by the option. WPT Season Three episodes are currently in production, and are scheduled to begin airing in March 2005.

Costs and Expenses

Production costs increased from $0.3 million for the three months ended September 28, 2003 to $1.9 million for the three months ended October 3, 2004. The increase in production costs is primarily due to an increase in the number of episodes delivered to TRV during the third quarter of 2004 compared to the number of episodes delivered to TRV during the third quarter of 2003. Overall gross margins were 35% for the three months ended October 3, 2004 compared to 26% for the three months ended September 28, 2003. The higher gross margins in the current year period were due primarily to higher international television and product licensing revenues in 2004 compared to the same quarter in 2003.

Selling and administrative expenses increased from $0.5 million for the three months ended September 28, 2003 to $1.5 million for the three months ended October 3, 2004. This increase is primarily due to additional legal and consulting fees incurred during the 2004 period associated with business development and an increase in payroll costs resulting from growth related to becoming a public company.

Other

Interest income, net of interest expense, was $52,000 for the three months ended October 3, 2004 compared to interest expense of $29,000 for the same period in the prior year. This difference is primarily due the payoff of the credit line with Lakes Entertainment, Inc. during the current year period and higher investment balances in the current year from the proceeds of the initial public offering.

Losses Per Common Share and Net Losses

For the three months ended October 3, 2004, basic and diluted losses per common share were $0.03 compared to basic and diluted losses of $0.03 per common share for the same period in the prior year. Net loss for the quarter ended October 3, 2004 was $0.5 million compared to a $0.4 million loss for the quarter ended September 28, 2003.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Outlook

We currently anticipate generating revenues of approximately $10.8 million from Season Three license fees under the Travel Channel agreement, depending on the number of episodes that ultimately comprise that season. We expect to recognize approximately $3.1 million of this revenue during the fourth quarter of fiscal 2004, with the rest being recognized in fiscal 2005. Other sources of expected revenues during the fourth quarter of fiscal 2004 include international television licensing revenues resulting from the distribution of the World Poker Tour’s Season One and Two and product licensing fees.

Liquidity and Capital Resources

From our inception through August 13, 2004, we funded our startup costs, operating costs and capital expenditures through loans from our majority equity owner, Lakes Poker Tour, LLC (Lakes Poker Tour), a wholly owned subsidiary of Lakes Entertainment, Inc. At October 3, 2004, we had an accumulated deficit of $0.7 million and $4.0 million of available borrowings under our working capital loan, which we do not intend to utilize in the future. For the nine months ended October 3, 2004, we realized net earnings of approximately $1.2 million and generated $5.8 million of cash from operating activities.

On August 13, 2004, we completed an initial public offering of our common stock. The aggregate gross proceeds of the shares offered and sold by us, including shares sold under the over-allotment option, totaled $36.8 million. In connection with the offering, we paid an aggregate of $2.9 million in underwriting discounts and commissions to the underwriters, and $1.5 million in other expenses in connection with the offering. After deducting the underwriting discounts and commissions and the total offering expenses, we received net proceeds from our initial public offering of approximately $32.4 million. We used $0.2 million of the proceeds to repay the balance of the loans from Lakes Poker Tour, and we have retained almost all of the net proceeds from the offering in cash, cash equivalents and short-term investments, and intend to use the net proceeds for working capital and capital expenditures associated with the expansion of our media and other businesses and for general corporate purposes. The generation of cash flow sufficient to meet the Company’s cash needs is dependent not only on the continuance of the World Poker Tour television series, but also on the Company’s ability to expand revenue channels, control production costs, and manage expansion initiatives. We believe the proceeds of the offering, along with anticipated revenues, will be sufficient to support our operations for the foreseeable future.

The table below sets forth our known contractual obligations as of October 31, 2004:

	Payments due by period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease(1)	$3,043,000	$273,000	$936,000	$998,000	$836,000
Purchase obligations(2)	10,000	10,000	—	—	—
Employee obligation(3)	1,833,000	1,000,000	833,000	—	—

Total	$4,886,000	$1,283,000	$1,769,000	$998,000	$836,000

(1)	We have a month-to-month lease for our current office space. The monthly lease payment fluctuates from month to month based on the amount of space we utilize. The average amount paid per month under the lease is approximately $21,000.

WPTE has signed a new lease and is expected to move into the new office space in March 2005 where the monthly lease payments will start at approximately $38,000 and escalate up to approximately $45,000. The amount set forth in the table above assumes monthly lease payments through May 2011.

(2)	Purchase obligations include a monthly retainer of $5,000 payable to Brandgenuity, LLC through December 15, 2004.

(3)	Employee obligation includes the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Significant Accounting Policies

The significant accounting policies, which WPTE believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following: revenue recognition, television costs, deferred revenue and stock-based compensation.

Revenue recognition: Domestic and international television license fee revenues are recognized as earned by the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films. Revenue is recognized upon receipt and acceptance of episodes by the ultimate customer once the license period has begun. Currently, for international television license fees the company does not consider collectibility to be reasonably assured until the distributor has received payment. WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligator in the transaction with the ultimate customer.

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Host fee revenues paid by host casinos are recognized as episodes are aired.

Sponsorship revenues are recognized as episodes are aired.

Deferred revenue: Licensing advances and guaranteed payments collected, but not yet earned by the Company, as well as host fee and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets.

Television costs: Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships. Marketing, distribution, and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by TRV of the completed episode. Management currently estimates that approximately 95% and 100% of capitalized television costs at October 3, 2004 are expected to be expensed by the end of fiscal 2004 and 2005, respectively

Stock-based compensation: We account for equity-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Compensation expense for stock option grants issued to employees is recorded to the extent the fair market value of the stock on the date of grant exceeds the option price. Compensation expense for restricted stock grants is measured based on the fair market value of the stock on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.

We account for equity-based consultant compensation according to the recognition and measurement principles of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for stock option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Recently issued accounting pronouncements: In March 2004, the FASB issued an exposure draft of a proposed standard entitled “Share Based Payment”, which would amend existing accounting rules. The proposed standard, if adopted, would require expensing stock options issued by the Company based on their estimated fair value at the date of grant and would be effective for the third quarter of 2005. Upon issuance of a final standard, which is expected in late 2004, we will evaluate the impact on our consolidated financial position and results of operations.

Transition to Independent Management of Accounting System and Development of Internal Support of Disclosure Controls and Procedures and Internal Controls.

Since our inception, our personnel have been responsible for initiating financial and business transactions, making related bookkeeping entries and verifying the accuracy of our financial reports. However, the personnel of our majority shareholder, Lakes, have historically been responsible for the operation of our financial accounting systems and preparation of our financial reports as part of an arrangement under which Lakes provides us with general and administrative services.

In addition, some of our disclosure controls and procedures and internal controls have been implemented jointly with and supported by Lakes’ own internal controls. We have been transitioning to an independent operation of accounting systems, and we continue to develop the internal support of our disclosure controls and procedures and internal controls. We anticipate that our systems will be independently operational within the next several months. Until such time, however, Lakes will continue to support our accounting systems.

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

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

•	We remain heavily reliant upon our agreements with TRV as a source of revenue and any termination or impairment of these agreements would materially and adversely affect the results of our operations;

•	The termination or impairment of our relationships with key licensing and strategic partners could harm our business performance;

•	Our television programming may fail to maintain a sufficient audience for a variety of reasons, many of which are beyond our control;

•	Our ability to create and license our television programming profitably may be negatively affected by adverse trends that apply to the television production business generally;

•	Our competitors (many of whom have greater financial resources or marketplace presence) may develop television programming that would directly compete with our television programming;

•	A decline in general economic conditions or the popularity of our brand of televised poker tournaments may negatively impact our business;

•	We may be unable to protect our entertainment concepts, our current and future brands and our other intellectual property rights;

•	We may be unable to successfully expand into foreign markets or into new or complementary businesses;

•	The regulatory environment for online gaming is currently uncertain, and despite our efforts to comply with applicable laws, we may be unable to pursue this business fully or our activities may be claimed or found to be in violation of applicable United States or foreign regulations; and

•	The loss of our President or another member of our senior management team may negatively impact the success of our business.

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

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 3, 2004, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

Part II Other Information

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

On August 25, 2004, we filed a lawsuit against TVi Media, LLC, Passport International Productions of California and Does 1-10 in the United States District Court, Central District of California asserting that defendants’ use of certain video footage infringed upon WPTE’s copyrighted materials and that defendants engaged in unfair competition through the use of WPTE’s copyrighted materials and trademarks. On September 7, 2004, the Honorable Dale S. Fischer entered a stipulated preliminary injunction enjoining defendants and all those acting in concert with them from infringing our copyrighted materials and trademarks. Expedited discovery is proceeding. On November 4, 2004, we amended the complaint to add additional parties, who are still in the process of being served. They include Dante Pugliese, Michelle Pugliese, Sam Riddle, Sam Riddle & Associates, Inc., and International Poker Championship Series, Inc.

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

WPT ENTERPRISES, INC.
Part II
Other Information (Continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds.

On August 13, 2004, we completed an initial public offering of our common stock. The aggregate gross proceeds of the shares offered and sold by us, including shares sold under the over-allotment option, totaled $36.8 million. In connection with the offering, we paid an aggregate of $2.9 million in underwriting discounts and commissions to the underwriters, and $1.5 million in other expenses in connection with the offering. After deducting the underwriting discounts and commissions and the total offering expenses, we received net proceeds from our initial public offering of approximately $32.4 million. We used $0.2 million of the proceeds to repay the balance of the loans from Lakes Poker Tour, and we have retained almost all of the net proceeds from the offering in cash, cash equivalents and short-term investments, and intend to use the net proceeds for working capital and capital expenditures associated with the expansion of our media and other businesses and for general corporate purposes.

(c) Issuer Purchases of Equity Securities. Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Office Lease, dated as of September 24, 2004, by and between Wilshire Courtyard L.L.C. and WPT Enterprises, Inc.

10.2	Amendment Number 5, dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934)

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2004	WPT ENTERPRISES, INC.

Registrant

/s/ Lyle Berman

Lyle Berman Chairman of the Board and Chief Executive Officer

/s/ W. Todd Steele

W. Todd Steele Chief Financial Officer