Form 10-K
period 2005-01-02
WPT ENTERPRISES INC
filed 2005-03-18
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 0-24993

WPT Enterprises, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	7812	77-0639000
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

1041 North Formosa Avenue, Formosa Building, Suite 99
West Hollywood, California 90046
Telephone: (323) 850-2888
Facsimile: (323) 850-2870

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.001 par value	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 9, 2005, 19,720,000 shares of the Registrant’s Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 4, 2004 (the last business day of our most recently completed second quarter) was: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the Registrant’s definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 1, 2005 are incorporated by reference into Items 10 through 14, inclusive.

PART I

Item 1. Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of WPT Enterprises, Inc., a Delaware corporation, could differ materially from the Company’s historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Risk Factors.”

General

     WPT Enterprises, Inc. (“WPTE” or the “Company”) is a company engaged in the creation of internationally branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. WPTE is the creator of the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the United States and more than 60 markets globally. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware. We began generating revenue during fiscal 2003 and realized quarterly earnings for the first time during the first quarter of fiscal 2004. From March 1, 2002 (the date of our inception) through January 2, 2005 (the end of our most recently completed fiscal quarter), we have incurred an aggregate net loss of $1.9 million.

The “World Poker Tour” Tournaments, Television Series and Brand

The World Poker Tour (sometimes referred as “WPT”) is a sports league of affiliated poker tournaments open to the mainstream public. There are currently 16 regular World Poker Tour tournaments (or “tour stops”) on the circuit which are all hosted by prestigious casinos and poker rooms. Each season of tour stops culminates in the WPT Championship at Bellagio, Las Vegas, Nevada, a tournament that includes the winner of each of the previous WPT tournaments. The World Poker Tour tour stops have attracted well-known and established professional and amateur poker players on the poker circuit. We also make our tour stops accessible to the mainstream poker player by partnering with casinos and poker rooms which host “satellite” and “super satellite” poker tournaments in which the winner or winners may ultimately earn the right to participate in our main events. See “Access to the World Poker Tour — Our Satellite and Super Satellite Tournaments.” At our tour stops, we videotape the final table of participants competing for some of the poker world’s largest tournament prize pools. We then package this footage into two hour episodes which are distributed for broadcast to both domestic and international television audiences. See “Our Existing Brand — The World Poker Tour.” In addition, we film and produce special episodes based on a variety of non-traditional poker tournaments, which we also distribute for broadcast along with the episodes based on our regular tour stops. See “Our Existing Brand — The World Poker Tour — World Poker Tour Special Events.”

The World Poker Tour brand has gained recognition through the telecast of World Poker Tour’s television series, which is exhibited initially on the Travel Channel and multiple television networks around the world. Since its premiere during the spring and summer of 2003, the television series has become the Travel Channel’s highest rated program, based on data compiled by Nielsen Media Research that measures the number of television households viewing the series’ episodes. Season Two’s opening tour stop was exhibited on the Travel Channel on March 3, 2004, and the season consisted of 14 two hour episodes based on the World Poker Tour’s regular tour stops and 11 two-hour episodes based on World Poker Tour special events, with episodes currently scheduled to be exhibited through early 2005. We began producing our Season Three programming in the summer of 2004, and expect the season to consist of 16 episodes based on the World Poker Tour’s regular tour stops and at least 5 episodes based on World Poker Tour special events. Season Three’s opening tour stop was exhibited on the Travel Channel on March 2, 2005.

We believe that we have strengthened the World Poker Tour brand through our relationships with numerous prestigious casinos, many of which have long-established poker tournaments, our ability to attract well-known, established professional poker players to our tournaments, and our ability to build excitement and identification among a core audience of amateur poker players by giving a broad range of amateurs the ability to compete for seats at our tournaments.

Our Business Segments

Through our three business segments, WPT Studios, WPT Consumer Products, and WPT Corporate Alliances, we plan to continue building our World Poker Tour concept into a highly-recognizable brand from which we can generate revenues through license fees, host fees, corporate sponsorships, retail sales, and other sources.

WPT Studios Through its multi-media entertainment business, WPT Studios generates revenue through the domestic and international licensing of broadcast rights and membership fees from casinos and cardrooms that host the televised World Poker Tour events. The vast majority of WPT Studios’ historical revenue (and approximately 76% of our company’s total historical revenue) has resulted from the licensing of our World Poker Tour television series episodes to the Travel Channel for distribution in the United States. See “Significant Customers” below.

WPT Consumer Products Through its branded consumer products business, WPT Consumer Products generates revenue through the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products and through our sale of company-produced merchandise featuring our World Poker Tour brand.

WPT Corporate Alliances Through its corporate promotional business, WPT Corporate Alliances generates revenue through sales of corporate sponsorships that include elements of on-air visibility, corporate live event sponsorship, promotional sponsorships and corporate hospitality events.

The table below sets forth, for each period shown, the aggregate revenues attributable to each business segment and the amount of such revenues as a percentage of our total revenues attributable to such business segment.

($000s)		Fiscal 2004	Fiscal 2003	Fiscal 2002

WPT Studios	Revenue	$14,740	$4,134	—
	% of Total Revenue	84.0%	97.0%	—
WPT Consumer Products	Revenue	2,234	126	—
	% of Total Revenue	12.7%	3.0%	—
WPT Corporate Alliances	Revenue	583	—	—
	% of Total Revenue	3.3%	—	—

Total Company Revenue		$17,557	$4,260	—

Significant Customers

Approximately 76% of our company’s total revenues since inception were derived from license fees under our agreement with the Travel Channel. Therefore, our ability to generate sufficient cash flow to fund our operations is heavily dependent on this agreement. Pursuant to this agreement, we have granted the Travel Channel an exclusive license to exhibit the Season Two episodes of the World Poker Tour television series in the United States and successive one year options to acquire similar rights for the episodes comprising each of the next five seasons (Seasons Three through Seven), which will not be completed until 2009. The Travel Channel has exercised its option for the first of these additional five seasons (Season Three). Due to the exclusive nature of the license, we expect our financial results to remain heavily dependent on our agreement with the Travel Channel throughout its term.

Our Future Plans

Our future plans involve expanding the popularity and reach of the World Poker Tour brand through a variety of endeavors. We intend to focus on the continued growth of World Poker Tour tournaments and the live events that surround them. With our member casinos, we will endeavor to continue the increase in players and prize pools that we have experienced in our first two seasons. Having already established WPT tour stops as premier poker tournaments across the country and outside the United States, our goal is to continue to build these events into major regional and national destinations, drawing a broad array of players, spectators and media. We believe that by increasing the attendance and the popularity of World Poker Tour tournaments, we will increase the visibility of the World Poker Tour brand, expand the distribution of our consumer products and solidify the World Poker Tour circuit of tournaments. We are also exploring the possibility of expanding our current business operations into international markets through increased international distribution of our current programming and the creation of regional poker circuits in different parts of the world.

In addition to focusing on tournament building, we plan to extend the domestic and international footprint of the World Poker Tour brand through derivative products and concepts that utilize our existing content while creating new content. These derivative concepts may include the production of “how-to” poker videos, fictional or reality-based content for television, movies or other visual art media that are based upon the World Poker Tour circuit, the competitors on the World Poker Tour circuit, the casinos that host the World Poker Tour tournaments, or the game of poker itself. Our goal for the World Poker Tour is to continue to build our brand into one of the major players in sports branding, on the order of the National Basketball Association, the National Football League, NASCAR and the Professional Golfers’ Association.

In October 2004, we announced the formation of the Professional Poker Tour (PPT). The PPT is an invitation only tournament restricted to poker’s professional elite, including champions from WPT and other major poker competitions. The PPT currently includes five major stops: Foxwoods, Bellagio, Goldstrike Casino, Commerce Casino and Mirage. WPTE will produce these five episodes and contribute certain allocated amounts to the event fees. We intend to license the series for network broadcast or cable telecast.

On February 3, 2005, the Company finalized its agreement with WagerWorks to develop a WPT-branded real-money gaming website. The site, WPTonline.com, is expected to officially launch in the second quarter of 2005. See “Pursuit of Additional Business Opportunities - Online Gaming” below.

History

We were founded on March 1, 2002 by Steven Lipscomb, who served as our Chief Executive Officer from our inception until February 2004 and currently serves as our President, and Lakes Poker Tour, LLC, a wholly-owned subsidiary of Lakes Entertainment, Inc., whose founder and Chief Executive Officer, Lyle Berman, also serves as our Chairman and Chief Executive Officer. We were initially organized as a Delaware limited liability company named World Poker Tour, LLC. On July 28, 2004, we converted into a Delaware corporation named “WPT Enterprises, Inc.”

The company concluded its initial public offering in August 2004 and sold 4,000,000 shares of WPTE common stock while raising approximately $28.0 million, net of offering expenses and underwriting discounts. In September 2004, the underwriters exercised their over-allotment option to acquire an additional 600,000 common shares resulting in additional net proceeds of $4.4 million to the Company. Lakes remains the company’s majority shareholder.

Our Existing Brand — The World Poker Tour

World Poker Tour “Tour Stops” and the WPT Championship

Annual poker tournaments have been hosted by many casinos and cardrooms around the world for many years. To gain a seat at the table in these tournaments, competitors “buy in” by paying an entry fee, some or all of which goes into the tournaments’ prize pools (that is, the amount of money that the winners take home). This buy in amount can be as much as $25,000 at the largest and best-known tournaments. Each player who buys into a tournament receives the same amount of poker chips and competes against the other players until being eliminated by losing all of his or her chips. The remaining players continue to compete until only one player, the champion, remains. Professional and amateur poker players may be drawn to established tournaments based on the size of a poker tournament’s prize pool, the prestigious nature of the casino or cardroom hosting the event, the history and tradition of the tournament itself and the level of the competition drawn to the event.

The World Poker Tour is a series of annual poker tournaments that are hosted by some of the world’s most recognizable poker venues and feature large prize pools. While many of these tournaments have been in existence for years, we have turned them into a circuit of events that is affiliated under the World Poker Tour name with the intention of creating a sporting circuit in the tradition of the NBA, the NFL, the PGA Tour, NASCAR and other sporting circuits.

The inaugural season of the World Poker Tour consisted of 12 tour stops and the season ending WPT Championship, and we added one additional tournament to the World Poker Tour’s list of tour stops for Season Two. Currently, the World Poker Tour consists of the following 16 annual poker tournaments which will comprise our Season Three tour stops:

•	Grand Prix de Paris — Aviation Club De France (Paris, France);

•	Mirage Poker Showdown — Mirage Casino-Hotel (Las Vegas, Nevada);

•	Shooting Stars Tournament — Bay 101 Casino (San Jose, California);

•	Legends of Poker — Bicycle Casino (Bell Gardens, California);

•	Doyle Brunson North American Poker Championship — Bellagio (Las Vegas, Nevada);

•	Five Diamond World Poker Classic — Bellagio (Las Vegas, Nevada);

•	Borgata Poker Open — Borgata Hotel Casino and Spa (Atlantic City, New Jersey);

•	LA Poker Classic — Commerce Casino (Commerce, California);

•	World Poker Finals — Foxwoods Resort Casino (Mashantucket, Connecticut);

•	Jack Binion World Poker Open — Horseshoe Casino & Hotel / Goldstrike Casino Resort (Tunica, Mississippi);

•	PartyPoker Million — PartyPoker.com (Cruise to Mexico);

•	PokerStars Caribbean Adventure — PokerStars.com (Bahamas);

•	World Poker Challenge — Reno Hilton Hotel (Reno, Nevada);

•	Ultimate Poker Classic — UltimateBet.com (Aruba);

•	WPT Invitational (Hollywood, California); and

•	WPT Championship — Bellagio (Las Vegas, Nevada).

In addition to receiving the first place portion of the tournament’s prize pool, each winner of the first 15 World Poker Tour tour stops also receives a paid seat in the World Poker Tour season’s culminating event, the WPT Championship, which is hosted by the Bellagio in Las Vegas, Nevada. At the WPT Championship, each of the previous tour stop winners compete with other participants for one of the largest prize pools in tournament poker. During Season Two, this championship event attracted 342 participants who competed for a total prize pool of $8.3 million, of which $2.7 million was awarded to the winner.

Like most traditional poker tournaments, anyone (subject to the laws of the jurisdiction where the tournament is held) is eligible to buy in and play at the World Poker Tour’s regular season events and the WPT Championship. The style of poker played at all World Poker Tour events is “No Limit Texas Hold ’Em”. At World Poker Tour tournaments, the players are assigned to different tables at which each competes against the other players until being eliminated by losing all of his or her chips. Tables are combined as players are eliminated, and the players holding chips continue to compete until six players remain. On the last day of the tournament, these six players compete at the “final table” located in a designated WPT arena until only one player, the champion, remains.

In establishing and building the World Poker Tour circuit of tournaments, we have entered into written agreements with all but one of our member casinos (Aviation Club De France currently participates under an unwritten arrangement). Under these agreements, the casino is responsible for conducting its annual poker tournament, and the member casino pays us a yearly membership fee to have the tournament included as a tour stop on the World Poker Tour circuit. The agreements were for a term of five years and provided us with a unilateral option to renew on the same terms for another five years (this option is bilateral for certain of our member casinos). In September 2004, WPTE exercised its right to renew most of these agreements for an additional 5 years. In each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time (generally four to six months) prior to the date of the tournament. The agreement restricts the casino from televising the tournament itself or permitting any third party to televise the tournament while the agreement is in effect and for varying periods of time thereafter. We do not consider our business’ future prospects to depend substantially on the restrictive covenants contained in the agreements with our member casinos. Instead, we consider our prospects to depend principally upon such factors as our ability to produce entertaining and popular television shows and respond to changing trends in entertainment, our continued affiliation with established casinos that produce high quality poker events, and our ability to take advantage of the popularity of our brand by expanding into our other proposed business ventures.

Our Television Series

Through WPT Studios, we videotape the participants at the final table of each World Poker Tour regular season tour stop and at the WPT Championship. Using our innovative sports-style production, we shoot our footage from 16 different camera angles, incorporate graphics and distinctive lighting and add commentary from Vince Van Patten and championship poker player Mike Sexton. Our production also features a specially designed poker table conducive to televised poker play and includes our WPT Cams, which are small cameras placed on the poker table in front of each player that reveal each competitor’s hidden cards to the television audience at the same time the player looks at his or her hand. The table and the process by which we exhibit our card game are currently the subject of two patents pending before the United States Patent and Trademark Office. See “Intellectual Property.”

Using the footage we obtain at the final tables of our World Poker Tour events, we package two-hour episodes from each tournament for distribution and broadcast on cable and/or broadcast television.

World Poker Tour Special Events

In addition to filming and producing content for distribution and exhibition based on the final tables of the World Poker Tour’s regular tour stops, we also film and produce special non-tournament World Poker Tour episodes. To date, these special episodes have included the following special event formats:

•	WPT Ladies Night

•	WPT Battle of Champions

•	WPT Hollywood Home Game

•	WPT Bad Boys of Poker

•	WPT Poker by the Book

•	WPT Young Guns of Poker

•	WPT American Chopper vs. Trading Spaces

Access to the World Poker Tour — Our Satellite and Super Satellite Tournaments

To have a successful large buy-in tournament event like the regular World Poker Tour events or the WPT Championship, “satellite” and “super satellite” tournaments are important in ensuring that the players who buy into the major event anticipate a large field of players that will generate a substantial prize pool for the winners. Satellites are tournaments that allow players to buy in for a fraction of the cost of a major event in hopes of winning a seat in other satellites or the major event itself. For example, assuming that a World Poker Tour event costs $10,000 to enter, a one-table satellite (ten players) for this event would cost $1,000 to play and the winner of the satellite would receive an entry into the $10,000 event (in reality, the buy-in amount would slightly exceed $1,000, with the excess buy-in money going to the host casino). Most casinos host satellites nightly for as little as two weeks and as much as one year prior to their major events. Casinos and cardrooms also host super satellites, which are multi-table tournaments held for major events. Because super satellites contemplate more participants given their multiple table format, the buy-in amounts tend to be significantly less than that of the one-table satellites.

In order to increase the accessibility of World Poker Tour events, we have launched a program to encourage casinos across the country to provide lower cost satellite or super satellite tournaments to fans across the United States. To date, approximately 49 casinos and cardrooms have hosted World Poker Tour satellite and Super satellite events. In addition to increasing the size and visibility of our tour stops, our satellite and super satellite program makes the World Poker Tour events, including the WPT Championship, more accessible to the mainstream poker player who may not want to cover the entire cost of a large buy-in championship tournament. The satellites and super satellites give these mainstream poker players the opportunity to earn a seat at our tour stops and potentially be a part of the action at the televised final tables. Like the tour stops themselves, these satellite and super satellite events are operated by the host casinos and cardrooms. However, we neither receive revenues nor incur expenses in connection with these events.

Our Business Segments

Our business plan involves building our World Poker Tour concept into a highly-recognizable brand and generating revenues through license fees, retail sales, corporate sponsorships and other sources through three business segments: WPT Studios, WPT Consumer Products and WPT Corporate Alliances.

WPT Studios — Distribution of the World Poker Tour Television Series

Broadcast License Agreements with the Travel Channel

The tour stops and special episodes that comprised the World Poker Tour’s inaugural season were exhibited on the Travel Channel during the spring and summer of 2003 under an agreement we entered into with the Travel Channel in January 2003. In August 2003, we negotiated a second agreement with the Travel Channel for the exhibition of Season Two, which made its regular season debut on March 3, 2004. Under this second agreement, we also granted the Travel Channel successive one year options to acquire an exclusive domestic license to exhibit the episodes produced in connection with Seasons Three through Seven of the World Poker Tour. If we elect not to continue production of the World Poker Tour television series during any season for which the Travel Channel has exercised its option on our programming, but we continue to organize tour stops under the World Poker Tour name, the Travel

Channel may contract with another production company to produce the episodes for the remainder of that season. In that event, we are required to grant the Travel Channel a license to use the World Poker Tour name and marks in connection with the exploitation of those episodes in exchange for an annual license fee of $40,000. If we elect to discontinue organizing tour stops under the World Poker Tour name, the Travel Channel will have a right of first negotiation and last refusal to acquire all of our rights to continue such activities. This right of first negotiation and last refusal may hinder our ability to negotiate with other parties who may be interested in purchasing these rights and, as a result, could negatively impact the consideration we may receive upon any attempt by us to dispose of these rights.

On May 20, 2004, the Travel Channel exercised its option with respect to Season Three. If the Travel Channel were to exercise all five of its options, it would hold the exclusive U.S. broadcast rights for all seasons through Season Seven (to be completed in 2009) and would retain exclusive rights to broadcast the episodes comprising each of these seasons in the Unites States for a period of four years (three years in the case of Season One), after which we can license those episodes to a different network in the United States.

Under our agreements with the Travel Channel, we receive fixed license fees for each episode, payable at various times during our production and post-production process. This per-episode license fee increases by a fixed percentage in each year that the Travel Channel exercises its option. For no additional payments, the Travel Channel receives rights to show repeats of the episodes an unlimited number of times on the Travel Channel or other Discovery Channel networks in the United States for a period of four years following an episode’s first exhibition on television in the United States or, if sooner, 60 days after we satisfactorily deliver the episode to the Travel Channel (the license is for three years in the case of the episodes from the Season One). As is customary in most production agreements with television networks, the Travel Channel has retained final edit rights over the programs that we produce.

Because the license fees we receive pursuant to the Travel Channel agreement increase at a prescribed rate for each new season of the World Poker Tour, our television ratings do not affect the license fees revenue we will receive from the Travel Channel during the term of the agreement. The ratings will, however, affect the Travel Channel’s decision to exercise its remaining options on Seasons Four through Seven. In addition, the ratings evidence the popularity of our television series and the penetration of the World Poker Tour brand, each of which may be an indication of our ability to obtain increased fees for United States broadcast licenses upon the termination of the Travel Channel agreement, as well as our ability to generate revenue from international broadcast licenses and other sources based on the World Poker Tour brand’s popularity.

While we have retained worldwide television rights to broadcast the episodes outside the United States and the right to pursue other business activities related to the World Poker Tour events and brand, the Travel Channel has rights to receive 15% of our adjusted gross revenues over $1,250,000 from all DVD and home video sales, merchandising and publishing activities and international television licenses.

International Television Distribution

In 2004, we began packaging our U.S. broadcasts into two-hour programs for international distribution and have entered into an exclusive five year agreement with Alfred Haber Distribution, Inc. to negotiate international broadcast licenses for the World Poker Tour’s first and second seasons. Under our agreement, Alfred Haber Distribution has a right to negotiate with prospective international licensees of programming for licenses with terms of up to five years, subject to our prior approval of the license terms. After recouping up to a certain amount of expenses, Alfred Haber Distribution receives 25% of our gross receipts from these international licenses. Under the agreement, we had the right to terminate the agreement if Alfred Haber Distribution failed to achieve certain minimum levels of gross sales prior to July 15, 2005 or advance us the funds otherwise required to achieve the minimum gross sales. As Alfred Haber Distribution has achieved those certain minimum levels of gross sales prior to July 15, 2005, they have an option to distribute Season Three programs. Further, Alfred Haber Distribution has a consecutive dependent right of first negotiation and last refusal with respect to World Poker Tour programs produced beyond Season Two.

Through Alfred Haber Distribution, we currently have agreements for international distribution of our programming with reach into over sixty countries. These countries include:

Anguilla	Costa Rica	Haiti	Philippines
Antigua & Barbuda	Cuba	Honduras	Puerto Rico
Argentina	Denmark	Iceland	South Korea
Aruba	Dominica	India	St. Kitts & Nevis
Australia	Dominican Republic	Israel	St. Lucia
Bahamas	Ecuador	Italy	St. Vincent & Grenadines
Barbados	El Salvador	Jamaica	Suriname
Belize	Falkland Islands	Martinique	Sweden
Bermuda	Faroe Islands	Mexico	Trinidad & Tobago
Bolivia	Finland	Montserrat	Turks & Caicos Islands
Brazil	France	Netherlands Antilles	U.S. Virgin Islands
British Virgin Islands	French Guyana	Nicaragua	Uruguay
Canada	Greenland	Norway	Venezuela
Cayman Islands	Grenada	Panama	United Kingdom
Chile	Guadeloupe	Paraguay
Colombia	Guatemala	Peru

Each of these agreements grants the international licensee an exclusive license to exhibit certain World Poker Tour episodes in the applicable territory and distribution channel for a period of time ranging from seven months to two years. In addition, certain of the agreements provide the licensee with either an option to license additional seasons of World Poker Tour programming on similar terms or a right of first refusal and last negotiation with respect to such programming. Alfred Haber Distribution is also in the process of negotiating license agreements in additional territories around the world. Despite these negotiations, there is no assurance that we will be able to enter into agreements for broadcast licenses in these markets on terms that are favorable to us, or at all.

We are currently negotiating short-term agreements for international broadcast licenses (generally two years or less) based on our belief that increased popularity of our programming in the immediate future, as well as the perceived increase in popularity of poker, will strengthen our bargaining position to negotiate longer-term broadcast license deals in the future.

We are also evaluating opportunities to leverage our business model and the World Poker Tour brand to create regional tours with the same format internationally. We are already in discussions with casinos in Europe, Asia, and Latin America regarding the creation of a tour in those territories and are in the process of determining whether these tours would be financially viable business opportunities for us.

World Poker Tour Casino Affiliations

In addition to revenues from U.S. and international broadcast license fees and revenues from sales of World Poker Tour home entertainment products, the World Poker Tour also generates modest revenues from annual fees from the member casinos that host the World Poker Tour’s annual tour stops. We currently have written agreements with 12 member casinos and one member casino participates under an unwritten arrangement. Our agreement with the Travel Channel permits us to increase the number of televised seasonal tour stops to 17 subject to the Travel Channel’s approval of the tournament venue in some instances, and our current business plan contemplates expanding the number of World Poker Tour tournaments to 17 tour stops by Season Four.

Competition for World Poker Tour Programming

In the market for televised poker tournaments, we compete with producers of several poker-related programs, including the “World Series of Poker,” an annual event hosted by Harrah’s that airs on ESPN, “Celebrity Poker Showdown,” which airs on Bravo and showcases the appearances of celebrities, and “Late Night Poker,” a U.K. based program that airs on Fox. Fox also broadcasts “Poker Superstars,” a series of events featuring well-known professional poker players. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. The World Poker Tour series differentiates our programming schedule from these competing shows by airing the World Poker Tour series in prime time television during the same timeslot each week. We believe that this type of “appointment” television helps build a following among viewers. In addition to other poker-related programs, the World Poker Tour series also competes with televised sporting events, reality-based television programming and other televised programming that airs during the same timeslot.

WPT Consumer Products

Based on the popularity of the World Poker Tour series and the increasing recognition of the World Poker Tour brand, we believe that there is a substantial opportunity for consumer products bearing the World Poker Tour name and/or logo, branded casino games and for DVD and video products featuring our series episodes and related content. We have accessed, and will continue to access this market though the licensing of our brand to companies seeking to leverage the appeal of the World Poker Tour in the retail sales of their consumer products and through direct sales of our branded merchandise.

Licensing for Third Party Consumer Products

We have engaged Brandgenuity, an experienced brand licensing company, to pursue a licensing program and negotiate licensing agreements aimed at capitalizing on what we believe is a growing interest in poker in the United States and abroad. In 2004, we have signed agreements pursuant to which we are licensing the World Poker Tour name and logo to third party producers of several types of apparel (including short and long-sleeve tee shirts, sweatshirts, jerseys, polo shirts and pullover shirts), portable video games, handheld electronic LCD games, interactive entertainment and gaming applications for mobile voice and text communication devices, lottery games (including scratch-off games, pull-tabs and terminal ticket generating games), playing cards, poker chips and poker sets, logo wear (hats & t-shirts), video games (plug & play, console, computer, handheld, wireless), home poker tables, books and collectibles.

Casino Games

We have entered into a license agreement with Lakes Entertainment, Inc. (our parent company), pursuant to which Lakes Entertainment obtained a license to utilize the World Poker Tour name and logo in connection with a World Poker Tour No Limit Texas Hold ’Em casino table game that Lakes Entertainment is developing using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the agreement, if Lakes Entertainment elects to proceed with its development of the casino table game, we would be entitled to receive a specified minimum annual royalty payment or 10% of the gross revenue received by Lakes Entertainment from its sale or lease of this table game, whichever is greater. We have separate agreements with Mike Sexton, Vince Van Patten and Shana Hiatt, all of whom are our current on-air talent, pursuant to which each of them allows his or her video endorsements to be integrated into the table game. In exchange, each is entitled to 5% of the license fees we receive from table games that utilize his or her respective video endorsements (up to a total of 15% if video endorsements of all three are integrated). Additionally, in September 2004, we entered into an agreement with IGT to produce slot and video poker machines based on our World Poker Tour television series.

In addition to licensing our brand in connection with the development of casino games, we have acquired a 15% ownership interest in PokerTek, Inc., a start-up manufacturer and distributor of electronic poker tables. This interest was obtained by loaning approximately $180,000 to PokerTek.

Branded Merchandise

In 2003, we released a 15-title DVD collection of the World Poker Tour’s inaugural season that includes our thirteen regular two-hour season episodes, a two-hour “WPT Road to the Championship” special episode and a one-hour “WPT Poker Primer” special.

We plan to release a similar DVD collection of Season Two during the first half of 2005. In addition, we plan to create original direct-to-video/ DVD content leveraging the World Poker Tour brand and utilizing footage from the televised series. In addition to selling our home entertainment products through our website, we distribute these products by entering into arrangements with third party distributors to sell and distribute these products to retail outlets in the United States and abroad. During the first quarter of fiscal 2005, we entered into an agreement with a third party distributor regarding the distribution of the Season Two and Season Three DVD collections. Under the agreement, this distributor has the exclusive right to manufacture, market and distribute the Season Two and Season Three DVD collections in North America. In exchange for this right, the distributor is required to pay us 50% of the adjusted gross profits that it derives from its distribution of the DVD collections.

In addition to the DVD collections, we offer many of our branded consumer products for sale on our online store. We plan to continue expanding our on-line product offerings in hopes of accelerating this revenue source in the future.

WPT Corporate Alliances

As World Poker Tour television ratings, prize money and participation continue to rise, so does corporate interest in poker-related sponsorship, hospitality and co-branded promotional opportunities. With our slate of programs showcasing premier poker venues in the top-rated television series on the Travel Channel, we are ideally situated to extend the World Poker Tour brand into corporate sponsorship, event sponsorship sales, and corporate hospitality.

Corporate Sponsorship

Based on the success of the World Poker Tour’s programming, WPT Corporate Alliances recently launched a sponsorship program based on the traditional professional sports model that grants entitlement sponsorship opportunities pursuant to which a company’s product may be dubbed an “official” product of the World Poker Tour, and “naming rights” that entitle one company to be the sole sponsor of an entire World Poker Tour season. Under our agreement with the Travel Channel, after the first World Poker Tour television season that incorporates a naming rights sponsor, we are required to remit to the Travel Channel 10% of the subsequent season-over-season increases in the adjusted gross revenue we receive in connection with these naming rights. Also under the Travel Channel agreement, we are permitted to incorporate an entitlement sponsorship into the World Poker Tour televised program as long as the Travel Channel reasonably consents to the sponsor and the sponsor purchases a minimum amount of advertising from the Travel Channel. We do not share in any advertising revenue paid to the Travel Channel from our sponsors. We have also granted the Travel Channel an exclusive right to sell audio-visual sponsorships, other than naming rights, to be integrated into our programming and we have agreed to cooperate with the Travel Channel in order to accomplish this integration. We are not entitled to share in the Travel Channel’s proceeds from such sponsorship sales. In addition to requiring corporate sponsors to satisfy these conditions, the Travel Channel may hinder our ability to pursue corporate sponsorship revenue by exercising its final edit rights over our programming in a manner that diminishes the visibility or perceived importance of existing or potential corporate sponsors.

Anheuser-Busch became our first corporate sponsor in November 2003 when we entered into an alcohol beverage sponsorship agreement covering Season Two of the World Poker Tour. Under the agreement, Anheuser-Busch paid us a sponsorship fee in exchange for the designation of Anheuser-Busch’s “Anheuser World Select” beer as the “Official Beer of the World Poker Tour” and, in addition, Anheuser-Busch purchased at least the minimum amount of advertising from the Travel Channel, in which we do not share. The agreement also entitles Anheuser-Busch to visible logo placements on the final table felt and on banners at World Poker Tour tournaments, sole sponsorship rights to the celebratory toast at the conclusion of each tournament and logo and links privileges on our Internet website, among other sponsorship elements. In December 2004, we entered into an alcohol beverage sponsorship agreement covering Season Three of the World Poker Tour. The agreement is similar to that for Season Two, with the exception of the designation of Anheuser-Busch’s “Michelob AmberBock” beer as the “Official Beer of the World Poker Tour”.

In Season Three of the World Poker Tour and beyond, we plan to offer additional corporate sponsors the opportunity to integrate their messages into live event sponsorships, in-arena advertising, promotional sponsorships, online sponsorships, and more.

In 2004, we utilized a sports promotion agency, Gilco Sports & Entertainment Marketing LLC, to broker our agreements with sponsors. Under this agreement, we paid Gilco a $10,000 monthly retainer for its services and a commission based on the amount of our gross aggregate sponsorship revenues. The agreement with Gilco expired in August 2004, and we are currently utilizing our own employees to broker sponsorship agreements.

Pursuit of Additional Business Opportunities

Online Gaming

On February 3, 2005, the Company finalized its agreement with WagerWorks to develop a WPT-branded real-money gaming website. The site, WPTonline.com, is expected to officially launch in the second quarter of 2005. WPTonline.com will prohibit bets from players in the U.S. and other jurisdictions where online gaming is prohibited. WPTonline.com will showcase a WPT-branded poker room featuring ring games, Sit and Gos, and multi-table tournaments for poker games including Texas Hold’em, Omaha, 7 Card Stud, and 7 Card Hi-Lo. Additionally, the site will feature an online casino with a broad selection of slots and table games including WagerWorks’ exclusive online titles Monopoly™, Wheel of Fortune®, and The Price is Right™. On-air promotion of WPTonline.com via international WORLD POKER TOUR television broadcasts will be a primary marketing tool for driving poker players to the site.

Other Potential Business Opportunities

We plan to continue exploring additional means by which to strengthen and leverage the World Poker Tour brand. Currently, we are in the beginning stages of exploring the following potential sources of business:

•	development, production and marketing of a complete roster of audio poker programming for radio and the Internet;

•	expansion of worldpokertour.com content including educational poker content;

•	partnering with other media companies to expand our content into the magazine publication business; and

•	utilizing our library of televised programming to sustain part or all of a televised cable network based on gaming-themed entertainment.

Intellectual Property

Our trademarks “World Poker Tour” and “Battle of Champions” have been registered by the U.S. Patent and Trademark Office on the Supplemental Register and Principal Register, respectively, in connection with entertainment services; and the “World Poker Tour” mark has applications pending for the registration in four additional classes. We also have U.S. federal trademark applications pending for the following additional marks: “A Chip and A Chair,” “All In TV,” “Asian Poker Tour,” “Bad Boys of Poker,” “Card Design,” “Doyle Brunson North American Poker Championship,” “European Poker Tour,” “Every Night Is Poker Night,” “Get Into the Game,” “Global Poker Tour,” “Hollywood Home Game,” “I’m All In,” “Ladies’ Night,” “Latin American Poker Tour,” “Poker Walk of Fame,” “PPT,” “PTT & Design,” “Professional Poker Tour,” “Professional Poker Tour PPT & Design,” “Shuffle Up and Deal,” “Stack the Vote,” “The Great American Card Game Has Finally Found A Home,” “The Name of the Game Is No Limit Texas Hold’Em,” “Wednesday Night Is Poker Night,” “World Baccarat Tour,” “World Backgammon Tour,” “World Blackjack Tour,” “World Horse Racing Tour,” “World Poker Corner,” “World Poker Tour & Design,” “WPT,” “WPT Boot Camp,” “WPT Cam,” “WPT Poker Corner,” “WPT World Poker Championships,” and “WPT World Poker Tour & Design.” Outside of the U.S., our trademarks “World Poker Tour,” “World Poker Tour & Design” and “WPT World Poker Tour & Design” have been registered in the European Community in connection with entertainment services, and also in connection with three other classes for the “World Poker Tour” mark alone. Further, our trademarks “Latin American Poker Tour” and “WPT” have been registered in Peru in connection with entertainment services. We have non-U.S. trademark applications pending for the “PPT Design,” “Professional Poker Tour PPT & Design,” “WPT Poker Corner” and “WPT World Poker Championships” in Canada in connection with entertainment services. In addition, we have a pending application for the “World Poker Corner” mark in the European Community in connection with entertainment services. Further, we have pending applications for the “World Poker Tour,” “World Poker Tour & Design” and “WPT World Poker Tour & Design” marks in various classes in both the European Community and Canada. Outside of the U.S., European Community and Canada, we have trademark applications pending for “Card Design” in eight additional countries, “World Poker Tour” in ten additional countries and “WPT” in nine additional countries, all in connection with entertainment services. Our primary Internet domain names include www.worldpokertour.com, worldpokertour.net and worldpokertour.biz. In addition, we have secured multiple domains we feel may be conducive to our business. We also have proprietary rights to our portfolio of copyrighted materials, which includes the episodes of the televised programming that we produce, subject to licenses related to these episodes provided under our agreement with the Travel Channel and our international broadcast license agreements.

We currently have three U.S. patent applications and two international patent applications pending before the U.S. Patent and Trademark Office. The three U.S. patent applications relate to (1) a specially designed poker table that uses integral lighting, (2) a method for exhibiting a card game in a video format, and (3) a method for controlling the pace of a card game. The two international patent applications relate to (1) a specially designed poker table that uses integral lighting and (2) a method for exhibiting a card game in a video format. We believe that our special poker table is conducive to television recording in a way that is superior to other poker tables. We further believe that our method for exhibiting video and graphics on a television screen provides viewers with an individualized perspective of each player’s cards. Our method for controlling the pace of a card game also is believed to enhance viewer interest. Together, these technologies are designed to heighten the on-screen drama of tournament poker play.

We believe that several competitive poker-related television programs use exhibition methods and technology that might infringe on one or more claims of our pending patent applications. We have issued letters to the producers of these programs, notifying them that we have intellectual property rights in such technology and that we intend to vigorously enforce such rights in order to protect our proprietary processes. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. As of March 8, 2003, we entered into a settlement agreement with a third party that claimed it held a patent giving it exclusive rights to the form of camera technology we use in producing the World Poker Tour television series. See “Item 3. Legal Matters” for a description of this settlement.

It is our policy to require each of our employees, consultants, crew members, and other persons rendering services in connection with our television programs to execute an agreement which contains both a (i) confidentiality provision pursuant to which each such person agrees not to disclose confidential and proprietary information, and (ii) “work made for hire” provision pursuant to which each such person agrees that any intellectual property developed in connection with WPTE projects by such person during the course of his or her employment (or, if not an employee, during the term of such person’s engagement) is created on a “work made for hire” basis and is owned by us.

Employees

As of January 2, 2005, we had 57 full-time employees. We utilize a number of production and marketing personnel on an as needed basis to assist in the production of the World Poker Tour television series. We also have agreements with Mike Sexton, Vince Van Patten, Shana Hiatt, our current on-air talent for the World Poker Tour, and with Mark Seif, Matt Corboy, and Kaye Han, our current on-air talent for the Professional Poker Tour. We consider our relationships with our employees to be satisfactory. None of our employees are covered by a collective bargaining agreement.

RISK FACTORS

In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

WPTE has a short operating history with respect to the Company’s current and proposed businesses, so it will be difficult for investors to predict WPTE’s future success.

Prior to the Company’s initial public offering, substantially all of WPTE’s current businesses were conducted as World Poker Tour, LLC, a privately held limited liability company formed in March of 2002. Although the Company has successfully produced and distributed WPT television programming domestically to this point, the development of WPTE’s other businesses has only recently begun. The Company has only recognized revenue of $5.2 million from all other business activities since its inception. Although we expect to increase our branding, licensing and sponsorship revenue, we cannot assure you that such additional royalty fees will ultimately materialize. If we are unable to increase our licensing and branding revenues beyond current levels, our results of operations will continue to depend almost entirely on the licensing and distribution of our television programming, which itself has a limited operating history for investors to evaluate. We should therefore be considered an early-stage company with only a limited operating history for potential investors to consider.

The revenues we receive under our agreements with the Travel Channel have been and continue to be our most significant source of revenue; the termination or impairment of these agreements would materially and adversely affect our results of operations.

We have entered into agreements with the Travel Channel, LLC pursuant to which we granted the Travel Channel exclusive licenses to exhibit our Season One and Season Two programming on television in the United States and options to acquire similar licenses for the episodes comprising each of Seasons Three through Seven (to be completed in 2009). The option for Season Three was exercised in May 2004. Because the license fees we receive from the Travel Channel have been and continue to be our most significant source of revenue (comprising approximately 76% of our company’s total historical revenues), our failure to maintain or replace this agreement with a comparable license agreement prior to the material growth of other revenue streams (for example, from the sale of branded merchandise) would have a material adverse effect on our financial condition and our results of operations and cash flow. Even following the growth of other revenue streams, our failure to maintain a license agreement would be detrimental to the viability of the World Poker Tour brand and, consequently, would have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and ultimately, the price of our common stock.

The Travel Channel may exercise the final editing rights it has retained over our current programming in a manner that diminishes the quality of our programming or negatively affects our business relationships, either of which could negatively impact the value of the World Poker Tour brand and adversely affect our business operations.

As is customary in most production agreements with television networks, the Travel Channel retains final edit rights over the World Poker Tour programs that we produce. If the Travel Channel exercises these rights in a manner that diminishes the quality of our programs or negatively affects relationships that are important to our programming, including those with the casinos hosting the poker tournaments at which we film our shows, its actions could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flow and, ultimately, the price of our common stock.

Our television programming may be unable to maintain a sufficient audience for a variety of reasons, many of which are beyond our control.

Television production is a speculative business because revenues and income derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is broadcast, the promotion and scheduling of the programming and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be negatively impacted by excessive broadcasting or telecasting of the programming beyond viewers’ saturation thresholds. Under our agreements with the Travel Channel, the Travel Channel may show unlimited repeats of our episodes during the term of its license.

The Travel Channel has options to obtain exclusive United States broadcast rights to the World Poker Tour television series through Season Seven, which will not be completed until 2009. The license fees we receive pursuant to our agreement with the Travel Channel increase at a prescribed rate for each new season of the World Poker Tour. As a result, obtaining high ratings will not affect the amount of broadcast license fees we will receive from the Travel Channel during the term of the agreement. If the World Poker Tour television series is unable to maintain high ratings throughout the term of the Travel Channel agreement, the Travel Channel may choose not to exercise its options on the series, in which event we may be unable to negotiate United States broadcast license agreements on terms that are favorable to us, or at all.

Our ability to create and license our television programming profitably may be negatively affected by adverse trends that apply to the television production business generally.

Television revenues and income may be affected by a number of factors, many of which are not within our control. These factors include a general decline in broadcast television viewers, pricing pressure in the television advertising industry, strength of the stations on which our programming is broadcast, general economic conditions, increases in production costs, availability of other forms of entertainment and leisure time activities and other factors. All of these factors may quickly change, and these changes cannot be predicted with certainty. Our future licensing opportunities may also be adversely affected by these changes. Accordingly, if any of these changes were to occur, the revenues and income we generate from television programming could decline.

Increases in the cost of resources required to produce television programming may outpace the fixed increases in license fees that we will receive under our current licensing agreements with the Travel Channel.

The production and marketing of television programming requires substantial resources and expenditures. In recent years, increases in production and marketing costs have often outpaced increases in licensing fees. We are particularly susceptible to increases in production and marketing costs because our agreements with the Travel Channel provide that the per-episode license fee we receive from the Travel Channel will increase by a fixed percentage in each year that the Travel Channel elects to exercise its option to license our programming. If increases in our production costs outpace increases in the license fees that we receive, this could have an adverse effect on the income we generate from television production.

We may not be able to secure distribution for our second television series, the Professional Poker Tour (“PPT”).

In October 2004, we announced the formation of the Professional Poker Tour (PPT). The PPT is an invitation only tournament restricted to poker’s professional elite, including champions from WPT and other major poker competitions. The PPT currently includes five major stops: Foxwoods, Bellagio, Goldstrike Casino, Commerce Casino and Mirage. WPTE will produce these five episodes and contribute certain allocated amounts to the event fees. We intend to license the series for network broadcast or cable telecast. Through January 2, 2005, the company has expensed approximately $0.7 million related to the production of the PPT.

If we are unable to license the PPT or to secure favorable business terms, this could hinder our ability to recoup production costs already recognized as costs of revenues and may result in an overall negative impact on our brand.

Our success depends on our current brand and any future brands we may develop, and if the value of our brands were to diminish, our business would be adversely affected.

Our success depends on our current brand, which currently consists of a portfolio of trademarks, service marks, copyrighted materials (which includes but is not limited to existing and future episodes of the televised programming produced in connection with our existing and future brands and certain elements of these episodes), trade names and other intellectual property rights, and on any future brands we develop. In connection with our branding and licensing operations, we have entered into an agreement with Brandgenuity LLC, to seek licensing opportunities for our current brand. While specific contractual provisions require that the licensees brought to us by Brandgenuity maintain the quality of our brands, we cannot be certain that our licensees or their manufacturers and distributors will honor their contractual obligations or that they will not take other actions that will diminish the value of our brand prior to our ability to detect and prevent any such actions.

There is a risk that we may not be able to protect our entertainment concepts, our current and future brands and our other proprietary rights.

We are susceptible to others imitating our television show concepts and other products and infringing on our intellectual property rights. We currently believe that several competitive poker-related television programs use exhibition methods and technology that might infringe on one or more claims of our pending patent applications. We have issued letters to the producers of these programs, notifying them that we have intellectual property rights in such technology and that we intend to vigorously enforce such rights in order to protect our proprietary processes. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense, may reduce our profits and may not adequately protect our intellectual property rights, upon which we are materially dependent. In addition, the laws of certain foreign countries do not always protect intellectual property rights to the same extent as the laws of the United States. Imitation of our television show concepts and other products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues.

We currently have three U.S. patent applications and two international patent applications pending before the U.S. Patent and Trademark Office. The three U.S. patent applications relate to (1) a specially designed poker table that uses integral lighting, (2) a method for exhibiting a card game in a video format, and (3) a method for controlling the pace of a card game. The two international patent applications relate to (1) a specially designed poker table that uses integral lighting and (2) a method for exhibiting a card game in a video format. If we are denied these patents, we might be unable to prevent our competitors from imitating our programming by utilizing our special table, exhibition method, and pacing method. We cannot be certain that any pending patent application held by us will result in an issued patent or that if patents are issued to us, the patents will provide meaningful protection against competitors or competitive technologies. The use of this table and these methods by other poker-related television programs may lead to increased competition for our target audiences and reduced ratings for the World Poker Tour television series. This would have a negative impact on the World Poker Tour brand’s visibility and jeopardize our ability to create revenue based on the brand’s recognition, thereby adversely affecting our results of operations, financial condition and the price of our common stock. See “Intellectual Property.”

In 2003, a third party claimed that we were infringing upon its patent by using small television cameras to reveal players’ “hole” cards or “down” cards to a television audience in connection with the televised exhibition of poker tournaments. This claim was resolved when we entered into a settlement agreement under which we are required to pay fees in connection with the exhibition of our tournaments. See “Item 3. Legal Matters.” Any litigation or claims against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, litigation or claims based upon intellectual property or other third party rights could force us to do one or more of the following: to cease exploitation of our television show and related products or portions thereof that violate the potentially infringed third party rights or intellectual property, which would adversely affect our revenue; to negotiate a license from the holder of the intellectual property or other right alleged to have been infringed, which license may not be available on reasonable terms, if at all; or to modify our television show and related products or portions thereof to avoid infringing the intellectual property or other rights of a third party, which may be costly and time-consuming or impossible to accomplish.

Early termination of our agreements with member casinos or violation of member casinos of the restrictive covenants contained in these agreements could negatively affect the size of broadcast audiences and lead to declines in the performance of all of our other lines of business.

We have entered into written agreements with all but one of the “member casinos” that host the World Poker Tour tour stops (Aviation Club de France — Paris, France - currently participates as a tour stop under an unwritten arrangement). These written agreements are for a term of five years and provide us with a unilateral option to renew for an additional five years (this option is bilateral for certain of our member casinos). However, in each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour lineup and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time (generally four to six months) before the date of the tournament. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament, or licensing its name, trademarks, or likeness to any other party in conjunction with the broadcast of a poker tournament. If a significant number of these casinos were to terminate the agreements and/or allow a competing company to broadcast their tournaments in violation of these restrictions or after their expiration, this could result in a decline in our future broadcast audiences, which in turn would lead to declines in the performance and success of our other lines of business.

Termination or impairment of our relationships with key licensing and strategic partners could adversely affect our revenues and results of operations.

We have developed relationships with key strategic partners in many areas of our business, including poker tournament event sponsorship, merchandise licensing, corporate sponsorship and international distribution. We hope to derive significant income from our licensing arrangements, and our agreements with our strategic partners are vital to finding these licensing arrangements. If we were to fail to manage our existing licensing relationships, this failure could have a material adverse affect on our financial condition and results of operations. We would also be materially adversely affected if we were to lose our rights under any of our other key contracts or if the counterparty to any of these contracts were to breach its obligations to us. We rely on a limited number of contracts under which third parties provide us with services vital to our business. These agreements include:

•	our agreement with Brandgenuity LLC, pursuant to which it negotiates third party consumer product licensing agreements;

•	our agreement with Alfred Haber Distribution, Inc., pursuant to which it identifies potential licensees and negotiates licenses to broadcast the World Poker Tour television programs on television networks outside of the United States.

If our relationship with any of these or certain other third parties were to be interrupted, or the services provided by any of these third parties were to be delayed or deteriorate for any reason without being adequately replaced, our business could be materially adversely affected.

In addition, while we have significant control over our licensed products and advertising, we do not have operational and financial control over these third parties, and we have limited influence with respect to the manner in which they conduct their businesses. If any of these strategic partners were to experience a significant downturn in their businesses or were otherwise unable to honor their obligations to us, our business could be disrupted and be materially adversely affected.

The loss of the services of Steven Lipscomb or other key employees or on-air talent, or failure to attract key individuals, would materially and adversely affect our business.

We are highly dependent on the services of Steven Lipscomb, who served as our Chief Executive Officer from our inception until February 25, 2004, and is the creator and Executive Producer of the World Poker Tour television series and currently serves as our Founder and President. Mr. Lipscomb also serves as the executive producer of our current television series and the provision of Mr. Lipscomb’s services in connection with this series is required under our agreement with the Travel Channel. Although we have entered into an employment agreement with Mr. Lipscomb governing his employment through December 29, 2006, Mr. Lipscomb may elect to diminish the level of his involvement with us or terminate his employment altogether prior to the expiration of this term. A voluntary or involuntary termination of Mr. Lipscomb’s employment would result in a breach of our agreement with the Travel Channel and would have a material adverse effect on our business operations and negatively impact the market price of our common stock.

Our continued success also is dependent upon retention of other key management executives, who have been instrumental in our success thus far, and upon our ability to attract and retain employees and on-air talent to implement our corporate development strategy and our branding and licensing efforts. The loss of some of our senior executives, or an inability to attract or retain other key individuals, could materially adversely affect us. Growth in our business is dependent, to a large degree, on our ability to retain and attract such employees. We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans, but we can make no assurance that these programs will allow us to retain key employees or hire new employees. In addition, future success may also be affected by the potential need to replace our key on-air talent at an inopportune time (such as midway through the tapings of a season of the World Poker Tour television programs).

A decline in general economic conditions or the popularity of our brand of televised poker tournaments could adversely impact our business.

Because our operations are affected by general economic conditions and consumer tastes, our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions could, in turn, have a material adverse effect on our business, operating results and financial condition and the price of our common stock. An economic decline could also adversely affect our corporate sponsorship business, sales of our branded merchandise and other aspects of our business.

The continued popularity of our type of entertainment is vital in maintaining the ability to leverage our brand and develop products and/or services that appeal to our target audiences, which, in turn, is important to our long-term results of operations. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes could have a material adverse effect on our business, operating results and financial condition and the price of our common stock.

The political or social climate regarding gaming and poker could negatively impact our ability to negotiate future broadcast license arrangements, retain certain of our member casinos or pursue Internet gaming ventures as a potential source of future revenue.

Although the popularity of poker in particular and gaming in general has recently been growing in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Currently, the legal status of Internet-based casinos and cardrooms is unclear under United States law and under the laws of other countries. Based on the uncertain regulatory environment surrounding the marketing and promotion of Internet-based casinos and cardrooms to viewers in the United States, the Travel Channel (which has final edit rights to the shows that it telecasts) has indicated it will likely not display the names or logos of Internet-based casinos and cardrooms in its telecasts. Although none have expressed an intention to do so, the three Internet cardrooms currently serving as member casinos may decide to withdraw from the World Poker Tour. Such a withdrawal would force us to replace the tournaments hosted by these online cardrooms with other events. Despite our belief that we can replace these tournaments, we may ultimately be unable to do so without impacting our production schedule. If our production schedule is impacted, it could have an adverse effect on our operating results during the applicable season and, potentially, the price of our common stock.

United States federal prosecutors have contended that online gambling sites are illegal and the United States government has been trying to curb the activities of offshore Internet casinos by investigating and pressuring American companies that provide services to these sites on the theory that they are aiding and abetting the operations. As part of these activities, United States marshals had seized funds from Discovery Communications that initially belonged to a Costa Rica-based Internet casino operation that paid Discovery Communications for television spots to advertise an online poker room. This focus on Internet gambling sites may eliminate these sites as sources of advertising revenue for television networks that exhibit poker-related programming, thereby potentially impacting the value of such programming to these networks. If this occurs, it may negatively impact our ability to negotiate future broadcast license arrangements on terms that are most advantageous to us.

On February 3, 2005, the Company finalized its agreement with WagerWorks to develop a WPT-branded real-money gaming website. The site, WPTonline.com, is expected to go live in the second quarter of 2005. WPTonline.com will prohibit bets from players in the U.S. and other jurisdictions where online gaming is prohibited. While the website will be licensed by the Alderney Gaming Commission, and we believe that we will be in compliance with all international regulations, we cannot be certain that we will be allowed to accept wagers in all the markets we plan to enter. We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, on-air promotion of WPTonline.com via international World Poker Tour television broadcasts will be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international broadcasts. If these restrictions occur, our costs of customer acquisition may be substantially higher than anticipated.

We will face a variety of risks as we expand into new or complementary businesses in the future.

Our core operations have consisted of marketing, promoting and licensing our televised entertainment and selling, or licensing the right to manufacture and sell, our branded merchandise. Our current strategic objectives include not only further developing and enhancing our existing business but also entering into new or complementary businesses, such as expansion of our current business operations into international markets and Internet gaming. We are also exploring other opportunities to leverage the World Poker Tour brand, including the potential development of additional television programming and radio programming, book and magazine publishing, creating feature length films for television or theatrical release, launching a television network, among others. The following risks associated with expanding into new or complementary businesses by investment, licensing, acquisition, strategic alliance, co-production or other arrangements could have a material adverse effect on our business, operating results and financial condition and the price of our common stock:

•	potential diversion of management’s attention and resources from our existing business and an inability to recruit or develop the necessary management resources to manage new businesses;

•	unanticipated liabilities or contingencies from new or complementary businesses or ventures;

•	potential operating losses from new business ventures;

•	reduced earnings due to potential goodwill impairment charges, increased interest costs and additional costs related to the integration of acquisitions including potential dilution to stockholders;

•	potential reallocations of resources due to the growing complexity of our business and strategy;

•	competition from companies then engaged in the new or complementary businesses that we are entering;

•	possible additional regulatory requirements and compliance costs;

•	dilution of our stockholders’ percentage ownership and/or an increase of our leverage when issuing equity or convertible debt securities or incurring debt; and

•	potential unavailability on acceptable terms, or at all, of additional financing necessary for expansion.

The television entertainment market in which we operate is highly competitive, and competitors with greater financial resources or marketplace presence may enter our market to our detriment.

We compete with other poker-related television programming, including ESPN’s coverage of the World Series of Poker, Fox Sports Net’s exhibition of the Late Night Poker television show and Bravo’s exhibition of the Celebrity Poker Showdown. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. Based on the popularity of these poker-related televised programs, we believe that additional competing televised poker programs may currently be in development or may be developed in the future. Our programming also competes for broadcast audiences and advertising revenue with broadcasts of mainstream professional and amateur sports as well as other entertainment and leisure activities. These competing programs and activities, and brands that may result therefrom, may decrease the popularity of the World Poker Tour series and dilute the World Poker Tour brand. This would adversely affect our operating results and financial condition and, ultimately, the price of our common stock.

Our proposed expansion into foreign markets will subject us to additional business risks.

We intend to further expand our business in foreign markets, including international distribution of our U.S. broadcasts, creating additional poker tours in foreign countries, distributing branded merchandise in foreign countries and pursuing Internet gaming ventures in international markets. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures and the status of regulatory requirements that may restrict the sales of our products, increases in costs of foreign production or other costs or prohibit Internet gaming activities in international jurisdictions. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in our costs and earnings.

Lakes Entertainment, Inc. remains the majority shareholder of the company and is able to effectively control our management and operations.

Lakes Entertainment, Inc. through its wholly-owned subsidiary, Lakes Poker Tour, LLC, owns 12,480,000 shares of our outstanding common stock, representing approximately 63% of our voting power. Lakes Entertainment, together with our directors and executive officers, beneficially owns 15,480,000 shares of our common stock, which represents approximately 78% of our voting power. As a result, Lakes Entertainment, Inc., either alone or together with our directors and executive officers, has the ability to control our management and affairs through the election and removal of our entire Board of Directors and effectively controls the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Our board of directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

Our authorized capital includes 20 million shares of undesignated preferred stock. Our board of directors has the power to issue any or all of the shares of preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval, subject to certain limitations on this power under Nasdaq listing requirements. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our board to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our board of directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Certain shares in our initial public offering were offered in violation of Securities Act of 1933, which gives purchasers of these shares the right to rescind their purchases.

In an attempt to identify potential participants in a directed share program related to our initial public offering, our President and the President of Lakes Entertainment, Inc. (our parent corporation) sent a total of six e-mail communications regarding the offering to a total of 163 separate people that included our employees, employees of Lakes Entertainment and certain individuals associated with our strategic partners. Our President sent four e-mail communications to a total of 137 people during the period from March 9, 2004 to March 11, 2004. On April 28, 2004, our President sent one additional email to our employees, all of whom had received one of our previous e-mails. Each of these e-mails referenced a contemplated public offering of our common stock, and the initial four e-mails inquired whether the recipient had an interest in being contacted by a broker to purchase shares of our common stock at the initial public offering price. The April 28, 2004 e-mail also asked that if people were interested in participating in the offering, or knew of others that would have such an interest, that they provide us with information regarding the number of shares they would be interested in purchasing. The President of Lakes Entertainment sent one e-mail communication to 26 additional people on June 11, 2004. This e-mail stated that the representative of the underwriters would be setting aside approximately five percent of the shares in the offering in connection with a directed share program, explained that participants in the directed share program would be prevented from selling their shares for a period of 180 days following the offering and asked interested people to indicate the number of shares they were interested in purchasing. Based on indications of interest received by us and by Lakes Entertainment, we identified participants in the contemplated directed share program and previously allocated a total of 200,000 shares to them.

Historically, the Securities and Exchange Commission has taken the position that a written communication of this kind that is not accompanied by a preliminary prospectus constitutes a prospectus that does not meet the requirements of the Securities Act of 1933. Because the Company’s communications were not accompanied by a preliminary prospectus (and did not themselves contain the information required to be in a prospectus), the communications constituted offers in violation of the Securities Act. As a result, we are subject to contingent liabilities to investors who received these communications and purchase shares in the offering, whether or not as part of the directed share program. In particular, these investors have the right under federal securities laws to rescind these purchases for a period of one year from the date of the violation. As a result of these contingent liabilities, and in an attempt to limit our known exposure from them, we reduced the directed share program from our originally contemplated 200,000 shares to 75,200 shares and limited participation to certain non-employees. Based on this number of shares, we could be required to refund up to $602,000 (75,200 shares at the initial public offering price of $8.00), plus interest. We sent a letter to all other prospective participants, advising them that they were not allowed to purchase the shares being offered. However, we cannot assure you that these, or other individuals that received e-mail communications, did not ultimately purchase shares in the offering. In addition, it is possible that an unknown number of shares were purchased by individuals to whom the e-mail communications may have been forwarded. Because all such individuals may have rescission rights, the amount of money we may be required to refund to investors may be significantly higher than the $602,000 estimate, and the potential liability cannot be estimated at this time. As of March 1, 2005, we have not received notice of any rescission requests.

Item 2. Properties

Corporate Office Facility

We currently lease executive office space located in West Hollywood, California at an annual cost of approximately $250,000. In addition, we film our poker tournaments at casinos throughout the world pursuant to agreements with our member casinos. Our current office space is subject to a month-to-month lease and the number of square feet we rent varies from approximately 7,000 to up to approximately 10,000 square feet according to our production schedule and upon how many edit bays we have running during each month. In September 2004, we entered into a lease agreement for approximately 16,000 square feet of space in the Los Angeles area on a longer term basis. This new office will replace our current space and serve as a permanent office that would support our current expansion plans. We anticipate that the lease will commence in April 2005 with a term of six years and annual base rent of approximately $480,000.

Item 3. Legal Matters

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

On August 25, 2004, we filed a lawsuit against TVi Media, LLC, Passport International Productions of California and Does 1-10 in the United States District Court, Central District of California asserting that defendants’ use of certain video footage infringed upon WPTE’s copyrighted materials and that defendants engaged in unfair competition through the unauthorized use of WPTE’s copyrighted materials and trademarks, and seeking damages and injunctive relief. Expedited discovery was conducted. On September 7, 2004, the Honorable Dale S. Fischer entered a stipulated preliminary injunction enjoining defendants and all those acting in concert with them from infringing our copyrighted materials and trademarks. On November 4, 2004, we amended the complaint to add additional defendants, including Dante Pugliese, Michelle Pugliese, International Poker Championship Series, Inc. (“IPCS”), Sam Riddle, and Sam Riddle & Associates, Inc. (“SRA”). Clerk’s defaults were entered against Dante Pugliese and IPCS who failed to respond timely to the amended complaint. These two defendants later moved to set aside the defaults. That motion is pending and has been taken under submission. Michelle Pugliese was voluntarily dismissed without prejudice. Sam Riddle and SRA’s time to respond was extended, and they have not yet appeared. On February 14, 2005, the Court held a scheduling conference and set a trial date of February 28, 2006.

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

WPTE became a publicly held company, and the Common Stock began trading on the Nasdaq National Market under the symbol WPTE effective August 10, 2004.

The high and low sales prices per share of the Company’s Common Stock for each full quarterly period within the most recent fiscal year are indicated below, as reported on the Nasdaq National Market:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
Year Ended	January 2, 2005
	High			$11.00	$17.48
	Low			6.32	7.65

On March 9, 2005, the last reported sale price for the Common Stock was $18.98 per share. As of March 9, 2005, the Company had approximately 3,800 shareholders of record.

The Company has never paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend on such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by the Company’s Board of Directors.

Item 6. Selected Financial Data

The Selected Financial Data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

			Period from
			Inception
	Year Ended	Year Ended	(March 1, 2002)
	January 2, 2005	December 28, 2003	to December 29, 2002
Revenues	$17,557	$4,260	$—
Gross Profit (Loss)	7,313	1,573	(1,004)
Expenses:
Selling and Administrative	6,501	1,817	1,049
Depreciation	131	107	51

Earnings (Loss) From Operations	681	(351)	(2,104)
Interest Income	146	—	—
Interest Expense	(34)	(142)	(40)
Income Tax Provision	(41)	—	—

Net Earnings (Loss)	$752	$(493)	$(2,144)

Net Earnings (Loss) per Common Share — Basic	$0.05	$(0.04)	$(0.17)
Net Earnings (Loss) per Common Share — Diluted	$0.04	$(0.04)	$(0.17)
Weighted Average Common Shares Outstanding — Basic	15,856	13,213	12,480

Dilutive Effect of Restricted Stock	1,293	—	—
Dilutive Effect of Stock Options	901	—	—
Dilutive Effect of Common Shares Subject to Repurchase	30	—	—

Weighted Average Common Shares Outstanding — Diluted	18,080	13,213	12,480

	January 2, 2005	December 28, 2003	December 29, 2002
Balance Sheet Data:
Current Assets	$35,959	$2,434	$12
Total Assets	37,113	2,546	163
Current Liabilities	4,926	1,286	374
Note Payable to Parent	—	3,429	1,820
Accumulated Deficit	$(1,205)	$(2,637)	$(2,144)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

WPTE is a company engaged in the creation of internationally branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. WPTE is the creator of the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the United States and more than 60 markets globally. Our immediate business plan involves continuing to build our World Poker Tour concept into a highly-recognizable brand from which we can generate revenues through license fees, retail sales, corporate sponsorships and other sources. We are pursuing this plan through three operating business segments, described in greater detail below:

•	WPTE Studios, a multi-media entertainment division.

•	WPTE Consumer Products, a branded consumer products division.

•	WPTE Corporate Alliances, a sponsorship and event management division.

Our principal source of revenues has been and continues to be the license fees we receive under our agreements with the Travel Channel covering the episodes of the World Poker Tour television series. We have also recognized revenues from our WPTE Consumer Products and WPTE Corporate Alliances business units,

On August 9, 2004, the Securities and Exchange Commission declared effective our registration statement that registered the offer and sale of up to 4,000,000 shares of our common stock, at $8.00 per share, in our initial public offering and an additional 600,000 shares of our common stock that may be sold if the underwriters involved in the offering exercise their over-allotment option. Our common stock was approved for trading on The Nasdaq Stock Market and began trading on August 10, 2004. The initial closing of the offering, at which we sold 4,000,000 shares of common stock, occurred on August 13, 2004, and we received proceeds of approximately $28.0 million, net of offering expenses and underwriting discounts. The underwriters’ over-allotment option was exercised on September 17, 2004, resulting in additional net proceeds of $4.4 million to the Company. Proceeds from the offering have been used and are expected to be used to expand our entertainment production business and for our working capital. There were no selling shareholders participating in the offering.

WPTE Studios. Our multi-media entertainment division generates revenue through the domestic and international licensing of broadcast and telecast rights and casino memberships from casinos and cardrooms that host the televised World Poker Tour events. Season One of the World Poker Tour consisted of 15 total episodes that were exhibited on the Travel Channel beginning in the spring of 2003. Season Two consisted of 25 total episodes (14 regular tour stops and 11 specials). We completed production of the episodes comprising our Season Two programming during June 2004. We recognized an aggregate of $9.9 million in revenues from Season Two episodes from the fourth quarter of 2003 through the third quarter of 2004. Our production of Season Three began in the third quarter, and we began to deliver episodes in the fourth quarter of 2004. The completion of production and the final delivery of Season Three episodes are currently scheduled to occur in the second quarter of fiscal 2005. Since our inception, the WPT Studios division has been responsible for approximately 87% of our company’s total revenue, and fees from the licensing of the World Poker Tour episodes to the Travel Channel for distribution in the United States have been responsible for approximately 76% of our company’s total revenue.

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

In addition to licensing our programming to the Travel Channel for domestic exhibition, we currently have agreements for international distribution of our programming with reach into over 60 countries. Our international distributor remits to us license fees net of a distribution fee and agreed upon sales and marketing expenses. The Travel Channel has the right to receive a portion of our adjusted gross revenues from international television licenses and certain other sources after specified minimum amounts are met. Our television show is currently exhibited in the following countries:

Anguilla	Costa Rica	Haiti	Philippines
Antigua & Barbuda	Cuba	Honduras	Puerto Rico
Argentina	Denmark	Iceland	South Korea
Aruba	Dominica	India	St. Kitts & Nevis
Australia	Dominican Republic	Israel	St. Lucia
Bahamas	Ecuador	Italy	St. Vincent & Grenadines
Barbados	El Salvador	Jamaica	Suriname
Belize	Falkland Islands	Martinique	Sweden
Bermuda	Faroe Islands	Mexico	Trinidad & Tobago
Bolivia	Finland	Montserrat	Turks & Caicos Islands
Brazil	France	Netherlands Antilles	U.S. Virgin Islands
British Virgin Islands	French Guyana	Nicaragua	Uruguay
Canada	Greenland	Norway	Venezuela
Cayman Islands	Grenada	Panama	United Kingdom
Chile	Guadeloupe	Paraguay
Colombia	Guatemala	Peru

We also generate revenue from annual membership fees payable by the casinos and card clubs that host World Poker Tour events (our “member casinos”). We currently have written agreements with 12 member casinos and one member casino participating under an unwritten arrangement.

In October 2004, we announced the formation of the Professional Poker Tour (PPT). The PPT is an invitation only tournament restricted to poker’s professional elite, including champions from WPT and other major poker competitions. The PPT currently includes five major stops: Foxwoods, Bellagio, Goldstrike Casino, Commerce Casino and Mirage. WPTE will produce these five episodes and contribute certain allocated amounts to the event fees. We intend to license the series for network broadcast or cable telecast.

WPTE Consumer Products. During the second quarter of fiscal 2004, we began to derive revenues from the WPTE Consumer Products business segment principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business segment generates revenue from direct sales of company-produced merchandise featuring our World Poker Tour brand. The Travel Channel has the right to receive a percentage of our adjusted gross revenues above certain levels from our product licensing and merchandising activities.

We have signed or are in the process of negotiating licensing agreements with various licensees for a variety of consumer products in the United States and abroad. In addition, we have entered into a license agreement with our parent company, Lakes Entertainment, Inc. (Lakes), pursuant to which we are licensing the World Poker Tour name and logo to Lakes in connection with casino table games that Lakes intends to distribute using certain intellectual property rights of Sklansky Games, LLC. We have entered into an agreement with IGT, a slot machine manufacturer, to license the World Poker Tour brand in connection with the development of electronic, casino-based, poker-related gaming machines. We have entered into an agreement with Video game publisher Take-Two Interactive Software to produce poker games for console, handheld and PC formats. We also sell company-produced consumer merchandise, including a DVD collection of the World Poker Tour’s Season One and several items of apparel featuring the World Poker Tour logo. We have also entered into an agreement with online gaming company WagerWorks Inc. to offer a WPT-branded, international, real-money gaming website in countries where it is legal for U.S. companies to operate gaming businesses.

WPTE Corporate Alliances. Our sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch’s Michelob AmberBock will sponsor Season Three of the World Poker Tour on the Travel Channel, becoming the official beer sponsor of the WPT.

Significant Accounting Policies

The significant accounting policies, which WPTE believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following: revenue recognition, television costs, deferred revenue, income taxes and stock-based compensation.

Revenue recognition: Domestic and international television license fee revenues are recognized as earned in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films. Revenue is recognized upon receipt and acceptance of episodes by the ultimate customer once the license period has begun. Currently, for international television license fees the company does not consider collectibility to be reasonably assured until the distributor has received payment. WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligator in the transaction with the ultimate customer.

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

Television costs: Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships. Marketing, distribution, and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 100% of capitalized television costs at January 2, 2005 are expected to be expensed by the end of fiscal 2005.

Income taxes: Prior to the Company’s conversion from World Poker Tour, LLC to a C-Corporation on July 28, 2004, we were not a tax-paying entity for federal and state income tax purposes. The members’ allocable share of the Company’s taxable income (loss) was taxed on the member’s income tax returns. Therefore, no provision or liability for federal or state income taxes had been included in the financial statements. Upon conversion, the Company became liable for federal and state taxes on taxable income earned subsequent to the conversion.

Provision for income taxes was $41,000 for the year ended January 2, 2005, compared to $0 for the prior year. From July 28, 2004 to January 2, 2005, the Company experienced financial losses. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arose between the amount of taxable income and pretax financial income for 2004 and between the tax bases of assets or liabilities and their reported amounts in the financial statements. The majority of these differences related to non-cash compensation expense for consultant stock options that were not deductible for tax purposes in 2004, but will be deductible once these options are exercised. A valuation allowance was recorded for deferred tax assets other than those recoverable through the filing of a carryback claim as it is more likely than not that the remaining deferred tax assets will not be recovered. As a result of the financial losses combined with the consultant stock options, our effective tax rate for 2004 was 5.2%.

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

Results of Operations

Fiscal Year Ended January 2, 2005 Compared to Fiscal Year Ended December 28, 2003

Revenues. Our total revenues were $17.6 million for the year ended January 2, 2005 compared to total revenues of $4.3 million for the year ended December 28, 2003. Our revenues in 2004 consisted of $12.7 million in license fees from the Travel Channel compared to $3.9 million in 2003. The license fees were attributable to the delivery of 24 episodes of Season Two programming and 8 episodes of Season Three programming in 2004 compared to 15 episodes of Season One programming and 1 episode of Season Two programming in 2003.

Revenues in 2004 also included $4.8 million in international television licensing, product licensing revenues, host fees, sponsorship and merchandise revenues.

Cost of Revenues. Cost of revenues was $10.2 million for the year ended January 2, 2005, compared to $2.7 million in 2003. The increase was due to a greater number of episodes being delivered to the Travel Channel during 2004 compared to 2003. The increase was also due to approximately $0.7 million of production costs related to the premier season of the Professional Poker Tour (“PPT”) television series. As a distribution agreement for the Professional Poker Tour has not been completed, costs related to the production of that television series are expensed as incurred. Cost of revenues also included approximately $1.2 million in equity-based compensation in 2004, compared to $144,000 in 2003. This increase in 2004 resulted primarily from the increased value of consultant stock options that vested during the period.

Overall gross margins were 42% in 2004 compared to 37% in 2003. Domestic television licensing margins were 22% in 2004 compared to 32% in 2003. Domestic television gross margins in 2004 were lower due to approximately $1.2 million in non cash equity-based compensation expense (compared to $144,000 in 2003) and $0.7 million in production costs related to the PPT. Revenues from international television licensing and product licensing, which were not present during fiscal 2003, were the key drivers for the increase in gross margins in 2004.

Selling and administrative expenses. Selling and administrative expenses increased from $1.8 million in 2003 to $6.5 million in 2004. Part of the increase in 2004 was the result of increased personnel costs, which grew from approximately $0.8 million in 2003 to $2.3 million in 2004. Additionally, professional service fees increased from approximately $0.3 million in 2003 to $2.0 million in 2004. Sales and marketing expenses, including commissions paid to our third-party licensing agent for consumer product licensing revenues, increased to $1.2 million in 2004 compared to $0.3 million in 2003.

Interest income and interest expense. Interest income was $146,000 during the year due to higher cash and short-term investment balances related to the proceeds of our initial public offering. Interest expense decreased in 2004 to $34,000 from $142,000 in 2003 due to the payoff of the credit line with Lakes during the current year period.

Taxes. Provision for income taxes was $41,000 for the year ended January 2, 2005, and the effective tax rate for 2004 was 5.2%. Prior to its conversion to a corporation in July 2004, the Company was not a tax-paying entity for federal and state income tax purposes. Therefore, no provision or liability for federal or state income taxes had been included in the financial statements until its conversion.

Earnings per share. For the year ended January 2, 2005, basic and diluted earnings per common share was $0.05 and $0.04, respectively. This compares to basic and diluted losses per common share of $0.04 for the year ended December 28, 2003.

Fiscal Year Ended December 28, 2003 Compared to Fiscal Year Ended December 29, 2002

Revenues. Our total revenues were $4.3 million for the year ended December 28, 2003. There were no revenues in fiscal 2002. Our revenues in 2003 consisted of $3.9 million in license fees from the Travel Channel; $250,000 in host fees paid by member casinos; and $126,000 in net sales of branded merchandise. The license fees were attributable to our Season One programming, which consisted of 14 two-hour episodes and one one-hour episode and one episode of our Season Two programming.

Cost of Revenues. Cost of revenues was $2.7 million in 2003 and $1.0 million in 2002. The production costs in 2002 related solely to Season One. A majority of the increase in the 2003 period resulted from an increase of approximately $655,000 in salaries and wages for production personnel and on-air talent, approximately $218,000 in expenses related to set design, set operations and lighting, and approximately $176,000 in voice-over costs related to our post-production process.

The production costs in 2003 related primarily to Season One but also included costs related to one Season Two episode. All revenues for Season One were recognized in 2003. Therefore, in analyzing our gross margin, it is necessary to consider the combined cost of revenues in 2003 and 2002 of $3.7 million. The resulting gross margin for the two years was $0.6 million, or 13.4% of total revenue, which reflects all revenues and production costs related to Season One and the one Season Two episode. Production expenditures in 2003 that related to other Season Two episodes have been capitalized and are reflected as television costs of $2.0 million on the balance sheet as of December 28, 2003. These costs, as well as costs incurred in 2004 relating to Season Two, were subsequently recognized in 2004 along with the revenues relating to Season Two. Cost of revenues also included approximately $144,000 in equity-based compensation in 2003, compared to approximately $8,000 in 2002. This increase in 2003 resulted primarily from the increased value in 2003 of the shares subject to consultants’ stock options that vested in these periods.

Selling and administrative expenses. Selling and administrative expenses increased from $1.0 million in 2002 to $1.8 million in 2003. A majority of the increase in 2003 was the result of personnel costs, which increased from approximately $341,000 in 2002 to approximately $817,000 in 2003. This increase is related primarily to our full year of operations in 2003 compared to our partial year operations in 2002 and the addition of four full time employees in 2003 as a result of the development of our business.

Interest expense. Interest expense increased from $40,000 in 2002 to $142,000 in 2003, because the Company’s indebtedness increased significantly in 2003 and was outstanding for the full year.

Taxes. We operated as a limited liability company in 2002 and 2003, and the tax benefits, if any, related to the losses were passed through to the limited liability company members.

Loss per share. For the year ended December 28, 2003, basic and diluted losses per common share was $0.04. This compares to basic and diluted losses per common share of $0.17 for the year ended December 29, 2002.

Outlook

Revenue in the first quarter of 2005 is forecast to range from $2.9 — $3.5 million. Besides domestic television licensing revenues from our delivery of Season 3 episodes of the World Poker Tour, other sources of expected revenues during the first quarter of fiscal 2005 include international television licensing revenues resulting from the distribution of the World Poker Tour’s Season One and Two and product licensing fees.

Liquidity and Capital Resources

From our inception through August 13, 2004, we funded our startup costs, operating costs and capital expenditures through loans from our majority equity owner, Lakes Poker Tour, LLC (Lakes Poker Tour), a wholly owned subsidiary of Lakes Entertainment, Inc. On August 13, 2004, we completed an initial public offering of our common stock. After deducting the underwriting discounts and commissions and the total offering expenses, we received net proceeds from our initial public offering of approximately $32.4 million. During 2004, we paid $3.2 million of our loan from Lakes Poker Tour through working capital, and we used $0.2 million of the proceeds from the offering to repay the balance of the loan. We have retained almost all of the net proceeds from the offering in cash, cash equivalents and short-term investments. At January 2, 2005, we had cash and short term investments aggregating $32.3 million. For the twelve months ended January 2, 2005 we realized net earnings of approximately $0.8 million and generated $4.7 million of cash from operating activities.

We intend to use existing funds for working capital and capital expenditures associated with the expansion of our media and other businesses and for general corporate purposes. We believe that our cash and cash equivalents, along with expected cash receipts, will be adequate to fund operating expenses in 2005.

The table below sets forth our known contractual obligations as of January 2, 2005:

($000s)	Payments due by period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease(1)	$3,022	$328	$941	$1,003	$750
Purchase obligations (2)	$1,255	$580	$270	$270	$135
Employee obligation(3)	$1,667	$1,000	$667	—	—

TOTAL	$5,944	$1,908	$1,878	$1,273	$885

(1)	We have a month-to-month lease for our current office space. The monthly lease payment fluctuates from month to month based on the amount of space we utilize. The average amount paid per month under the lease is approximately $21,000. WPTE has signed a new lease and is expected to move into the new office space in April 2005. Monthly lease payments will begin at approximately $38,000 and escalate up to approximately $45,000 over the six year lease term. The amount set forth in the table above assumes monthly lease payments through May 2011.

(2)	Purchase obligations include the following: Contractual obligations related to the establishment of our internet gaming site of $535,000; monthly retainer of $7,500 related to investor relation services through July 2005.

(3)	Employee obligation includes the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

Recently issued accounting pronouncements: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Statements of Cash Flows. FAS No. 123(R) will be effective for the third quarter of 2005. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows. We have included information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original FAS No. 123 in Note 2 to the Financial Statements included in Item 8. FAS No. 123(R) will not apply to equity-based consultant compensation; EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, is the latest guidance on equity-based consultant compensation, and is being followed by WPTE.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Private Securities Litigation Reform Act

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on the Company’s current expectations or beliefs concerning future events. These statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s financial instruments include cash and cash equivalents, U.S. Treasury and Agency securities and short-term municipal bonds. The Company’s main investment objectives are the preservation of investment capital and the maximization of after-tax returns on its investment portfolio. Consequently, the Company invests with only high-credit-quality issuers and limits the amount of credit exposure to any one issuer. The Company does not use derivative instruments for speculative or investment purposes.

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of January 2, 2005, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

Item 8. Financial Statements and Supplemental Data

WPT ENTERPRISES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	43
Balance Sheets as of January 2, 2005 and December 28, 2003	44
Statements of Earnings (Loss) for the fiscal years ended January 2, 2005, December 28, 2003 and period from inception (March 1, 2002) to December 29, 2002	45
Statements of Comprehensive Earnings (Loss) for the fiscal years ended January 2, 2005, December 28, 2003 and period from inception (March 1, 2002) to December 29, 2002	46
Statements of Shareholders’ Equity for the fiscal years ended January 2, 2005, December 28, 2003 and period from inception (March 1, 2002) to December 29, 2002	47
Statements of Cash Flows for the fiscal years ended January 2, 2005, December 28, 2003 and period from inception (March 1, 2002) to December 29, 2002	48
Notes to Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WPT Enterprises, Inc.:
West Hollywood, California

We have audited the accompanying consolidated balance sheets of WPT Enterprises, Inc. (the “Company”) as of January 2, 2005 and December 28, 2003, and the related statements of earnings (loss), comprehensive earnings (loss), shareholders’ equity, and cash flows for the years ended January 2, 2005 and December 28, 2003 and the period from inception (March 1, 2002) to December 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WPT Enterprises, Inc. as of January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for the years ended January 2, 2005 and December 28, 2003 and the period from inception (March 1, 2002) to December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 17, 2005

WPT ENTERPRISES, INC.
Balance Sheets
January 2, 2005 and December 28, 2003

	January 2, 2005	December 28, 2003
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,525	$—
Short-term investments	27,755	—
Accounts receivable, net	1,950	332
Deferred tax assets	136	—
Inventory	52	10
Television costs	917	1,979
Other current assets	624	113

Total Current Assets	35,959	2,434

Property and Equipment-Net	703	112

Other Assets:
Cash and cash equivalents-restricted	244	—
Investment	207	—

Total Other Assets	451	—

Total Assets	$37,113	$2,546

Liabilities and Shareholders’ Equity
Current Liabilities:
Outstanding checks in excess of bank balance	—	$184
Accounts payable	17	74
Due to parent	16	240
Deferred revenue	3,280	505
Accrued payroll and related	292	40
Accrued expenses	1,321	243

Total Current Liabilities	4,926	1,286

Note Payable to Parent	—	3,429
Total Liabilities	4,926	4,715

Common Shares Subject to Repurchase	618	—

Commitments and Contingencies
Shareholders’ Equity
Class A Units — par value of $1.28
Authorized 93 units; 0 and 93 issued and outstanding	—	119
Class B Units — par value of $1.28
Authorized 7 units; 0 issued and outstanding	—	—
Preferred Stock, par value of $0.001
Authorized 20,000 shares; 0 issued and outstanding	—	—
Common Stock, $0.001 par value authorized 100,000 shares;
19,480 issued and outstanding	19	—
Additional paid-in-capital	32,767	361
Accumulated deficit	(1,205)	(2,637)
Accumulated other comprehensive loss	(6)	—
Deferred compensation	(6)	(12)

Total Shareholders’ Equity	31,569	(2,169)

Total Liabilities and Shareholders’ Equity	$37,113	$2,546

The accompanying notes are an integral part of these financial statements.

WPT ENTERPRISES, INC.
Statements of Earnings (Loss)
Years ended January 2, 2005, December 28, 2003 and Period from Inception March 1, 2002 — December 29, 2002

	2004	2003	2002
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$12,720	$3,884	—
International television	1,127	—	—
Product licensing	1,938	—	—

Total License Fees	15,785	3,884	—

Host fees	850	250	—
Sponsorship	583	—	—
Merchandise	296	126	—
Home entertainment	43	—	—

Total Revenues	17,557	4,260	—

Cost of Revenues	10,244	2,687	1,004

Gross Profit	7,313	1,573	(1,004)

Expenses:
Selling and administrative	6,501	1,817	1,049
Depreciation	131	107	51

Total Expenses	6,632	1,924	1,100

Earnings (Loss) From Operations	681	(351)	(2,104)

Other Income (Expense):
Interest income	146	—	—
Interest expense	(34)	(142)	(40)

Earnings (Loss) before income taxes	793	(493)	(2,144)

Income tax provision	(41)	—	—

Net Earnings (Loss)	$752	($493)	($2,144)

Net Earnings (Loss) Per Common Share — Basic	$0.05	($0.04)	($0.17)

Net Earnings (Loss) Per Common Share — Diluted	$0.04	($0.04)	($0.17)

Weighted Average Common Shares Outstanding — Basic	15,856	13,213	12,480

Dilutive Effect of Restricted Stock	1,293	—	—
Dilutive Effect of Stock Options	901	—	—
Dilutive Effect of Common Shares Subject to Repurchase	30	—	—

Weighted Average Common Shares Outstanding — Diluted	18,080	13,213	12,480

The accompanying notes are an integral part of these financial statements.

WPT ENTERPRISES, INC.
Statements of Comprehensive Earnings (Loss)
Years ended January 2, 2005, December 28, 2003 and Period from Inception March 1, 2002 — December 29, 2002

	2004	2003	2002
	(In thousands)

Net earnings (loss)	$752	($493)	($2,144)

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	(6)	—	—

Comprehensive earnings (loss)	$746	($493)	($2,144)

The accompanying notes are an integral part of these financial statements.

WPT ENTERPRISES, INC.
Statements of Shareholders’ Equity
Years ended January 2, 2005, December 28, 2003 and Period from Inception March 1, 2002 — December 29, 2002

								Accumulated
					Additional			Other
	Class A Units		Common Stock		Paid in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Loss	Total
	(In thousands)
BALANCES AT MARCH 1, 2002
Issuance of Class A units	93	119					(19)		100
Issuance of Class B unit options to employees					3		(3)		—
Issuance of Class B units to consultants					8				8
Reduction of deferred compensation							5		5
Net loss						(2,144)			(2,144)

BALANCES AT DECEMBER 29, 2002	93	$119	—	$—	$11	$(2,144)	$(17)	$—	$(2,031)
Reduction of deferred compensation							5		5
Vesting of Class B units to consultants					350				350
Net loss						(493)			(493)

BALANCES AT DECEMBER 28, 2003	93	$119	—	$—	$361	$(2,637)	$(12)	$—	$(2,169)
Reduction of deferred compensation							6		6
Vesting of stock options to consultants					1,200				1,200
Conversion of LLC to C-Corporation	(93)	(119)	14,880	15	(576)	680			—
Net proceeds from issuance of common stock			4,600	4	32,400				32,404
Common shares subject to repurchase					(602)				(602)
Interest on common shares subject to repurchase					(16)				(16)
Other comprehensive loss								(6)	(6)
Net earnings						752			752

BALANCES AT JANUARY 2, 2005	—	$—	19,480	$19	$32,767	$(1,205)	$(6)	$(6)	$31,569

The accompanying notes are an integral part of these financial statements.

WPT ENTERPRISES, INC.
Statements of Cash Flows
Years ended January 2, 2005, December 28, 2003 and Period from Inception March 1, 2002 — December 29, 2002

	2004	2003	2002
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$752	($493)	($2,144)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	131	107	51
Production depreciation	39	—	—
Deferred income taxes	(132)	—	—
Loss on disposal	3	—	—
Stock-based compensation expense	1,204	149	13
Changes in operating assets and liabilities:
Accounts receivable	(1,618)	(332)	—
Inventory	(42)	(10)	—
Television costs	1,064	(1,773)	—
Other current assets	(511)	(101)	(12)
Accounts payable	(57)	29	45
Due to parent	(224)	144	96
Deferred revenue	2,775	345	160
Accrued expenses	1,330	217	66

Net Cash Provided by (Used in) Operating Activities	4,714	(1,718)	(1,725)

INVESTING ACTIVITIES:
Purchase of property and equipment	(764)	(68)	(202)
Short-term investments, purchases	(27,765)	—	—
Investment	(207)	—	—

Net Cash Used in Investing Activities	(28,736)	(68)	(202)

FINANCING ACTIVITIES:
(Decrease) Increase in cash provided by checks drawn in excess of bank balances	(184)	177	7
Increase in restricted cash	(244)	—	—
Net proceeds from issuance of common stock	32,404	—	—
Member contribution	—	—	100
Proceeds from (repayments of) notes payable to parent	(3,429)	1,609	1,820

Net Cash Provided by Financing Activities	28,547	1,786	1,927

Net increase in cash and cash equivalents	4,525	—	—
Cash and cash equivalents — beginning of period	—	—	—

Cash and cash equivalents — end of period	$4,525	$0	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash operating activities:
Capitalized television costs related to stock options issued to consultants	($2)	($206)	—
Cash paid during the period for interest	($229)	—	—
Cash paid during the period for income taxes	($175)	—	—

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

WPT Enterprises, Inc. (“WPTE” or the “Company”) is a company engaged in the creation of internationally branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. WPTE is the creator of the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the United States and more than 60 markets globally. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware.

Organization — World Poker Tour, LLC was formed on March 1, 2002 as a majority-owned indirect subsidiary of Lakes Entertainment, Inc. (Lakes or Parent) through Lakes Poker Tour, LLC (Lakes Poker Tour), Lakes’ wholly-owned subsidiary. On July 28, 2004, World Poker Tour, LLC converted into a Delaware corporation, WPT Enterprises, Inc.

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

In March 2003, WPTE entered into an agreement with the Travel Channel, L.L.C. (TRV), granting TRV the right to broadcast the first season of the WORLD POKER TOUR® (WPT) series. During July 2003, WPTE reached an agreement with TRV for a second season with TRV being granted options for five additional seasons. Under the agreements, TRV has the exclusive right, license, and privilege to exhibit, market, distribute, transmit, perform and otherwise exploit each of the season’s two-hour programs produced by WPTE for an unlimited number of times over three and four year periods within the United States. In July 2004, WPTE began filming Season Three, which includes 16 regular tour stops and 5 specials.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

Year End — The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying statements of earnings ended on January 2, 2005 (2004), December 28, 2003 (2003) and December 29, 2002 (2002).

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments — The cost method of accounting is used for investments in which WPTE has less than a 20% ownership interest and the Company does not have the ability to exercise significant influence. The carrying value of these investments is reported in other assets.

Investments represent the Company’s equity investment with PokerTek, a company that offers “PokerPro”, an automated poker system. As WPT has less than 20% ownership interest and does not have the ability to exercise significant influence over PokerTek, this investment is accounted for under the cost method and would be adjusted only for other-than-temporary declines in fair value. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the cost or equity method of accounting is appropriate. At January 2, 2005, the carrying value of this investment is approximately $207,000.

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

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on hand and in banks and money market funds. All of the Company’s cash and cash equivalents are considered available-for-sale.

Restricted cash of approximately $244,000 at January 2, 2005 represents collateral for a letter of credit to guarantee new office space.

Short-Term Investments — The Company follows the provisions of Statement on Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and has classified all of its investments as available for sale, whereby investments are reported at fair value, with unrealized gains and losses reported as accumulated other comprehensive earnings (loss), net of income taxes, in the accompanying statements of shareholders’ equity. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method. Short-term investments all have original maturities beyond three months and consist of the following:

Year ended January 2, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and Agency Securities	$13,161	$13	$(23)	$13,151
Certificates of Deposit	155	—	(1)	154
Short-term Municipal Bonds	13,450	—	—	13,450
Corporate Preferred Securities	1,000	—	—	1,000

TOTAL	$27,766	$13	$(24)	$27,755

The Company had no short-term investments for the year ended December 28, 2003.

In the fourth quarter of 2004, the Company began to classify its investment in auction-rate securities (i.e. short-term municipal bonds and corporate preferred securities) as short-term investments. These investments were included in cash and cash equivalents in previous interim condensed financial statements ($15.5 million at October 4, 2004). This change in classification had no effect on the amounts of total current assets, total assets, net income or cash flow from operations of the Company.

Inventory —Inventory consists of merchandise to be sold on a direct sales basis online. Substantially the entire inventory is comprised of finished goods. Inventory is stated at the lower of cost or market and determined on a specific identification basis.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Furniture and equipment	2-3 years
Software	3 years

Property and equipment consist of the following:

	2004	2003

Furniture and equipment	763,000	241,000
Software	196,000	29,000
Construction in progress	71,000	—

	1,030,000	270,000
Less: Accumulated Depreciation	(327,000)	(158,000)

Property and equipment, net	$703,000	$112,000

The Company currently has a month-to-month operating lease for its office space. The monthly lease payment fluctuates from month to month based on the amount of space we utilize. The average amount paid per month under the lease is approximately $21,000. The Company has signed a new operating lease and is expected to move into the new office space in April 2005. Monthly lease payments will begin at approximately $38,000 and escalate up to approximately $45,000 over the six year lease term.

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

Capitalized television costs at January 2, 2005 and December 28, 2003 consist of the following:

	2004	2003

Television Costs
In-production	$911,000	$1,838,000
Development and pre-production	6,000	141,000

Total television costs	$917,000	$1,979,000

Overhead costs of $189,000 were included in total capitalized television costs of $917,000 in 2004 and $104,000 were included in total capitalized television costs of $1,979,000 at December 28, 2003. Based upon management’s estimates as of January 2, 2005, approximately 100% of capitalized television costs are expected to be recognized during fiscal 2005.

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

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. A valuation allowance was recorded for deferred tax assets other than those recoverable through the filing of a carryback claim as it is more likely than not that the remaining deferred tax assets will not be recovered.

Deferred Revenue — Licensing advances and guaranteed payments collected, but not yet earned by the Company, as well as host fee and sponsorship receipts, collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets. Deferred revenue is derived from three primary sources: Domestic Television, Product Licensing and Host Fees. Deferred revenue represents advanced payments received from TRV and product licensees, and deposits paid by casinos in order to secure a poker tournament date with the World Poker Tour as a host site. Deferred revenue was approximately $3.3 million and $0.5 million at January 2, 2005 and December 28, 2003, respectively.

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

Earnings Per Share — Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Shares for stock options granted to employees and consultants of the Company are included in the computation after the options have vested because the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards.

Stock-Based Compensation — The Company has stock-based employee and consultant compensation which is described more fully in Note 6. The Company accounts for equity-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation expense for stock option grants issued to employees is recorded to the extent the fair market value of the stock on the date of grant exceeds the option price. Compensation expense for restricted stock grants is measured based on the fair market value of the stock on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock -Based Compensation, to stock-based employee compensation.

	2004	2003	2002

Net earnings (loss) as reported	$752,000	$(493,000)	$(2,144,000)

Add: Equity-based compensation expense included in reported net earnings (loss)	1,203,000	150,000	13,000
Deduct: Total equity-based compensation expense determined under the fair value method	(2,077,000)	(150,000)	(13,000)

Net earnings (loss) as pro forma under SFAS No. 123	$(122,000)	$(493,000)	$(2,144,000)
Net earnings (loss) per common share — basic — as reported	$0.05	$(0.04)	$(0.17)
Net earnings (loss) per common share —diluted — as reported	$0.04	$(0.04)	$(0.17)

Net loss per common share - basic — pro forma	$(0.01)	$(0.04)	$(0.17)

Net loss per common share - diluted — pro forma	$(0.01)	$(0.04)	$(0.17)

Derivative Instruments — All derivatives, including those embedded in other contracts, are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined the Company does not have any freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Recent Accounting Pronouncements — In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Statements of Cash Flows. FAS No. 123(R) will be effective for the third quarter of 2005. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows. We have included information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original FAS No. 123 within the “Stock-Based Compensation” heading in this note. FAS No. 123(R) will not apply to equity-based consultant compensation; EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, is the latest guidance on equity-based consultant compensation, and is being followed by WPTE.

3.	RELATED PARTY TRANSACTIONS

During 2004, Lakes provided general and administrative services to the Company that included accounting, finance and treasury, tax, human resources/personnel, employee benefits, retail, systems support and marketing support. As reimbursement of compensation for these services, Lakes billed the Company an amount equal to the gross wages of the Lakes employees that provide services to the Company based upon the actual time incurred on Company matters. Costs of these services totaled $276,000 in 2004, $144,000 in 2003 and $96,000 in 2002 and are included as selling and administrative expenses and due to parent in the accompanying financial statements. Operations of the Company may not be indicative of those that would have occurred if it had operated as an independent company.

Lyle Berman Chairman and CEO of both Lakes and WPTE, does not receive compensation in connection with his service as a director or executive officer of the Company.

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

WPTE has a 15% ownership interest in PokerTek, a start-up manufacturer and distributor of electronic poker tables. This interest was obtained by loaning PokerTek approximately $180,000 at an annual interest rate equal to the lowest applicable federal rate. Lyle Berman along with his son Bradley Berman, who is an employee of Lakes and sits on the Board of Directors of WPTE, made personal investments in PokerTek, and as of January 2, 2005, hold a combined ownership of approximately 3% of PokerTek. Lyle Berman agreed to serve as Chairman of the Board of PokerTek and received 200,000 stock options in the company.

Effective as of February 24, 2004, WPTE entered into a non-exclusive license agreement with G-III Apparel Group Ltd. (“GIII”). Morris Goldfarb, a Lakes director, is Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from WPTE in connection with G-III’s production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to WPTE.

4.	NOTE PAYABLE TO PARENT

Note payable to parent of $3.4 million at December 28, 2003 represented a working capital loan from Lakes based on an agreement dated on March 4, 2002. During 2004, we paid $3.2 million of our loan from Lakes Poker Tour through working capital, and we used $0.2 million of the proceeds from the offering to repay the balance of the loan. The loan agreement provided for funding of up to $4.0 million at 6.2%. The working capital loan was not utilized in 2005 and expired on March 4, 2005.

5.	INCOME TAXES

Prior to the Company’s conversion from World Poker Tour, LLC to a C-Corporation in July 2004, the Company was not a tax-paying entity for federal and state income tax purposes. Upon conversion, the Company became liable for federal and state taxes on taxable income earned subsequent to the conversion. The Company experienced financial losses for the time period subsequent to the conversion. However, due to differences between taxable income and pretax financial income, primarily driven by non-cash compensation expense for consultant stock options that were not deductible for tax purposes in 2004, the Company had taxable income. The provision for income taxes in 2004 consisted of the following:

2004
Current
Federal	132,000
State	41,000

$173,000
Deferred	(132,000)

$41,000

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on earnings/losses before income taxes for 2004 are summarized as follows:

2004
Statutory federal tax rate	34.0%
State income taxes, net of federal benefit	(0.2)
Tax exempt income	(2.9)
Partnership deferred tax benefits	(78.9)
Valuation allowance	52.9
Other, net	0.3

5.2%

The Company’s deferred income tax liabilities and assets are as follows:

2004
Current deferred tax asset:
Stock option expense	$541,000
Accruals, reserves and other	113,000
Prepaids	(157,000)
Net unrealized losses on investments	4,000
Valuation allowance	(365,000)

Net current deferred tax asset	$136,000

Non-Current deferred tax asset:
Depreciation/amortization	$55,000
Valuation allowance	(55,000)

Net current deferred tax asset	$0

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The Company has recorded deferred tax assets that primarily relate to consultant stock option expense. A valuation allowance of $420,000 was recorded for deferred tax assets other than those recoverable through the filing of a carryback claim as it is more likely than not that the remaining deferred tax assets will not be recovered.

6.	STOCK-BASED COMPENSATION

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

Information with respect to the stock option plans is summarized as follows:

		Number of Common Shares
	Options		Available	Weighted Avg.
	Outstanding	Exercisable	For Grant	Exercise Price
Balance at December 29, 2002	1,120,000	—	—	$0.0049
Granted	—		—	—
Exercised	—		—	—

Balance at December 28, 2003	1,120,000	280,000	—	$0.0049
Authorized	—		2,000,000
Granted	1,441,000		(1,441,000)	$8.18
Exercised	—		—	—

Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61

				Options Exercisable at
Options Outstanding at January 2, 2005				January 2, 2005
Range of		Weighted Avg.	Weighted Avg.		Weighted
Exercise	Number	Remaining	Exercise	Number	Avg.
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.0049	1,120,000	5.32	$0.0049	560,000	$0.0049
$(8.00-9.92)	1,412,000	9.60	$8.05	—	—
$14.51	29,000	9.91	$14.51	—	—

$(.0049-14.51)	2,561,000	7.73	$4.61	560,000	$0.0049

For stock options issued to employees, deferred stock compensation for the options is measured at the stocks’ fair value in excess of the exercise price on the date of grant and is being amortized over the vesting period of four years. In connection with these grants, the Company recorded deferred compensation of $2,500, as options granted under the 2002 plan had an exercise price less than the fair value of the underlying share on the date of grant. Deferred equity-based employee compensation cost of $625 in 2004, $625 in 2003 and $529 in 2002 is included in selling and administrative expenses in the statement of operations.

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

	2004	2003	2002

Risk-free interest rate	4.05%	—	4.49%
Expected life	5 years	—	5 years
Expected dividend yield	—	—	—
Weighted average fair value	$5.52	—	$0.63
Annualized Volatility	46.13%	—	—

For options issued to consultants, compensation expense is measured at the option’s fair value. Fair value is measured when the options vest in annual installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs. Compensation expense for options issued to consultants was $1.2 million in 2004, $350,000 in 2003 and $8,000 in 2002. All of these expenses are capitalized television costs and are included as costs of revenue upon delivery and acceptance of completed episodes.

The number of shares issued to the consultants and the value of such shares were based on negotiation between the Company’s management and its parent corporation, Lakes Entertainment, Inc. After determining that Lakes Entertainment would receive a 78% fully-diluted equity interest in the Company in exchange for an initial investment of $100,000, the remaining 22% equity interest was valued at $28,000, which management believes was appropriate since all of these instruments were issued at approximately the same time. This remaining 22% equity interest was issued in the form of restricted shares and unit options and was allocated to five key individuals (three employees and two consultants) involved in the Company’s formation and/or initial operations based on the individuals’ relative perceived value to the enterprise.

Information regarding the effect on net loss and net loss per share had the fair value expense recognition provisions of SFAS 123 been applied is included in Note 2.

Restricted Shares Issued

On March 4, 2002, the Company granted 2,400,000 shares to its president under a management agreement. The shares vest in four equal installments annually beginning February 25, 2003. If there is a change of control all non-vested shares vest immediately. In connection with this grant, the Company recorded deferred compensation of $19,200. The Company recognized compensation expense of $4,800 in 2004, $4,800 in 2003 and $4,100 in 2002 for shares earned based upon services provided under the management agreement.

7.	EMPLOYEE RETIREMENT PLAN

The Company has a section 401(k) employee savings plan for all full-time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more available funds. The Company has the ability, at management’s sole discretion, to match employee contributions. The Company made no matching contribution during 2004.

Until the conversion to a corporation in July 2004, the Company’s employee savings plan was sponsored by Lakes. Under the Lakes sponsored plan, participants were allowed to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility was based on years of service and minimum age requirements. Contributions were invested, at the direction of the employee, in one or more available funds. The Company matched employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed $33,000 during 2003. No WPT employees were eligible for 401(k) contributions in 2002. Contributions are vested over a period of five years.

8.	CONCENTRATIONS

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

TRV’s decision to exercise its options may be affected by, among other things, the Company’s ability to deliver episodes in a timely manner, as well as the quality of the Company’s programming and its continued acceptance by the viewing public. Since the Company’s revenue from the TRV has represented approximately 76% of the Company’s total historical revenue, a decision by TRV not to exercise its options for future seasons would have a material adverse effect on the Company’s financial condition, results of operations and cash flow, especially if this decision were made prior to the material growth of other Company revenue streams (for example, from the sale of branded merchandise). Even following the growth of other revenue streams, the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand.

9.	COMMITMENTS AND CONTINGENCIES

On March 28, 2003, the Company entered into a Settlement Agreement and Release with HSOR, LLC. Pursuant to the terms of this settlement agreement, the Company pays HSOR a fee upon the initial domestic television exhibition (by our domestic licensee, currently the Travel Channel) of each program the Company produces using cameras to show players’ “hole” or “down” cards. The Company is also obligated to pay an additional fee for the initial exhibition of each such program pursuant to a second license entered into subsequent to the term of the license granted to our initial domestic licensee (the Travel Channel), if any. The initial fee for each program ranges from $1,500 to $3,000, depending upon which network initially exhibits the program within the United States (i.e. $1,500 if the network initially exhibiting the program is a network other than ESPN or Fox Sports Network, and $3,000 if the network initially exhibiting the program is ESPN or Fox Sports Network), and the additional fee for each program ranges from $750 to $1,500, depending upon which network subsequently exhibits the program within the United States, if any, with a total cap on the amount of fees paid to HSOR in connection with each program of $3,750. There is no fee associated with subsequent exhibitions of the program during the term of either the first or the second license agreements. In other words, once the $1,500 fee is paid to HSOR in connection with the initial exhibition of each program on the Travel Channel, Travel Channel can exhibit the program as many times as Travel Channel elects in accordance with the terms of the license to Travel Channel without the Company having to pay any additional fees to HSOR. During the twelve months ended January 2, 2005, the Company made total payments to HSOR, LLC of $36,000.

The total amounts required to be paid under the settlement agreement for each year will depend on the number of episodes produced by the Company and exhibited domestically during that year. The term of the settlement agreement extends for the life of the HSOR patent, which expires in May 2014; provided that, the settlement agreement is terminable by the Company upon 30 days written notice.

On March 4, 2002, the Company entered into a written employment agreement with Steven Lipscomb pursuant to which he served as Chief Executive Officer. In connection with entering into the agreement, the Company issued 15,000 limited liability company membership units to Mr. Lipscomb that are subject to forfeiture restrictions which lapse in equal installments over four years, subject to acceleration in the event Mr. Lipscomb’s employment is terminated without “Cause” or there is a “Change of Control” (each as defined). Until the restrictions have lapsed with respect to any portion of Mr. Lipscomb’s membership units, the units will be immediately forfeited to the Company if Mr. Lipscomb’s employment is terminated for “Cause” (as defined) or a gaming authority determines that Mr. Lipscomb is unsuitable or unqualified to be associated with Lakes or a subsidiary of Lakes. Upon conversion into the corporation, these limited liability company membership units converted into 2,400,000 shares of common stock and the forfeiture restrictions lapsed on 1,200,000 shares. The forfeiture restrictions on the remaining 1,200,000 shares will lapse in 600,000 share installments on February 25, 2005 and February 25, 2006, respectively. See also Note 2 and Note 6.

The Company has an employment agreement with Steve Lipscomb under which it has agreed to pay an annualized base salary of $500,000 commencing as of December 29, 2003, and Mr. Lipscomb will be eligible to participate in an annual bonus pool of up to 10% of the Company’s net profits and an additional bonus equal to a percentage of the Company’s annual net profits above certain levels. The Company also granted Mr. Lipscomb options to purchase 600,000 shares of the Company’s common stock at $8.00 per share on August 9, 2004, which options will vest in equal installments over three years.

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

10.	Selected Quarterly Financial Information (Unaudited):

Year ended January 2, 2005 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4
Revenues	$4,139	$4,719	$2,974	$5,725
Gross Profit	1,668	2,074	1,032	2,540

Earnings (loss) from operations	833	876	(520)	(508)
Net Earnings (loss)	792	887	(468)	(459)
Earnings (loss) per share:
Basic	$0.06	$0.06	($0.03)	($0.02)
Diluted	$0.05	$0.06	($0.03)	($0.02)

Year ended December 28, 2003 (in thousands, except per share amounts):

Revenues	$550	$2,954	377	379
Gross Profit	(370)	1,784	97	62
Earnings (loss) from operations	(693)	1,361	(413)	(606)
Net Earnings (loss)	(730)	1,324	(442)	(645)
Earnings (loss) per share:
Basic	($0.06)	$0.10	($0.03)	($0.05)
Diluted	($0.06)	$0.08	($0.03)	($0.05)

The sum of quarterly earnings (loss) per common share above may not equal the annual amount as earnings (loss) per common share is independently calculated each quarter.

11.	Segment Information

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

Year ended January 2, 2005 (in thousands):

		Consumer	Corporate
	Studios	Products	Alliances	Corporate	Total
Revenues	$14,740	$2,234	$583	$—	$17,557
Cost of Revenues	10,139	105	—	—	10,244
Gross Profit	4,601	2,129	583	—	7,313
Total Assets	1,845	1,187	85	33,996	37,113
Depreciation	39	—	—	131	170

Year ended December 28, 2003 (in thousands):
Revenues	$4,134	126	$—	$—	$4,260
Cost of Revenues	2,647	40	—	—	2,687
Gross Profit	1,487	86	—	—	1,573
Total Assets	2,317	22	—	207	2,546
Depreciation	—	—	—	107	107

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies of material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

     Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions

     Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accounting Fees and Services

     Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

3.1 Certificate of Incorporation of WPT Enterprises. Inc.(l)

3.2 Bylaws of WPT Enterprises, Inc.(2)

4.1 Form of Specimen Stock Certificate.(3)

10.1 Master Agreement, dated as of January 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, LLC. †(3)

10.2 Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, LLC. †(3)

10.3 Letter dated May 20, 2004 from the Travel Channel, LLC to World Poker Tour, LLC.(3)

10.4 Amended and Restated Loan Agreement, dated as of March 4, 2002, by and between World Poker Tour, LLC and Lakes Poker Tour, LLC.(3)

10.5 WPT Enterprises, Inc. 2004 Stock Incentive Plan. * (3)

10.6 Management and Contribution Agreement, dated as of March 4, 2002, by and between Steven Lipscomb and World Poker Tour, LLC. * (3)

10.7 Amendment to Management and Contribution Agreement dated as of March 22, 2004 by and between Steven Lipscomb and World Poker Tour, LLC. * (3)

10.8 Letter Agreement dated as of April 14, 2004 by and between World Poker Tour, LLC and Steven Lipscomb. * (3)

10.9 World Poker Tour, LLC 2002 Unit Option Plan * (3)

10.10 Letter Agreement dated as of June 25, 2004 by and between World Poker Tour, LLC and the Travel Channel LLC. †(3)

10.11 Form of Indemnification Agreement between WPT Enterprises, Inc. and directors and officers of the Company. (3)

10.12 Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Audrey Kania. * (3)

10.13 Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Robyn Moder. * (3)

10.14 Amendment Number 3, dated June 23, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, LLC and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) †(2)

10.15 Office Lease, dated as of September 24, 2004, by and between Wilshire Courtyard L.L.C. and WPT Enterprises, Inc. (3)

10.16 Amendment Number 5, dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) †(4)

10.17 Amendment Number 6, dated as of October 13, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC)†

23.1 Consent of Independent Registered Public Accounting Firm.

31.1 Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.5 to the Form S-1 registration statement of the registrant (File No. 333-114479).
(2)	Incorporated by reference to Exhibit 3.6 to the Form S-l registration statement of the registrant (File No. 333-114479).
(3)	Incorporated by reference to the corresponding exhibit to the Form S-l registration statement of the registrant (File No. 333-114479).
(2)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 4, 2004.
(3)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004.
(4)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004.
*	Compensation plan or agreement.
†	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPT ENTERPRISES, INC. (“Registrant”)
Dated: March 18, 2005	By	/s/ Lyle Berman
Lyle Berman
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 18, 2005 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ Lyle Berman	Chairman of the Board and Chief Executive Officer,
Lyle Berman	(principal executive officer)

/s/ W. Todd Steele	Chief Financial Officer (principal accounting
W. Todd Steele	officer)

/s/ Steven Lipscomb	Founder, President and Director
Steven Lipscomb

/s/ Timothy J. Cope	Director
Timothy J. Cope

/s/ Ray Moberg	Director
Ray Moberg

/s/ Bradley Berman	Director
Bradley Berman

/s/ Glenn Padnick	Director
Glenn Padnick

/s/ Joseph Carson, Jr.	Director
Joseph Carson, Jr.

/s/ Mimi Rogers	Director
Mimi Rogers

/s/ Michael Beindorff	Director
Michael Beindorff