Form 10-Q
period 2005-04-03
WPT ENTERPRISES INC
filed 2005-05-13
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-24993

WPT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-06390000

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Wilshire Boulevard Suite 350 Los Angeles, California	90036

(Address of principal executive offices)	(Zip Code)

(323) 330-9900
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

As of May 1, 2005, there were 20,120,000 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

WPT ENTERPRISES, INC.

Condensed Balance Sheets
April 3, 2005 and January 2, 2005
(unaudited)

	April 3,	January 2,
	2005	2005
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$12,163	$4,525
Short-term investments	19,447	27,755
Accounts receivable, net	1,204	1,950
Deferred tax assets	166	136
Inventory	55	52
Television costs	1,428	917
Other current assets	688	624

Total Current Assets	35,151	35,959

Property and Equipment-Net	1,096	703
Cash and cash equivalents-restricted	246	244
Investment	207	207
Other long-term assets	167	—

Total Assets	$36,867	$37,113

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$77	$17
Due to parent	5	16
Deferred revenue	3,601	3,280
Accrued payroll and related	259	292
Accrued expenses	1,952	1,321

Total Current Liabilities	5,894	4,926

Total Liabilities	5,894	4,926

Common Shares Subject to Repurchase	629	618

Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, par value of $0.001 Authorized 20,000 shares; 0 issued and outstanding	—	—
Common Stock, $0.001 par value authorized 100,000 shares; 20,120 and 19,480 issued and outstanding, respectively	20	19
Additional paid-in-capital	33,184	32,767
Accumulated deficit	(2,807)	(1,205)
Accumulated other comprehensive loss	(48)	(6)
Deferred compensation	(5)	(6)

Total Shareholders’ Equity	30,344	31,569

Total Liabilities and Shareholders’ Equity	$36,867	$37,113

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Statements of Earnings (Loss)
Three months ended April 3, 2005 and April 4, 2004
(unaudited)

	2005	2004
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$1,963	$3,540
International television	419	103
Product licensing	1,079	—

Total License Fees	3,461	3,643

Casino host fees	250	250
Sponsorship	293	128
Merchandise	68	119
Home Entertainment	31	—

Total Revenues	4,103	4,140

Cost of Revenues	3,188	2,472

Gross Profit	915	1,668
Expenses:
Selling and administrative	2,753	801
Depreciation	20	34

Total Expenses	2,773	835

Earnings (Loss) From Operations	(1,858)	833

Other Income (Expense):
Interest income	256	—
Interest expense	—	(41)

Net Earnings (Loss)	($1,602)	$792

Net Earnings (Loss) Per Common Share — Basic	($0.08)	$0.06

Net Earnings (Loss) Per Common Share — Diluted	($0.08)	$0.05

Weighted Average Common Shares Outstanding — Basic	19,058	13,653

Dilutive Effect of Restricted Stock	—	1,598
Dilutive Effect of Stock Options	—	746

Weighted Average Common Shares Outstanding — Diluted	19,058	15,997

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Statement of Shareholders’ Equity
Three months ended April 3, 2005
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Loss	Total
	(In thousands)
BALANCES AT JANUARY 2, 2005	19,480	$ 19	$32,767	$ (1,205)	$ (6)	$ (6)	$31,569
Reduction of deferred compensation					1		1
Common stock issued	640	1	2				3
Stock-based compensation expense			425				425
Interest on common shares subject to repurchase			(10)				(10)
Other comprehensive loss						(42)	(42)
Net earnings (loss)				(1,602)			(1,602)

BALANCES AT APRIL 3, 2005	20,120	$ 20	$33,184	$ (2,807)	$ (5)	$ (48)	$30,344

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Statements of Comprehensive Earnings (Loss)
Three months ended April 3, 2005 and April 4, 2004
(unaudited)

	April 3,	April 4,
	2005	2004
	(In thousands)
Net earnings (loss)	($1,602)	$792

Other comprehensive earnings (loss), net of tax:
Unrealized losses on securities:
Unrealized holding losses during the period	(48)	(6)

Comprehensive earnings (loss)	($1,650)	$786

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Statements of Cash Flows
Three months ended April 3, 2005 and April 4, 2004
(unaudited)

	April 3,	April 4,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	($1,602)	$792
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	20	34
Production depreciation	55	—
Stock-based compensation expense	423	94
Changes in operating assets and liabilities:
Accounts receivable	746	68
Inventory	(3)	4
Television costs	(508)	145
Other assets	(231)	(293)
Accounts payable	60	(21)
Due to parent	(11)	(240)
Deferred revenue	321	1,646
Accrued expenses	598	384

Net Cash Provided by (Used in) Operating Activities	(132)	2,613

INVESTING ACTIVITIES:
Purchase of property and equipment	(467)	(76)
Decrease in short-term investments	8,236	—

Net Cash Used in Investing Activities	7,769	(76)

FINANCING ACTIVITIES:
(Decrease) Increase in cash provided by checks drawn in excess of bank balances	—	15
Increase in restricted cash	(2)	—
Stock option exercise	3	—
Proceeds from (repayments of) notes payable to parent	—	(2,552)

Net Cash Provided by Financing Activities	1	(2,537)

Net increase in cash and cash equivalents	7,638	—
Cash and cash equivalents — beginning of period	4,525	—

Cash and cash equivalents — end of period	$12,163	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash operating activities:
Capitalized television costs related to stock options issued to consultants	($3)	($7)
Cash paid during the period for interest	—	(214)
Cash paid during the period for income taxes	(17)	—

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.

Notes to Condensed Financial Statements
(Unaudited)

1. BUSINESS

WPT Enterprises, Inc. (“WPTE” or the “Company”) is a company engaged in the creation of branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE created the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the U.S. and more than 60 markets globally. WPTE’s immediate business plan involves continuing to build the World Poker Tour concept into a highly recognizable brand from which it generates revenues through television and product licensing fees, casino host fees, sponsorship fees, merchandise and home entertainment sales.

     Organization - World Poker Tour, LLC was formed in March 2002 as a majority-owned subsidiary of Lakes Entertainment, Inc. (Lakes or Parent) through Lakes Poker Tour, LLC (Lakes Poker Tour), Lakes’ wholly-owned subsidiary. On July 28, 2004, World Poker Tour, LLC converted into a Delaware corporation, WPT Enterprises, Inc.

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

     In March 2003, WPTE entered into an agreement with the Travel Channel, L.L.C. (TRV or Travel Channel), granting TRV the right to broadcast the first season of the World Poker Tour® (WPT) series. During July 2003, WPTE reached an agreement with TRV for a second season with TRV being granted options for five additional seasons. TRV exercised its option for Season Three in May 2004. Under the agreements, TRV has the exclusive right, license, and privilege to exhibit, market, distribute, transmit, perform and otherwise exploit each of the season’s two-hour programs produced by WPTE for an unlimited number of times over three and four year periods within the United States.

     The Travel Channel exercised its option for Season Four in March 2005, and the agreement grants the Travel Channel options for the following three seasons (Seasons Five through Seven) under which WPTE would receive fixed license fees for each episode the Company produces. For each season covered by an option exercised by the Travel Channel, the Travel Channel will have exclusive rights to exhibit the programs in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years.

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

     Investments — The Company has an equity investment in PokerTek, Inc., a company that developed “PokerPro”, an automated poker system. As WPT has less than 20% ownership interest in PokerTek and does not have the ability to exercise significant influence over PokerTek, this investment is accounted for under the cost method and would be adjusted only for other-than-temporary declines in fair value. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the cost or equity method of accounting is appropriate. At April 3, 2005, the carrying value of this investment is approximately $207,000.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

     Revenue Recognition — Domestic Television: Revenue from the distribution of the domestic television series to the Travel Channel is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films:

•	Persuasive evidence of an arrangement exists;

•	The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The license period has begun and the customer can begin its exploitation, exhibition or sale;

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectibility is reasonably assured.

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

     Product Licensing Fees: Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

     Casino Host Fees: Casino host fee revenues paid by host casinos are recognized as episodes are aired.

     Sponsorship Fees: Sponsorship revenues are recognized as episodes are aired.

     Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on hand and in banks and money market funds. All of the Company’s cash and cash equivalents are considered available-for-sale.

     Cash and Cash Equivalents — Restricted cash of approximately $246,000 at April 3, 2005 represents collateral for a letter of credit to guarantee new office space.

     Short-Term Investments — The Company follows the provisions of Statement on Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and has classified all of its investments as available for sale, whereby investments are reported at fair value, with unrealized gains and losses reported as accumulated other comprehensive earnings (loss), net of income taxes, in the accompanying statement of shareholders’ equity. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method. Short-term investments all have original maturities beyond three months and consist of the following:

As of April 3, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and Agency Securities	$7,161	$—	$(68)	$7,093
Certificates of Deposit	155	—	(1)	154
Short-term Municipal Bonds	11,200	—	—	11,200
Corporate Preferred Securities	1,000	—	—	1,000

TOTAL	$19,516	$—	$(69)	$19,447

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

As of January 2, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and Agency Securities	$13,161	$13	$(23)	$13,151
Certificates of Deposit	155	—	(1)	154
Short-term Municipal Bonds	13,450	—	—	13,450
Corporate Preferred Securities	1,000	—	—	1,000

TOTAL	$27,766	$13	$(24)	$27,755

     Inventory — Inventory consists of merchandise to be sold on a direct sales basis online. Substantially the entire inventory is comprised of finished goods. Inventory is stated at the lower of cost or market and determined on a specific identification basis.

     Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Furniture and equipment	2-3 years
Software	3 years

     Property and equipment consist of the following:

	April 3,	January 2,
	2005	2005
Furniture and equipment	776,000	763,000
Software	200,000	196,000
Construction in progress	522,000	71,000

	1,498,000	1,030,000
Less: Accumulated depreciation	(402,000)	(327,000)

Property and equipment, net	$1,096,000	$703,000

     Television Costs — The Company accounts for its television costs pursuant to SOP No. 00-2. Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities, depreciation, consultant stock option expense and insurance related to production. Production overhead office facilities costs are determined based on percentage of space used and are allocated to television costs based on number of episodes. Production overhead insurance costs are allocated to television costs based on number of episodes. The Company has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode.

     Capitalized television costs at April 3, 2005 and January 2, 2005 consist of the following:

	April 3,	January 2,
	2005	2005
Television Costs
In-production	$1,425,000	$911,000
Development and pre-production	3,000	6,000

Total television costs	$1,428,000	$917,000

     Overhead costs of $265,000 were included in total capitalized television costs of $1.4 million at April, 2005 and $189,000 were included in total capitalized television costs of $917,000 at January 2, 2005. Based upon management’s estimates as of April 3, 2005, approximately 100% of capitalized television costs are expected to be recognized during fiscal 2005.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

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

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. A valuation allowance was recorded for deferred tax assets other than those recoverable through the filing of a carryback claim as management is unable to determine if it is more likely than not that the remaining deferred tax assets will be recovered due to the Company’s limited operating history.

     Deferred Revenue — Licensing advances and guaranteed payments collected, but not yet earned by the Company, as well as host fee and sponsorship receipts, collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets. Deferred revenue is derived from three primary sources: Domestic Television, Product Licensing and Casino Host Fees. Deferred revenue represents advanced payments received from TRV and product licensees, and deposits paid by casinos in order to secure a poker tournament date with the World Poker Tour as a host site. Deferred revenue was approximately $3.6 million and $3.3 million at April 3, 2005 and January 2, 2005, respectively.

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

     Warrants Issued — In connection with its initial public offering on August 9, 2004, the Company issued to its lead underwriter, Feltl & Company, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant is not exercisable during the first year after the date of the offering and as of April 3, 2005 the warrant remained outstanding.

     Earnings (Loss) Per Share — Basic earnings (loss) per common share is calculated by dividing net income (net loss) by the weighted average number of common shares outstanding during the year. Shares for stock options granted to employees and consultants of the Company are included in the computation after the options have vested because the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options. Diluted earnings (loss) per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. The effects of stock options, restricted stock and warrants have not been included in diluted loss per share for the three months ended April 3, 2005 as the effect would have been anti-dilutive.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

     Stock-Based Compensation — The Company accounts for equity-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation expense for stock option grants issued to employees is recorded to the extent the fair market value of the stock on the date of grant exceeds the option price. Compensation expense for restricted stock grants is measured based on the fair market value of the stock on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.

The Company must also disclose the effect on net income (net loss) and earnings per share if the Company had applied the fair value recognition provisions under the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock –Based Compensation, to equity-based employee compensation. The fair value of each award under the option plans is estimated on the date of grant using the Black-Scholes option-pricing model.

The following table illustrates the effect on net income (net loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to equity-based compensation.

	Three Months Ended
	April 3, 2005	April 4, 2004
Net earnings (loss) as reported	$(1,602,000)	$792,000
Add: Equity-based compensation expense included in reported net earnings	423,000	94,000
Deduct: Total equity-based compensation expense determined under the fair value method	(992,000)	(94,000)
Net earnings (loss) as pro forma under SFAS No. 123	$(2,171,000)	$792,000
Net (loss) earnings per common share – basic – as reported	$(0.08)	$(0.06)
Net (loss) earnings per common share – diluted – as reported	$(0.08)	$(0.05)
Net earnings (loss) per common share – basic – pro forma	$(0.11)	$(0.06)
Net earnings (loss) per common share – diluted – pro forma	$(0.11)	$(0.05)

The Company accounts for equity-based consultant compensation according to the recognition and measurement principles of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for unit option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided. Fair value is measured when the options vest in annual installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs. Compensation expense for options issued to consultants was $422,000 during the first three months of 2005. All of these expenses are capitalized television costs and are included as costs of revenue upon delivery and acceptance of completed episodes.

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

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

     Recent Accounting Pronouncements — In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Statements of Cash Flows. FAS No. 123(R) will be effective for the first quarter of 2006. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows. We have included information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original FAS No. 123 within the “Stock-Based Compensation” heading in this note. FAS No. 123(R) will not alter the accounting for equity-based consultant compensation under EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

3. RELATED PARTY TRANSACTIONS

     On May 17, 2004, the Company entered into a license agreement with Lakes. Under this agreement, Lakes obtained a license to utilize the World Poker Tour name and logo in connection with a casino table game that Lakes had developed using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the agreement, the Company will be entitled to receive a specified minimum annual royalty payment or 10% of the gross revenue received by Lakes from its sale or lease of the game, whichever is greater. In addition to Lakes’ ownership, through Lakes Poker Tour, LLC, of a majority of the Company’s common stock, Lyle Berman, Executive Chairman, and Brad Berman, Mr. Berman’s son and a director of the Company, own 28% and 44%, respectively, of the outstanding equity interests in Sklansky Games.

     The Company has a 15% ownership interest in PokerTek, a start-up manufacturer and distributor of electronic poker tables. This interest was obtained by loaning PokerTek approximately $185,000 at an annual interest rate equal to the lowest applicable federal rate. Lyle Berman along with his son Bradley Berman, who is an employee of Lakes and sits on the Company’s Board of Directors, made personal investments in PokerTek and as of April 3, 2005, hold a combined ownership of approximately 3% of PokerTek. Lyle Berman agreed to serve as Chairman of the Board of PokerTek and received 200,000 stock options in that company.

     Effective as of February 24, 2004, the Company entered into a non-exclusive license agreement with G-III Apparel Group Ltd. Morris Goldfarb, a Lakes director, is Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from the Company in connection with G-III’s production of certain types of apparel for distribution in authorized channels within the U.S., its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to the Company.

4. CONCENTRATIONS

     The Company has entered into agreements with the Travel Channel pursuant to which it granted the Travel Channel an exclusive license to broadcast and telecast its programs on television in the United States during Seasons One and Two of the World Poker Tour television series and options to acquire similar licenses for the episodes comprising each of the Seasons Three through Seven, which will not be completed until 2009. On March 17, 2005, TRV exercised its option with respect to Season Four.

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

     TRV’s decision to exercise its options may be affected by, among other things, the Company’s ability to deliver episodes in a timely manner, as well as the quality of the Company’s programming and its continued acceptance by the viewing public. Since the Company’s revenue from the TRV has represented approximately 72% of the Company’s total historical revenue, a decision by TRV not to exercise its options for future seasons would have a material adverse effect on the Company’s financial condition, results of operations and cash flow, especially if this decision were made prior to the material growth of other Company revenue streams (for example, from the sale of branded merchandise). Even following the growth of other revenue

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

streams, the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand.

5. COMMITMENTS AND CONTINGENCIES

     On March 28, 2003, the Company entered into a Settlement Agreement and Release with HSOR, LLC. Pursuant to the terms of this settlement agreement, the Company pays HSOR a fee upon the initial domestic television exhibition (by our domestic licensee, currently the Travel Channel) of each program the Company produces using cameras to show players’ “hole” or “down” cards. The Company is also obligated to pay an additional fee for the initial exhibition of each such program pursuant to a second license entered into subsequent to the term of the license granted to our initial domestic licensee (the Travel Channel), if any. The initial fee for each program ranges from $1,500 to $3,000, depending upon which network initially exhibits the program within the United States (i.e. $1,500 if the network initially exhibiting the program is a network other than ESPN or Fox Sports Network, and $3,000 if the network initially exhibiting the program is ESPN or Fox Sports Network), and the additional fee for each program ranges from $750 to $1,500, depending upon which network subsequently exhibits the program within the United States, if any, with a total cap on the amount of fees paid to HSOR in connection with each program of $3,750. There is no fee associated with subsequent exhibitions of the program during the term of either the first or the second license agreements. In other words, once the $1,500 fee is paid to HSOR in connection with the initial exhibition of each program on the Travel Channel, Travel Channel can exhibit the program as many times as Travel Channel elects in accordance with the terms of the license to Travel Channel without the Company having to pay any additional fees to HSOR. During the three months ended April 3, 2005, the Company made total payments to HSOR, LLC of $9,000.

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

6. SEGMENT INFORMATION

     The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.

Three months ended April 3, 2005 (in thousands):

		Consumer	Corporate
	Studios	Products	Alliances	Corporate	Total
Revenues	$2,663	$1,147	$293	$—	$4,103
Cost of Revenues	3,154	34	—	—	3,188
Gross Profit	(491)	1,113	293	—	915
Total Assets	2,242	904	12	33,709	36,867
Depreciation	55	—	—	20	75

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)

Three months ended April 4, 2004 (in thousands):

		Consumer	Corporate
	Studios	Products	Alliances	Corporate	Total
Revenues	$3,893	$119	$128	$—	$4,140
Cost of Revenues	2,448	24	—	—	2,472
Gross Profit	1,445	95	128	—	1,668
Total Assets	1,965	24	128	554	2,671
Depreciation	—	—	—	34	34

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a company engaged in the creation of branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. We created the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the U.S. and more than 60 markets globally. Our immediate business plan involves continuing to build our World Poker Tour concept into a highly recognizable brand from which we currently generate revenues through television and product licensing fees, casino host fees, sponsorship fees, merchandise and home entertainment sales. We are pursuing this plan through three operating business units, described in greater detail below:

•	WPT Studios, a multi-media entertainment division.

•	WPT Consumer Products, a branded consumer products division.

•	WPT Corporate Alliances, a sponsorship and event management division.

     Our principal source of revenues has been and continues to be the license fees we receive under our agreement with the Travel Channel covering the episodes of the World Poker Tour television series. We have also recognized revenues from our WPT Consumer Products and WPT Corporate Alliances business units.

     WPT Studios generates revenue through the domestic and international licensing of broadcast and telecast rights and casino host fees from casinos and cardrooms that host the televised World Poker Tour events. Season One of the World Poker Tour consisted of 15 total episodes that were exhibited on the Travel Channel beginning in the spring of 2003. Season Two consisted of 25 total episodes (13 regular tour stops and 12 specials). We completed production of the episodes comprising our Season Two programming during June 2004. We recognized an aggregate of $9.9 million in revenues from Season Two episodes from the fourth quarter of 2003 through the third quarter of fiscal 2004. Our production of Season Three began in the third quarter, and we began to deliver episodes in the fourth quarter of fiscal 2004. The completion of production and the final delivery of Season Three episodes are currently scheduled to occur in the second quarter of fiscal 2005. Since our inception, the WPT Studios division has been responsible for approximately 83% of our company’s total revenue, and fees from the licensing of the World Poker Tour episodes to the Travel Channel for distribution in the U.S. have been responsible for approximately 72% of our company’s total revenue.

     Under our agreement with the Travel Channel, we receive fixed license fees for each episode we produce. The license fees for each episode are payable at various times during the pre-production, production and post-production process and are recognized upon the Travel Channel’s receipt and acceptance of the completed episode. Television production costs are generally capitalized and charged to the cost of revenues as revenues are recognized.

     Our future revenue growth from the U.S. broadcasts of the series will be limited by our agreement with the Travel Channel. The Travel Channel exercised its option for Season Four in March 2005, and the agreement grants the Travel Channel options for the following three seasons (Seasons Five through Seven) under which we would receive fixed license fees for each episode we produce. For each season covered by an option exercised by the Travel Channel, the Travel Channel will have exclusive rights to exhibit the programs in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years.

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

     We also generate revenue from annual host fees payable by the member casinos that host World Poker Tour events (our

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

member casinos). We currently have written agreements with 12 member casinos and an unwritten arrangement with one member casino. Additionally, we generate home entertainment revenues from the distribution of DVD collections of the World Poker Tour’s Season One and Season Two.

     In October 2004, we announced the formation of the Professional Poker TourTM (PPT). The PPT is an invitation only tournament restricted to poker’s professional elite, including champions from the WPT and other major poker competitions. The PPT currently includes five major stops: Foxwoods, Bellagio, Goldstrike Casino, Commerce Casino and Mirage. We will produce these five events, which may result in multiple episodes, and contribute to the event fees in 2005. We intend to license the series for network broadcast or cable telecast and currently are in-process of negotiating a licensing agreement.

     WPT Consumer Products derives revenues from the WPT Consumer Products business unit principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced merchandise featuring our World Poker Tour brand. The Travel Channel has the right to receive a percentage of our adjusted gross revenues above certain levels from our product licensing and merchandising activities.

     We have signed or are in the process of negotiating licensing agreements with various licensees for a variety of consumer products in the U.S. and abroad. In addition, we have entered into a license agreement with Lakes pursuant to which we are licensing the World Poker Tour name and logo to Lakes in connection with casino table games that Lakes intends to distribute using certain intellectual property rights of Sklansky Games, LLC, an affiliate of Lakes. We have entered into an agreement with IGT, a slot machine manufacturer, to license the World Poker Tour brand in connection with the development of electronic, casino-based, poker-related gaming machines. We have entered into an agreement with video game publisher Take-Two Interactive Software to produce poker games for console, handheld and PC formats.

     WPT Corporate Alliances generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch’s Michelob AmberBock is currently the official beer of Season Three of the World Poker Tour on the Travel Channel.

Three Months Ended April 3, 2005 Compared to the Three Months Ended April 4, 2004

Revenues

Total revenues were $4.1 million for the three months ended April 3, 2005 and April 4, 2004. Domestic television license revenues were $2.0 million in the first quarter of 2005 compared to $3.5 million in the first quarter of 2004. The higher domestic television license revenue reported in the first quarter of 2004 reflected the delivery of nine Season 2 episodes during the period compared to five episodes of Season 3 delivered during the first quarter of 2005. The remaining eight episodes in Season 3 are expected to be delivered in the second quarter of 2005. International television licensing revenues increased to $0.4 million for the three months ended April 3, 2005 from $0.1 million for the three months ended April 4, 2004. Revenues for the three months ended April 3, 2005 also included $1.1 million in product licensing revenues compared to no product licensing revenues for the three months ended April 4, 2004..

In March 2005, TRV exercised its option to broadcast Season Four, the second of a possible four additional seasons of WPT covered by the option. WPT Season Four episodes are currently in pre-production, and are scheduled to begin airing in March 2006. We receive fixed license payments from TRV subject to satisfaction of production milestones and other conditions. Domestic television license revenue is recognized upon delivery of completed episodes to TRV. We expect to begin to deliver completed Season Four episodes starting in the fourth quarter of 2005 and expect to begin to recognize revenues at that time.

Costs and Expenses
Our cost of revenues increased to $3.2 million in the first quarter of 2005 from $2.5 million in the first quarter of 2004. Cost of revenues in the first quarter of 2005 related primarily to the production of Season 3 episodes of the WPT and the production of the premiere season of the PPT. Approximately $1.4 million of cost of revenues in the first quarter of 2005 were related to PPT production costs. First quarter 2004 cost of revenues of $2.5 million was related primarily to the production of Season 2 episodes of the WPT. Additionally, cost of revenues in the first quarter of 2005 included approximately $0.4 million of non-cash compensation expenses related to consultant stock options compared to $0.1 million in the first quarter of 2004. Overall gross margins were 22.3% in the first quarter of 2005 compared to 40.3% in the first quarter of 2004. The lower gross margins in the first quarter of 2005 primarily reflect the impact of PPT production costs and non-cash compensation expenses related to

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

consultant stock options included in cost of revenues. Excluding the non-cash compensation expenses and PPT production costs expensed during the quarter, gross margin for the first quarter of 2005 would have been 67.3% compared to 42.6% for the corresponding period in 2004, with the higher margin due to increased revenues from product licensing, international licensing, and sponsorship. There were no PPT production costs recognized in the first quarter of 2004.

Selling and administrative expenses increased to $2.8 million for the three months ended April 3, 2005 from $0.8 million for the three months ended April 4, 2004. This increase is primarily due to additional headcount costs, product licensing commissions, and legal, audit and consulting fees incurred during the 2005 period associated with business development, increased product licensing revenues, and growth related to becoming an independent public company.

Other

Interest income was $0.3 million for the three months ended April 3, 2005 compared to $0 of interest income for the same period in the prior year. This difference is primarily due to the higher investment balances in the current year from the proceeds of the initial public offering.

Interest expense was $0 for the three months ended April 3, 2005 compared to $41,000 of interest expense for the same period in the prior year. This difference is primarily due to the payoff of the credit line with Lakes prior to the current year period.

Earnings (Loss) Per Common Share and Net Earnings (Loss)

For the three months ended January 3, 2005, basic and diluted loss per common share were $0.08 compared to basic earnings of $0.06 and diluted earnings of $0.05 per common share for the same period in the prior year. Net loss for the period ended April 3, 2005 was $1.6 million compared to net income of $0.8 million for the three months ended April 4, 2004.

Liquidity and Capital Resources

     At April 3, 2005, we had cash and short term investments aggregating $31.6 million. For the three months ended April 3, 2005, we incurred net losses of approximately $1.6 million and utilized $0.1 million of cash in operating activities.

     We intend to use existing funds for working capital and capital expenditures associated with the expansion of our media and other businesses and for general corporate purposes. We believe that our cash, cash equivalents and short-term investments, along with expected cash receipts, will be adequate to fund operating expenses for at least the next 12 months.

     The table below sets forth our known contractual obligations (in thousands) as of April 3, 2005:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease(1)	$2,959	$378	$949	$1,012	$620
Purchase obligations(2)	905	230	270	270	135
Employee obligations(3)	1,417	1,000	417	—	—

Total	$5,281	$1,608	$1,636	$1,282	$755

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

(1)	Operating lease includes rent payments on our corporate office space. Monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six year lease term. The amount set forth in the table above assumes monthly lease payments through May 2011.

(2)	Purchase obligations include the following: Contractual obligations related to the establishment of our Internet gaming site of $875,000 and a monthly retainer of $7,500 for investor relations services through July 2005.

(3)	Employee obligations include the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

Significant Accounting Policies

     The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, television costs, deferred revenue, income taxes and stock-based compensation.

     Revenue recognition: Domestic and international television license fee revenues are recognized as earned in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films. Revenue is recognized upon receipt and acceptance of episodes by the ultimate customer once the license period has begun. Currently, for international television license fees, we do not consider collectibility to be reasonably assured until the distributor has received payment. We present international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligator in the transaction with the ultimate customer.

     Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. We recognize minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

     Casino host fee revenues paid by member casinos are recognized as episodes are aired.

     Sponsorship revenues are recognized as episodes are aired.

     Home entertainment sales revenues are recognized as the products are sold.

     Deferred revenue: Licensing advances and guaranteed payments collected, but not yet earned, by us, as well as casino host fee and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets.

     Television costs: Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 100% of capitalized television costs at January 2, 2005 are expected to be expensed by the end of fiscal 2005. Television costs related to the new PPT series will continue to be expensed as incurred until a licensing agreement has been executed or the Company has a firm commitment of revenue for the series.

     Income taxes: Prior to our conversion from World Poker Tour, LLC to a C-Corporation on July 28, 2004, we were not a tax-paying entity for federal and state income tax purposes. The member’s allocable share of our taxable income (loss) was taxed on the member’s income tax returns. Therefore, no provision or liability for federal or state income taxes had been included in the financial statements. Upon conversion, we became liable for federal and state taxes on taxable income earned subsequent to the conversion.

     We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s consolidated

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. A valuation allowance was recorded for deferred tax assets other than those recoverable through the filing of a carryback claim as it is more likely than not that the remaining deferred tax assets will not be recovered.

     Stock-based compensation: We account for equity-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Compensation expense for stock option grants issued to employees is recorded to the extent the fair market value of the stock on the date of grant exceeds the option price. Compensation expense for restricted stock grants is measured based on the fair market value of the stock on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.

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

     Warrants Issued: In connection with our initial public offering on August 9, 2004, we issued to our lead underwriter, Feltl & Company, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant is not exercisable during the first year after the date of the offering and as of April 3, 2005 the warrant remained outstanding.

     Recently issued accounting pronouncements: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Statements of Cash Flows. FAS No. 123(R) will be effective for the first quarter of 2006. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows. We have included information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original FAS No. 123 in Note 2 to our financial statements included elsewhere in this filing. FAS No. 123(R) will not alter the accounting for equity-based consultant compensation under EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Forward looking information involves important risks and uncertainties that could significantly affect the Company’s anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement. The Company’s forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on the Company’s business of gaming, tax and other regulation and of competition. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, these factors include, among others, the following risk factors:

•	We remain heavily reliant upon our agreements with TRV as a source of revenue and any termination or impairment of these agreements would materially and adversely affect the results of our operations;

•	The termination or impairment of our relationships with key licensing and strategic partners could harm our business performance;

•	Our television programming may fail to maintain a sufficient audience for a variety of reasons, many of which are beyond our control;

•	Our ability to create and license our television programming profitably may be negatively affected by adverse trends that apply to the television production business generally;

•	Our competitors (many of whom have greater financial resources or marketplace presence) may develop television programming that would directly compete with our television programming;

•	A decline in general economic conditions or the popularity of our brand of televised poker tournaments may negatively impact our business;

•	We may be unable to protect our entertainment concepts, our current and future brands and our other intellectual property rights;

•	We may be unable to successfully expand into foreign markets or into new or complementary businesses;

•	The regulatory environment for online gaming is currently uncertain, and despite out efforts to comply with applicable laws, we may be unable to pursue this business fully or our activities may be claimed or found to be in violation of applicable United States or foreign regulations; and

•	The loss of our President and Chief Executive Officer or another member of our senior management team may negatively impact the success of our business.

Investors are cautioned that all forward-looking statements involve risks and uncertainties.

WPT ENTERPRISES, INC.
Quantitative and Qualitative Disclosures about Market Risk; Controls and Procedures

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, U.S. Treasury and Agency securities and short term municipal bonds. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 3, 2005, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

WPT ENTERPRISES, INC.

Part II
Other Information

ITEM 1. LEGAL PROCEEDINGS

     On March 28, 2003, we entered into a Settlement Agreement and Release with HSOR, LLC. The agreement resulted from HSOR’s claim that we were infringing upon an HSOR patent by using small television cameras to reveal players’ “hole” cards or “down” cards to a television audience in connection with the televised exhibition of poker tournaments. Pursuant to the terms of the agreement, we pay HSOR a fee upon the initial domestic television exhibition (by our domestic licensee, currently the Travel Channel) of each program we produce using cameras to show players’ “hole” or “down” cards. We are also obligated to pay an additional fee for the initial exhibition of each such program pursuant to a second license entered into subsequent to the term of the license granted to our initial domestic licensee (the Travel Channel), if any. The initial fee for each program ranges from $1,500 to $3,000, depending upon which network initially exhibits the program within the U.S. ($1,500 if the network initially exhibiting the program is a network other than ESPN or Fox Sports Network, and $3,000 if the network initially exhibiting the program is ESPN or Fox Sports Network), and the additional fee for each program ranges from $750 to $1,500, depending upon which network subsequently exhibits the program within the U.S., if any, with a total cap on the amount of fees paid to HSOR in connection with each program of $3,750. There is no fee associated with subsequent exhibitions of the program during the term of either the first or the second license agreement. In other words, once the $1,500 fee is paid to HSOR in connection with the initial exhibition of each program on the Travel Channel, Travel Channel can exhibit the program as many times as it elects in accordance with the terms of the license to Travel Channel without us having to pay any additional fees to HSOR. The term of the settlement agreement extends for the life of the HSOR patent, which expires in May 2014; however, the settlement agreement is terminable by us upon 30 days written notice.

     On May 21, 2004, we filed a lawsuit against Reece Powers II, Janice Powers, R&J Partnership, Ltd. d/b/a Reece’s Las Vegas Supplies, Virgil Dale Rockwell and Does 1 through 50 in the U.S. District Court — Southern District of Ohio asserting that the defendants infringed upon our trademark rights in the marks WORLD POKER TOUR and WPT (and related logos) when they organized an unaffiliated poker tournament and advertised the tournament as a WPT satellite event. We obtained a stipulated permanent injunction against the defendants’ future use of our marks and are seeking to recover damages and legal costs associated with this matter.

     On August 25, 2004, we filed a lawsuit against TVi Media, LLC, Passport International Productions of California and Does 1-10 in the U.S. District Court, Central District of California, asserting that defendants’ use of certain video footage infringed upon our copyrighted materials and that defendants engaged in unfair competition through the unauthorized use of our copyrighted materials and trademarks, and seeking damages and injunctive relief. Expedited discovery was conducted. On September 7, 2004, the Court entered a stipulated preliminary injunction enjoining defendants and all those acting in concert with them from infringing our copyrighted materials and trademarks. On November 4, 2004, we amended the complaint to add additional defendants, including Dante Pugliese, Michelle Pugliese, International Poker Championship Series, Inc. (IPCS), Sam Riddle, and Sam Riddle & Associates, Inc. (SRA). Clerk’s defaults were entered against Dante Pugliese and IPCS who failed to respond timely to the amended complaint. These two defendants later moved to set aside the defaults. That motion is pending and has been taken under submission. Michelle Pugliese was voluntarily dismissed without prejudice. Sam Riddle’s and SRA’s time to respond was extended. On February 14, 2005, the Court held a scheduling conference and set a trial date of February 28, 2006. On March 24, 2005, the case was assigned to the Honorable Judge Rosalyn M. Chapman for a settlement conference scheduled for April 28, 2005. At that conference, the parties outlined the terms of a global settlement. Judge Chapman scheduled a second mandatory settlement conference for June 1, 2005 which, by order, will be removed from the calendar in the event all parties have executed the written settlement agreement by May 27, 2005.

     We are not currently a party to any other litigation, and are not aware of any threatened litigation, that would have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities. Not applicable.

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities. Not applicable.

WPT ENTERPRISES, INC.
Part II
Other Information (Continued)

ITEM 6. EXHIBITS

10.1	Brand License and Online Casino Operating Agreement dated January 19, 2005 by and between WPT Enterprises, Inc. and WagerWorks Alderney 3 Limited (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934)

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005	WPT ENTERPRISES, INC.

Registrant

/ s/ Steven Lipscomb

Steven Lipscomb
Chief Executive Officer

/s/ W. Todd Steele

W. Todd Steele
Chief Financial Officer