Form 10-Q
period 2005-07-03
WPT ENTERPRISES INC
filed 2005-08-22
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of August 1, 2005, there were 20,155,000 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.
INDEX

			Page of
			Form 10-Q
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Balance Sheets as of July 3, 2005 (unaudited) and January 2, 2005	3

		Condensed Statements of (Loss) Earnings for the three months ended July 3, 2005 and July 4, 2004 (unaudited)	4

		Condensed Statements of Comprehensive (Loss) Earnings for the three months ended July 3, 2005 and July 4, 2004 (unaudited)	5

		Condensed Statements of (Loss) Earnings for the six months ended July 3, 2005 and July 4, 2004 (unaudited)	6

		Condensed Statements of Comprehensive (Loss) Earnings for the six months ended July 3, 2005 and July 4, 2004 (unaudited)	7

		Condensed Statements of Stockholders’ Equity for the six months ended July 3, 2005 and July 4, 2004 (unaudited)	8

		Condensed Statements of Cash Flows for the six months ended July 3, 2005 and July 4, 2004 (unaudited)	9

		Notes to Condensed Financial Statements (unaudited)	10

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

	ITEM 4.	CONTROLS AND PROCEDURES	21

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	22

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

	ITEM 6.	EXHIBITS	23

	SIGNATURES		24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WPT ENTERPRISES, INC.
Condensed Balance Sheets
July 3, 2005 (unaudited) and January 2, 2005

	July 3, 2005	January 2, 2005
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,599	$4,525
Short-term investments	26,566	27,755
Accounts receivable, net of allowance	1,259	1,950
Deferred television costs	198	917
Deferred tax assets	162	136
Inventory	36	52
Other	458	624

	34,278	35,959

Property and equipment, net	1,276	703
Restricted cash	246	244
Investment	207	207
Other assets	270	—

	$36,277	$37,113

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$265	$17
Accrued payroll and related	256	292
Other accrued expenses	1,379	1,321
Due to parent	1	16
Deferred revenue	3,448	3,280

	5,349	4,926

Common stock subject to repurchase	639	618

Stockholders’ equity
Preferred stock, par value of $0.001 Authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value authorized 100,000 shares; 20,155 and 19,480 shares issued and outstanding	20	19
Additional paid-in capital	33,548	32,767
Deficit	(3,233)	(1,205)
Accumulated other comprehensive loss	(42)	(6)
Deferred compensation	(4)	(6)

	30,289	31,569

	$36,277	$37,113

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of (Loss) Earnings
Three months ended July 3, 2005 and July 4, 2004
(unaudited)

	2005	2004
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$3,586	$3,655
International television	641	62
Product licensing	1,114	53

	5,341	3,770

Event hosting and sponsorship fees	1,170	890
Other	89	59

	6,600	4,719

Cost of revenues	4,377	2,645

Gross profit	2,223	2,074

Expenses:
Selling and administrative	2,836	1,165
Depreciation	37	33

	2,873	1,198

Earnings (loss) from operations	(650)	876

Other income:
Interest	224	11

Net earnings (loss)	($426)	$887

Net earnings (loss) per common share — basic	($0.02)	$0.06

Net earnings (loss) per common share — diluted	($0.02)	$0.06

Weighted average common shares outstanding — basic	19,645	14,240

Dilutive effect of restricted stock	—	1,198
Dilutive effect of stock options	—	559

Weighted average common shares outstanding — diluted	19,645	15,997

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of Comprehensive (Loss) Earnings
Three months ended July 3, 2005 and July 4, 2004
(unaudited)

	2005	2004
	(In thousands)
Net earnings (loss)	($426)	$887

Other comprehensive earnings, net of tax:
Unrealized gains on securities:
Unrealized holding gains during the period	6	—

Comprehensive earnings (loss)	($420)	$887

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of (Loss) Earnings
Six months ended July 3, 2005 and July 4, 2004
(unaudited)

	2005	2004
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$5,549	$7,195
International television	1,060	165
Product licensing	2,193	53

	8,802	7,413

Event hosting and sponsorship fees	1,714	1,268
Other	187	177

	10,703	8,858

Cost of revenues	7,564	5,117

Gross profit	3,139	3,741

Expenses:
Selling and administrative	5,589	1,965
Depreciation	58	67

	5,647	2,032

Earnings (loss) from operations	(2,508)	1,709

Other income (expense):
Interest income	480	11
Interest expense	—	(41)

Net earnings (loss)	($2,028)	$1,679

Net earnings (loss) per common share — basic	($0.10)	$0.12

Net earnings (loss) per common share — diluted	($0.10)	$0.10

Weighted average common shares outstanding — basic	19,351	13,947

Dilutive effect of restricted stock	—	1,398
Dilutive effect of stock options	—	652

Weighted average common shares outstanding — diluted	19,351	15,997

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of Comprehensive (Loss) Earnings
Six months ended July 3, 2005 and July 4, 2004
(unaudited)

	2005	2004
	(In thousands)
Net earnings (loss)	($2,028)	$1,679

Other comprehensive loss, net of tax:
Unrealized losses on securities:
Unrealized holding losses during the period	(36)	—

Comprehensive earnings (loss)	($2,064)	$1,679

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of Stockholders’ Equity
Six months ended July 3, 2005 and July 4, 2004
(unaudited)

								Accumulated
					Additional			Other
	Class A Units		Common Stock		Paid-in		Deferred	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Compensation	Loss	Total
	(In thousands)
2005
BALANCES AT JANUARY 3, 2005	—	$—	19,480	$19	$32,767	$(1,205)	$(6)	$(6)	$31,569
Reduction of deferred compensation							2		2
Common stock issued			675	1	2				3
Stock-based compensation awards					800				800
Interest on common stock subject to repurchase					(21)				(21)
Other comprehensive loss								(36)	(36)
Net earnings (loss)						($2,028)			(2,028)

BALANCES AT JULY 3, 2005	—	$—	20,155	$20	$33,548	$(3,233)	$(4)	$(42)	$30,289

2004
BALANCES AT DECEMBER 29, 2003	93	$119	—	$—	$361	$(2,637)	$(12)	$—	$(2,169)
Reduction of deferred compensation							3		3
Stock-based compensation awards					200				200
Net earnings (loss)						1,679			1,679

BALANCES AT JULY 4, 2004	93	$119	—	$—	$561	$(958)	$(9)	$—	$(287)

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of Cash Flows
Six months ended July 3, 2005 and July 4, 2004
(unaudited)

	July 3, 2005	July 4, 2004
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	($2,028)	$1,679
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	58	67
Production depreciation	126	—
Stock-based compensation awards	1,010	270
Bad debts	47	—
Changes in operating assets and liabilities:
Accounts receivable	644	85
Inventory	16	7
Deferred television costs	511	1,001
Other assets	(104)	(859)
Accounts payable	248	(42)
Due to parent	(15)	(240)
Deferred revenue	168	1,052
Accrued expenses	22	510

Net cash provided by operating activities	703	3,530

INVESTING ACTIVITIES:
Purchase of property and equipment	(757)	(162)
Investment in unconsolidated affiliate	—	(201)
Decrease in short-term investments	1,127	—

Net cash provided by (used in) investing activities	370	(363)

FINANCING ACTIVITIES:
Increase in bank overdraft	—	86
Increase in restricted cash	(2)	—
Proceeds from stock option exercise	3	—
Repayments of notes payable to parent	—	(3,253)

Net cash provided by (used in) financing activities	1	(3,167)

Net increase in cash and cash equivalents	1,074	—
Cash and cash equivalents — beginning of period	4,525	—

Cash and cash equivalents — end of period	$5,599	$0

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
     These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. For further information, please refer to the annual audited financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-K for the year ended January 2, 2005, previously filed with the SEC, from which the information as of that date, is derived.
     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.
     Certain amounts, as previously reported, have been reclassified to conform to the current period presentation.
2. DEFERRED TELEVISION COSTS
     The Company accounts for its deferred television costs pursuant to SOP No. 00-2, Accounting by Producers or Distributors of Films. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities, depreciation, consultant stock option expense and insurance related to production. Production overhead office facilities costs are determined based on percentage of headcount and are allocated to deferred television costs based on number of episodes. Production overhead insurance costs are allocated to deferred television costs based on number of episodes. The Company has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode of the WPT television series are expensed as revenues are recognized upon delivery and acceptance of the completed episode.
     Approximately $3.0 million of cost of revenues in the first six months of 2005 related to the production of a new television series concept of the Company, the Professional Poker TourTM (PPT). PPT production costs were expensed in this period rather than being capitalized as it is the Company’s policy to expense production costs in the event that a licensing agreement has not been executed or the Company does not have a firm commitment of revenue for the series.
     Deferred television costs at July 3, and January 2, 2005, consist of the following:

	July 3,	January 2,
	2005	2005
	(In thousands)
In-production	$179	$911
Development and pre-production	19	6

	$198	$917

     Overhead costs of $1,000 were included in total deferred television costs at July 3, 2005, and $189,000 were included in total deferred television costs at January 2, 2005. Based upon management’s estimates as of July 3, 2005, approximately 92% of deferred television costs are expected to be expensed during the remainder of fiscal 2005.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)
3. EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per common share is calculated by dividing net income (net loss) by the weighted average number of common shares outstanding during the year. Shares for stock options granted to employees and consultants of the Company are included in the computation after the options have vested because the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options. Diluted earnings (loss) per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. The effects of stock options, restricted stock and warrants have not been included in diluted loss per share for the three and six months ended July 3, 2005 as the effect would have been anti-dilutive.
4. STOCK-BASED COMPENSATION
     The Company accounts for equity-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
     The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to equity-based compensation.

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(In thousands, except per share data)
Net earnings (loss) as reported	$(426)	$887	(2,028)	$1,679
Add: equity-based compensation expense included in reported net earnings	587	176	1,010	270
Deduct: total equity-based compensation expense determined under the fair value method	(1,183)	(176)	(2,175)	(270)
Net earnings (loss) as pro forma under SFAS No. 123	$(1,022)	$887	(3,193)	1,679
Net (loss) earnings per common share – basic – as reported	$(0.02)	$0.06	$(0.10)	$0.12
Net (loss) earnings per common share – diluted – as reported	$(0.02)	$0.06	$(0.10)	$0.10
Net (loss) earnings per common share – basic – pro forma	$(0.05)	$0.06	$(0.17)	$0.12
Net (loss) earnings per common share – diluted – pro forma	$(0.05)	$0.06	$(0.17)	$0.10
5. CONTINGENCIES
     The Company violated certain securities laws in connection with its initial public offering by sending out written e-mail communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could have required the Company to repurchase shares sold in the offering to direct recipients of the e-mail communications for a period of up to one year at the offering price plus interest. The Company sold 75,200 shares in the offering that were subject to such repurchase rights, and these shares are classified on the Company’s balance sheets as of July 3 and January 2, 2005, as common stock subject to repurchase. As of August 9, 2005, the one-year anniversary of the Company’s initial public offering, the Company’s repurchase obligation with respect to such shares expired, and, accordingly these shares will be reclassified as permanent equity in the third quarter.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)
6. SEGMENT INFORMATION
     The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Three months ended July 3, 2005 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Casino	Alliances	Corporate	Total
Revenues	$4,999	$1,195	$—	$406	$—	$6,600
Cost of revenues	4,216	161	—	—	—	4,377
Gross profit	783	1,034	—	406	—	2,223
Total assets	1,297	570	450	16	33,944	36,277
Depreciation	72	—	—	—	37	109
Three months ended July 4, 2004 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Casino	Alliances	Corporate	Total
Revenues	$4,261	$118	$—	$340	$—	$4,719
Cost of revenues	2,621	24	—	—	—	2,645
Gross profit	1,640	94	—	340	—	2,074
Total assets	1,081	195	—	—	1,265	2,541
Depreciation	—	—	—	—	33	33
Six months ended July 3, 2005 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Casino	Alliances	Corporate	Total
Revenues	$7,662	$2,342	$—	$699	$—	$10,703
Cost of revenues	7,369	195	—	—	—	7,564
Gross profit	293	2,147	—	699	—	3,139
Total assets	1,297	570	450	16	33,944	36,277
Depreciation	126	—	—	—	58	184
Six months ended July 4, 2004 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Casino	Alliances	Corporate	Total
Revenues	$8,161	$230	$—	$467	$—	$8,858
Cost of revenues	5,069	48	—	—	—	5,117
Gross profit	3,092	182	—	467	—	3,741
Total assets	1,081	195	—	—	1,265	2,541
Depreciation	—	—	—	—	67	67

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are engaged in the creation of branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. We created the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the U.S. and more than 100 markets globally. Our immediate business plan involves continuing to build our World Poker Tour concept into a highly recognizable brand from which we currently generate revenues through television and product licensing fees, event host fees, sponsorship fees, merchandise and home entertainment sales. We are pursuing this plan through four operating business units, described in greater detail below:
•	WPT Studios, a multi-media entertainment division.

•	WPT Consumer Products, a branded consumer products division.

•	WPT Corporate Alliances, a sponsorship and event management division.

•	WPT Online Casino, an online gaming division.
     Our principal source of revenues has been and continues to be the license fees we receive under our agreement with the Travel Channel covering the episodes of the World Poker Tour television series. We have also recognized revenues from our WPT Consumer Products and WPT Corporate Alliances business units.
     WPT Studios generates revenue through the domestic and international licensing of broadcast and telecast rights and event host fees from casinos and cardrooms that host the televised World Poker Tour events. In March 2003, WPTE entered into an agreement with the Travel Channel, L.L.C. (TRV or Travel Channel), granting TRV the right to broadcast the first season of the World Poker Tour® (WPT) series. During July 2003, WPTE reached an agreement with TRV for a second season with TRV being granted options for five additional seasons. TRV exercised its option for Season Three in May 2004. Under the agreements, TRV has the exclusive right, license, and privilege to exhibit, market, distribute, transmit, perform and otherwise exploit each of the season’s two-hour programs produced by WPTE for an unlimited number of times over three and four year periods within the United States. The Travel Channel exercised its option for Season Four in March 2005, and the agreement grants the Travel Channel options for the following three seasons (Seasons Five through Seven) under which WPTE would receive fixed license fees for each episode the Company produces. For each season covered by an option exercised by the Travel Channel, the Travel Channel will have exclusive rights to exhibit the programs in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years.
     Season One of the World Poker Tour consisted of 15 total episodes that were exhibited on the Travel Channel beginning in the spring of 2003. Season Two consisted of 25 total episodes (13 regular tour stops and 12 specials). We completed production of the episodes comprising our Season Two programming during June 2004. We recognized an aggregate of $9.9 million in revenues from Season Two episodes from the fourth quarter of 2003 through the third quarter of fiscal 2004. Our production of Season Three began in the third quarter, and we began to deliver episodes in the fourth quarter of fiscal 2004. The completion of production and the final delivery of 21 episodes of Season Three occurred during the second quarter of fiscal 2005, and resulted in an aggregate of $8.7 million in revenues. Since our inception, the WPT Studios division has been responsible for approximately 82% of our company’s total revenue, and fees from the licensing of the World Poker Tour episodes to the Travel Channel for distribution in the U.S. have been responsible for approximately 68% of our company’s total revenue.
     Under our agreement with the Travel Channel, we receive fixed license fees for each episode we produce. The license fees for each episode are payable at various times during the pre-production, production and post-production process and are recognized upon the Travel Channel’s receipt and acceptance of the completed episode. Television production costs related to the World Poker Tour are generally capitalized as deferred television costs and charged to the cost of revenues as revenues are recognized.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
     Our future revenue growth from the U.S. telecasts of the series will be limited by our agreement with the Travel Channel. The Travel Channel exercised its option for Season Four in March 2005, and the agreement grants the Travel Channel options to acquire episodes produced in connection with the following three seasons, which if executed, would result in our production of additional episodes for the Travel Channel and our receipt of fixed license fees for each episode we produce. For each season covered by an option exercised by the Travel Channel, the Travel Channel will have exclusive rights to exhibit the episodes comprising that season an unlimited number of times on its television network or any other television network owned by the Discovery Channel in the U.S. for four years.
     In addition to licensing our programming to the Travel Channel for domestic exhibition, we currently have license agreements permitting exploitation of our programming in over 100 territories. Our international sales agent remits to us license fees net of a sales fee and agreed upon sales and marketing expenses. The Travel Channel has the right to receive a portion of our adjusted gross revenues from international television licenses and certain other sources after specified minimum amounts are met.
     We also generate revenue from annual host fees payable by the member casinos that host World Poker Tour events (our member casinos). We currently have written agreements with 11 member casinos; and an unwritten arrangement with one member casino. In June 2005, we received notice from one of our member casinos, the Horseshoe Casino in Tunica, Mississippi, of their withdrawal as a member casino. Although our agreement was with the Horseshoe Casino, due to size limitations at that property, the actual poker tournament filmed by us, the Jack Binion World Poker Open, was actually hosted at the nearby Gold Strike Casino. We are in discussions with the Gold Strike Casino regarding their participation as a member casino.
     In October 2004, we announced the formation of the Professional Poker Tour (PPT), an invitation only tournament restricted to poker’s professional elite, including champions from the WPT and other major poker competitions. The PPT currently includes five major stops: Foxwoods, Bellagio, Goldstrike Casino, Commerce Casino and Mirage. We filmed these five events, which may result in multiple episodes, and contributed to the event fees in the fourth quarter of 2004 and first and second quarters of 2005. We intend to license the series for network broadcast or cable telecast and we are currently negotiating a licensing agreement.
     WPT Consumer Products derives revenues principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced merchandise featuring our World Poker Tour brand. The Travel Channel has the right to receive a percentage of our adjusted gross revenues above certain levels from our product licensing and merchandising activities.
     We have signed and are in the process of negotiating additional licensing agreements with various licensees for a variety of consumer products in the U.S. and abroad. For example, we have entered into a license agreement with Lakes Entertainment, Inc. (Lakes) pursuant to which we are licensing the World Poker Tour name and logo to Lakes in connection with casino table games that Lakes intends to distribute using certain intellectual property rights of Sklansky Games, LLC, an affiliate of Lakes. We have also entered into an agreement with IGT, a slot machine manufacturer, to license the World Poker Tour brand in connection with the development of electronic, casino-based, poker-related gaming machines. Furthermore, we have entered into an agreement with Take-Two Interactive Software, a video game publisher, to produce poker games for console, handheld and PC formats.
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
     WPT Online Casino generates revenue through our agreement with WagerWorks, Inc. (WagerWorks) pursuant to which we granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online poker room and online casino, WPTonline.com, with a broad selection of slots and table games. In exchange for the license to WagerWorks of our brand, WagerWorks shares with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. We anticipate that on-air promotion of WPTonline.com via international World Poker Tour television telecasts will be the primary marketing tool for driving poker players to the website. Although any internet user will be able to access WPTonline.com via the world-wide-web, the website will not permit bets to be made from players in the U.S. and other jurisdictions where the legal status of online gaming is prohibited or in question. WPTonline.com officially launched on June 29, 2005.
     The growth of revenues from our online casino business will be dependent on our investment in advertising and marketing, on our ability to establish consumer awareness in the foreign markets in which online gaming is permissible, and on our ability to compete in a relatively new industry with an increasing number of market entrants, and therefore such growth may be slower than anticipated and difficult to predict. To date, online casino revenues are minimal. As significant marketing and advertising efforts will not begin until the end of the third quarter, we do not expect to have significant revenues in the third quarter.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
Six Months Ended July 3, 2005 Compared to the Six Months Ended July 4, 2004
Revenues
     Total revenues increased by $1.8 million for the six months ended July 3, 2005, compared to the same period in the prior year. Domestic television license revenues decreased by $1.6 million in the first six months of 2005 compared to the first six months of 2004. The reduction in domestic television license revenue reported in the first six months of 2005 reflected the delivery of only thirteen episodes of Season Three compared to eighteen Season Two episodes that were delivered during the 2004 period. International television licensing revenues increased by $0.9 million for the six months ended July 3, 2005, compared to the six months ended July 4, 2004, as we increased distribution to more territories in the current period. Revenues for the six months ended July 3, 2005, also included $2.1 million more in product licensing revenues than the six months ended July 4, 2004 as our licensees had substantially more product in the marketplace in 2005.
Costs and Expenses
     Our cost of revenues increased by $2.4 million in the first six months of 2005 as compared to the first six months of 2004, and accordingly, overall gross margins were 29.3% in the first six months of 2005 compared to 42.2% in the first six months of 2004. Cost of revenues for the first six months of 2005 included approximately $3.0 million related to the premiere season of the PPT, as well as $4.6 million in production costs for Season Three episodes of the WPT. PPT production costs were expensed in this period rather than being capitalized because we do not capitalize television production costs until a licensing agreement has been executed or we have a firm commitment of revenue for the series. For the first six months of 2004, cost of revenues of $5.1 million was related primarily to the production of Season Two episodes of the WPT. There were no PPT production costs incurred during the first six months of 2004. Additionally, cost of revenues in the first six months of 2005 included approximately $1.0 million of non-cash compensation expense related to consultant stock options compared to $0.3 million in the first six months of 2004. Excluding the non-cash compensation expenses and PPT production costs expensed during the first six months of 2005, gross margin for the first six months of 2005 would have been 66.4% compared to 45.2% for the corresponding period in 2004, with the higher margin in 2005 due to increased revenues from product licensing, international licensing, and sponsorship.
     Selling and administrative expenses increased by $3.6 million for the six months ended July 3, 2005, compared to the six months ended July 4, 2004. This increase is primarily due to additional headcount costs, product licensing commissions and legal and audit fees incurred during the 2005 period associated with business development, increased product licensing revenues, growth and regulatory compliance costs related to being an independent public company following our initial public offering in the third quarter of 2004.
Other
     Interest income increased by $0.5 million for the six months ended July 3, 2005, compared to the same period in the prior year primarily due to the higher investment balances in the current year from the unexpended proceeds of our initial public offering in the third quarter of 2004.
Net Earnings (Loss)
     Net loss for the six months ended July 3, 2005, was $2.0 million compared to net income of $1.7 million for the six months ended July 4, 2004. The reduction in net earnings is primarily due to the introduction of PPT production costs, with no associated revenues, and an increase in selling and administrative expenses, which are a result of our overall growth as an independent public company.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
Three Months Ended July 3, 2005 Compared to the Three Months Ended July 4, 2004
Revenues
     Total revenues increased by $1.9 million for the three months ended July 3, 2005 as compared the same period in the prior year. Domestic television license revenues decreased by $0.1 million in the three months ended July 3, 2005 compared to the three months ended July 4, 2004. The reduction in domestic television license revenue reported in the second quarter of 2005 reflected the delivery of eight Season Three episodes compared to nine Season Two episodes delivered during the second quarter of 2004. International television licensing revenues increased by $0.6 million for the three months ended July 3, 2005 compared to the three months ended July 4, 2004 as we increased distribution to more territories in the current period. Revenues for the three months ended July 3, 2005 also included $1.1 million more in product licensing revenues than the three months ended July 4, 2004 as our licensees had substantially more product in the marketplace in 2005.
Costs and Expenses
     Our cost of revenues increased by $1.7 million in the second quarter of 2005 as compared to the second quarter of 2004, and accordingly, overall gross margins were 33.7% in the second quarter of 2005 compared to 43.9% in the second quarter of 2004. Cost of revenues for the second quarter of 2005 included approximately $1.6 million related to the premiere season of the PPT, as well as $2.8 million in production costs for Season Three episodes of the WPT. PPT production costs were expensed in this period rather than being capitalized because we do not capitalize television production costs until a licensing agreement has been executed or we have a firm commitment of revenue for the series. For the second quarter of 2004, cost of revenues of $2.6 million was related primarily to the production of Season Two episodes of the WPT. There were no PPT production costs incurred during the second quarter of 2004. Additionally, cost of revenues in the second quarter of 2005 included approximately $0.6 million of non-cash compensation expense related to consultant stock options compared to $0.2 million in the second quarter of 2004. Excluding the non-cash compensation expenses and PPT production costs expensed during quarter, gross margin for the second quarter of 2005 would have been 65.8% compared to 47.7% for the corresponding period in 2004, with the higher margin in 2005 due to increased revenues from product licensing, international licensing, and sponsorship.
     Selling and administrative expenses increased by $1.7 million for the three months ended July 3, 2005, compared to the three months ended July 4, 2004. This increase is primarily due to additional headcount costs, product licensing commissions, and legal and audit fees incurred during the 2005 period associated with business development, increased product licensing revenues, growth and regulatory compliance costs related to being an independent public company following our initial public offering in the third quarter of 2004.
Other
     Interest income increased by $0.2 million for the three months ended July 3, 2005, compared to the same period in the prior year primarily due to the higher investment balances in the current year from the unexpended proceeds of our initial public offering in the third quarter of 2004.
Net Earnings (Loss)
     Net loss for the three months ended July 3, 2005, was $0.4 million compared to net income of $0.9 million for the three months ended July 4, 2004. The reduction in net earnings is primarily due to the introduction of PPT production costs, with no associated revenues, and an increase in selling and administrative expenses, which are a result of our overall growth as an independent public company.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
Liquidity and Capital Resources
     During the first six months of 2005, we funded our operations primarily through net cash provided by operating activities. As of July 3, 2005, we had net working capital of $28.9 million compared to $31.0 million at January 2, 2005. During the same period, short-term investments decreased by approximately $1.1 million, which was a result of liquidating certain investments and restoring cash and cash equivalents.
     Our principal cash requirements consist of television production costs, payroll and benefits, professional fees, marketing costs, business insurance and office lease costs. While we are expecting to spend significant dollars to market our new online venture, WPTonline.com, management still believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in licensing revenues, will result in cash flows to support our operations. We expect that our cash flow from operations and our cash, cash equivalents and short term investments will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
     However, we may from time to time seek additional capital to fund our operations and fund our expansion plans consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions.
     The table below sets forth our known contractual obligations (in thousands) as of July 3, 2005:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating lease(1)	$2,922	$455	$957	$1,020	$490
Purchase obligations(2)	311	176	135	—	—
Employee obligations(3)	1,014	764	250	—	—

	$4,247	$1,395	$1,342	$1,020	$490

(1)	Operating lease includes rent payments on our corporate office space. Monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. The amount set forth in the table above assumes monthly lease payments through May 2011.

(2)	Purchase obligations include the following: contractual obligations related to the establishment of our internet gaming site of $270,000 and a monthly retainer of $13,750 for public relations services through September 2005.

(3)	Employee obligations include the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.
Critical Accounting Estimates and Policies
     Although our financial statements necessarily make use of certain accounting estimates by management, except as described below, we believe there are no matters that are the subject of such estimates that are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance. Moreover, except as described below, we do not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment to apply.
     Revenue Recognition: Revenue from the domestic and international distribution of our television series is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films:

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
     In accordance with the terms of the TRV agreement, we recognize domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we currently do not consider collectibility of international television license revenues to be reasonably assured, and accordingly, we do not recognize such revenue until the distributor has received payment. Additionally, we present international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.
     Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. We recognize minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater. We present product licensing fees gross of licensing commissions, which are recorded as selling and administrative expenses as we are the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19.
     Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired, and sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned, by us, as well as casino host fees and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets.
     Deferred television costs: We account for our television production and development costs pursuant to SOP No. 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation. Accordingly, television costs related to the new PPT series will continue to be expensed as incurred until a licensing agreement has been executed or the Company has a firm commitment of revenue for the series. Marketing, distribution and general and administrative costs are expensed as incurred. Deferred television costs related to each episode are expensed as revenues are recognized. Management currently estimates that 92% of deferred television costs at July 3, 2005, will be expensed by the end of fiscal 2005.
     Investment: We have an approximate 15% ownership interest in PokerTek, a company formed in August 2003 to develop and market the PokerPro system, an electronic poker table designed to provide a fully automated poker room environment to tribal casinos, commercial casinos and card clubs. This interest was obtained by loaning PokerTek approximately $185,000 at an annual interest rate equal to the lowest applicable federal rate. Lyle Berman along with his son Bradley Berman, who is an employee of Lakes and sits on the Company’s Board of Directors, made personal investments in PokerTek and, as of July 3, 2005, hold a combined ownership of approximately 9% of PokerTek. Lyle Berman is currently Chairman of the Board of PokerTek and received 200,000 PokerTek stock options in January 2005 when he became Chairman.
     Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the cost or equity method of accounting is appropriate. As WPTE has less than 20% ownership interest in PokerTek and even though Lyle Berman serves as Chairman of the Board of PokerTek and WPTE, we believe that WPTE does not have the ability to exercise significant influence over PokerTek. Had we decided, however, to account for this investment using the equity method at this time, it would have had an immaterial effect on our financial statements due to the limited activity of the investee. As a result, this investment is accounted for under the cost method and would be adjusted only for other-than-temporary declines in fair value. We will continue to assess the accounting for this investment on a quarterly basis.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
     Income taxes: Prior to our conversion from World Poker Tour, LLC to a C-Corporation in July 2004, we were not a tax-paying entity for federal and state income tax purposes. The member’s allocable share of our taxable income (loss) was taxed on the member’s income tax returns. Therefore, no provision or liability for federal or state income taxes had been included in the financial statements. Upon conversion, we became liable for federal and state taxes on taxable income earned subsequent to the conversion.
     We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. Our current growth plans potentially may include international expansion, primarily related to our online gaming business, expansion of our television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses. Although we anticipate that all potential strategies will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe a valuation allowance continues to be appropriate for deferred tax assets other than those recoverable through the filing of a carryback claim.
     Common stock subject to repurchase: We violated certain securities laws in connection with our initial public offering in 2004 by sending out written e-mail communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could have required WPTE to repurchase shares sold in the offering to direct recipients of the e-mail communications for a period of up to one year at the offering price plus interest. WPTE sold 75,200 shares in the offering that were subject to such repurchase rights, and these shares are classified on our balance sheet for the periods ending July 3, and January 2, 2005, as common stock subject to repurchase. As of August 9, 2005, the one-year anniversary of our initial public offering, WPTE’s repurchase obligation with respect to such shares expired, and we expect these shares to be reclassified as equity in the third quarter of 2005.
     Stock-based compensation: We account for equity-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.
Recently Issued Accounting Pronouncements
     Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) was issued in December 2004 and requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. Currently, we account for our share-based employee compensation transactions under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, which do not necessarily require the recognition of compensation cost in the financial statements. We have not completed our evaluation or determined the future impact of adopting SFAS No. 123R, which may be material to our results of operations when adopted no later than the first quarter of fiscal year 2006 and thereafter. See Note 4 to WPTE’s consolidated financial statements included under Item 1 of this Form 10-Q for more information about WPTE’s accounting for compensation expenses, including the pro-forma effects on the periods presented had we applied SFAS 123.
     Also in December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception in APB Opinion No. 29 for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not presently expect to enter into any transactions that would be affected by adopting Statement No. 153.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We have not completed our evaluation or determined the impact of adopting SFAS No. 154, which may or may not be material to our results of operations when adopted in the first quarter of fiscal year 2006 or thereafter.
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
     Forward looking information involves important risks and uncertainties that could significantly affect the Company’s anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement. The Company’s forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on the Company’s business of gaming, tax and other regulation and of competition. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, these factors include, among others, the following risk factors:
•	We remain heavily reliant upon our agreements with TRV as a source of revenue and any termination or impairment of these agreements would materially and adversely affect the results of our operations;

•	The termination or impairment of our relationships with key licensing and strategic partners could harm our business performance;

•	Our television programming may fail to maintain a sufficient audience for a variety of reasons, many of which are beyond our control;

•	Our ability to create and license our television programming profitably may be negatively affected by adverse trends that apply to the television production business generally;

•	The growth of revenues from our online casino business will be dependent on our investment in advertising and marketing, on our ability to establish consumer awareness in the foreign markets in which online gaming is permissible, and on our ability to compete in a relatively new industry with an increasing number of market entrants, and therefore such growth may be slower than anticipated and difficult to predict.

•	Our competitors (many of whom have greater financial resources or marketplace presence) may develop television programming that would directly compete with our television programming;

•	A decline in general economic conditions or the popularity of our brand of televised poker tournaments may negatively impact our business;

•	We may be unable to protect our entertainment concepts, our current and future brands and our other intellectual property rights;

•	We may be unable to successfully expand into foreign markets or into new or complementary businesses;

•	The regulatory environment for online gaming is currently uncertain, and despite out efforts to comply with applicable laws, we may be unable to pursue this business fully or our activities may be claimed or found to be in violation of applicable United States or foreign regulations; and

•	The loss of our President and Chief Executive Officer or another member of our senior management team may negatively impact the success of our business.
     Investors are cautioned that all forward-looking statements involve risks and uncertainties.

WPT ENTERPRISES, INC.
Quantitative and Qualitative Disclosures about Market Risk; Controls and Procedures
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, U.S. Treasury and Agency securities and short term municipal securities. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 3, 2005, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.
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
     On August 25, 2004, we filed a lawsuit against TVi Media, LLC, Passport International Productions of California and Does 1-10 in the U.S. District Court, Central District of California, asserting that defendants’ use of certain video footage infringed upon our copyrighted materials and that defendants engaged in unfair competition through the unauthorized use of our copyrighted materials and trademarks, and seeking damages and injunctive relief. On November 4, 2004, we amended the complaint to add Dante Pugliese, Michelle Pugliese, International Poker Championship Series, Inc., Sam Riddle, and Sam Riddle & Associates, Inc. On March 24, 2005, the case was assigned to the Honorable Judge Rosalyn M. Chapman for a settlement conference scheduled for April 28, 2005. As result of the settlement conference the parties subsequently entered into a global settlement agreement whereby defendants stipulated to a permanent injunction identical in scope to the preliminary injunction and the defendants would jointly and severely be liable to us for One Hundred Eight Five Thousand Dollars ($185,000) payable over fifteen months in exchange for a dismissal of all claims, with prejudice, related to the matter. The first payment was made by the July 1, 2005 deadline. The judgment is secured by a Security Judgment in the amount of Two Hundred Fifty Thousand Dollars ($250,000) in the event defendants fail to make payment after proper notice is delivered by us.
     On March 21, 2005, a union election was held by the National Labor Relations Board resulting in the International Alliance of Theatrical State Employees and Movie Picture Technicians, Artists (“IATSE”) being the officially recognized collective bargaining agent for its post production unit. Negotiations are ongoing between WPTE and IATSE. To date, this matter has not affected our ability to meet our delivery objectives.
     We are not currently a party to any other material litigation, and are not aware of any threatened litigation, that would have a material adverse effect on our business.

WPT ENTERPRISES, INC.
Part II
Other Information (Continued)
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     WPTE’s Annual Meeting was held on June 1, 2005. At that meeting, the stockholders present in person or by proxy voted to re-elect WPTE’s nine directors to serve until WPTE’s next Annual Meeting.
ITEM 6. EXHIBITS

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

Dated: August 22, 2005	WPT ENTERPRISES, INC.
Registrant
/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ W. Todd Steele
W. Todd Steele
Chief Financial Officer