Form 10-Q
period 2005-10-02
WPT ENTERPRISES INC
filed 2005-11-15
CIK 1283843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2005, there were 20,158,333 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

WPT ENTERPRISES, INC.
Condensed Balance Sheets
October 2, 2005 (unaudited) and January 2, 2005

	October 2, 2005	January 2, 2005
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,015	$4,525
Short-term investments	27,471	27,755
Accounts receivable, net of allowance	1,480	1,950
Deferred television costs	1,212	917
Deferred tax assets	95	136
Inventory	51	52
Other	944	624

	34,268	35,959

Property and equipment, net	1,361	703
Restricted cash	249	244
Other assets	446	207

	$36,324	$37,113

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83	$17
Accrued payroll and related	242	292
Other accrued expenses	1,953	1,321
Due to parent	2	16
Deferred revenue	4,764	3,280

	7,044	4,926

Common stock subject to repurchase	—	618

Stockholders’ equity:
Preferred stock, par value of $0.001 Authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value authorized 100,000 shares; 20,158 and 19,480 shares issued and outstanding	20	19
Additional paid-in capital	34,128	32,767
Deficit	(4,787)	(1,205)
Accumulated other comprehensive loss	(79)	(6)
Deferred compensation	(2)	(6)

	29,280	31,569

	$36,324	$37,113

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of Loss
Three months ended October 2, 2005 and October 3, 2004
(unaudited)

	2005	2004
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$442	$2,350
International television	395	345
Product licensing	933	159

	1,770	2,854

Online gaming	170	—

Event hosting and sponsorship fees	73	92
Other	115	28

	2,128	2,974

Cost of revenues	561	1,942

Gross profit	1,567	1,032
Expenses:
Selling and administrative	3,319	1,508
Depreciation	56	44

	3,375	1,552

Loss from operations	(1,808)	(520)

Other income (expense):
Interest income	254	56
Interest expense	—	(4)

Net loss	$(1,554)	$(468)

Net loss per common share — basic	$(0.08)	$(0.03)

Net loss per common share — diluted	$(0.08)	$(0.03)

Weighted average common shares outstanding — basic	19,721	16,748
Dilutive effect of restricted stock	—	—
Dilutive effect of stock options	—	—

Weighted average common shares outstanding — diluted	19,721	16,748

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of Comprehensive Loss
Three months ended October 2, 2005 and October 3, 2004
(unaudited)

	2005	2004
	(In thousands)
Net loss	$(1,554)	$(468)

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	(37)	3

Comprehensive loss	$(1,591)	$(465)

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of (Loss) Earnings
Nine months ended October 2, 2005 and October 3, 2004
(unaudited)

	2005	2004
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$5,993	$9,545
International television	1,456	510
Product licensing	3,125	212

	10,574	10,267

Online gaming	170	—

Event hosting and sponsorship fees	1,785	1,360
Other	301	205

	12,830	11,832

Cost of revenues	8,125	7,059

Gross profit	4,705	4,773
Expenses:
Selling and administrative	8,908	3,473
Depreciation	113	111

	9,021	3,584

Earnings (loss) from operations	(4,316)	1,189

Other income (expense):
Interest income	734	56
Interest expense	—	(34)

Net earnings (loss)	$(3,582)	$1,211

Net earnings (loss) per common share — basic	$(0.18)	$0.08

Net earnings (loss) per common share — diluted	$(0.18)	$0.07

Weighted average common shares outstanding — basic	19,525	14,868

Dilutive effect of restricted stock	—	1,333
Dilutive effect of stock options	—	684
Dilutive effect of common stock subject to repurchase	—	15

Weighted average common shares outstanding — diluted	19,525	16,900

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of Comprehensive (Loss) Earnings
Nine months ended October 2, 2005 and October 3, 2004
(unaudited)

	2005	2004
	(In thousands)
Net earnings (loss)	$(3,582)	$1,211

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	(73)	3

Comprehensive earnings (loss)	$(3,655)	$1,214

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of Stockholders’ Equity
Nine months ended October 2, 2005 and October 3, 2004
(unaudited)

								Accumulated
					Additional			Other
	Class A Units		Common Stock		Paid-in		Deferred	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Compensation	Loss	Total
	(In thousands)
2005

BALANCES AT JANUARY 3, 2005	—	$—	19,480	$19	$32,767	$(1,205)	$(6)	$(6)	$31,569
Reduction of deferred compensation							4		4
Common stock issued			678	1	28				29
Stock-based compensation awards					714				714
Common stock subject to repurchase					643				643
Interest on common stock subject to repurchase					(24)				(24)
Other comprehensive loss								(73)	(73)
Net loss						(3,582)			(3,582)

BALANCES AT OCTOBER 2, 2005	—	$—	20,158	$20	$34,128	$(4,787)	$(2)	$(79)	$29,280

2004

BALANCES AT DECEMBER 29, 2003	93	$119	—	$—	$361	$(2,637)	$(12)	$—	$(2,169)
Reduction of deferred compensation							4		4
Stock-based compensation awards					537				537
Conversion of LLC to C-corporation	(93)	(119)	14,880	15	(561)	680			15
Net proceeds from issuance of common stock			4,600	4	32,386				32,390
Common stock subject to repurchase					(602)				(602)
Interest on common stock subject to repurchase					(6)				(6)
Other comprehensive earnings								3	3
Net earnings						1,211			1,211

BALANCES AT OCTOBER 3, 2004	—	$—	19,480	$19	$32,115	$(746)	$(8)	$3	$31,383

The accompanying notes are an integral part of these condensed financial statements.

WPT ENTERPRISES, INC.
Condensed Statements of Cash Flows
Nine months ended October 2, 2005 and October 3, 2004
(unaudited)

	October 2, 2005	October 3, 2004
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$(3,582)	$1,211
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	113	111
Production depreciation	191	—
Stock-based compensation awards	772	545
Bad debts	(51)	—
Changes in operating assets and liabilities:
Accounts receivable	614	(153)
Inventory	1	(150)
Deferred television costs	(349)	824
Other assets	(559)	(505)
Accounts payable	66	500
Due to parent	(14)	(187)
Deferred revenue	1,484	3,562
Accrued expenses	582	(5)

Net cash provided by (used in) operating activities	(732)	5,753

INVESTING ACTIVITIES:
Purchase of property and equipment	(962)	(478)
Loan to and investment in unconsolidated investee	—	(207)
Decrease (increase) in short-term investments	160	(6,013)

Net cash used in investing activities	(802)	(6,698)

FINANCING ACTIVITIES:
Increase in bank overdraft	—	(184)
Increase in restricted cash	(5)	(244)
Net proceeds from issuance of common stock	—	32,405
Proceeds from stock option exercise	29	—
Repayments of notes payable to parent	—	(3,429)

Net cash provided by financing activities	24	28,548

Net increase (decrease) in cash and cash equivalents	(1,510)	27,603
Cash and cash equivalents — beginning of period	4,525	—

Cash and cash equivalents — end of period	$3,015	$27,603

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
2. DEFERRED TELEVISION COSTS
     The Company accounts for deferred television costs in accordance with SOP No. 00-2, Accounting by Producers or Distributors of Films. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue to be generated by the episode once it has been delivered and accepted, at which time the asset is expensed and revenue recognized for the episode. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities, depreciation, consultant stock option expense and insurance related to production. Production overhead office facilities and insurance costs are determined based on percentage of headcount, and are allocated to deferred television costs based on number of episodes. The Company does not currently anticipate any revenues in excess of those subject to existing contractual relationships.
     For the nine months ended October 2, 2005, approximately $3.2 million of cost of revenues is directly related to the production of a new television series developed by the Company, currently known as the Professional Poker TourTM (PPT). PPT production costs were expensed in this period rather than being capitalized as deferred television costs as it is the Company’s policy to expense production costs if a licensing agreement has not been formally executed, or the Company does not have a firm commitment of revenue for the series.
     Capitalized deferred television costs at October 2, 2005 and January 2, 2005 consist of the following:

	October 2,	January 2,
	2005	2005
	(In thousands)
Deferred television costs
In-production	$973	$911
Development and pre-production	239	6

	$1,212	$917

     As of October 2 and January 2, 2005, overhead costs of $233,000 and $189,000, respectively, were included in total capitalized deferred television costs. Based upon the latest delivery schedule as of October 2, 2005, management estimates that approximately 44% of capitalized deferred television costs are expected to be recognized during the remainder of fiscal 2005.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)
3. EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per common share is calculated by dividing net income (net loss) by the weighted average number of common shares outstanding during the period. Shares for stock options granted to employees and consultants of the Company are included in the computation after the options have vested because the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options (See Note 4). Diluted earnings (loss) per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. The effects of stock options, restricted stock and warrants have not been included in diluted loss per share for the three and nine months ended October 2, 2005, as the effect would have been anti-dilutive.
4. STOCK-BASED COMPENSATION
     The Company accounts for equity-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
     The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to equity-based compensation.

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(In thousands, except per share data)
Net earnings (loss) as reported	$(1,554)	$(468)	(3,582)	$1,211
Add: equity-based compensation expense included in reported net earnings	—	—	—	—
Deduct: total equity-based compensation expense determined under the fair value method	(689)	(321)	(1,854)	(322)
Net earnings (loss) as pro forma under SFAS No. 123	$(2,243)	$(789)	(5,436)	889
Net (loss) earnings per common share – basic – as reported	$(0.08)	$(0.03)	$(0.18)	$0.08
Net (loss) earnings per common share – diluted – as reported	$(0.08)	$(0.03)	$(0.18)	$0.07
Net (loss) earnings per common share – basic – pro forma	$(0.11)	$(0.05)	$(0.28)	$0.06
Net (loss) earnings per common share – diluted – pro forma	$(0.11)	$(0.05)	$(0.28)	$0.05

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)
5. SEGMENT INFORMATION
     The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Three months ended October 2, 2005 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Gaming	Alliances	Corporate	Total
Revenues	$890	$995	$170	$73	$—	$2,128
Cost of revenues	273	185	103	—	—	561
Gross profit	617	810	67	73	—	1,567
Total assets	2,260	832	489	12	32,731	36,324
Depreciation	65	—	—	—	56	121
Three months ended October 3, 2004 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Gaming	Alliances	Corporate	Total
Revenues	$2,745	$186	$—	$43	$—	$2,974
Cost of revenues	1,935	7	—	—	—	1,942
Gross profit	810	179	—	43	—	1,032
Total assets	1,564	450	—	—	34,950	36,964
Depreciation	—	—	—	—	44	44
Nine months ended October 2, 2005 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Gaming	Alliances	Corporate	Total
Revenues	$8,552	$3,336	$170	$772	$—	$12,830
Cost of revenues	7,642	380	103	—	—	8,125
Gross profit	910	2,956	67	772	—	4,705
Total assets	2,260	832	489	12	32,731	36,324
Depreciation	191	—	—	—	113	304
Nine months ended October 3, 2004 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Gaming	Alliances	Corporate	Total
Revenues	$10,906	$416	$—	$510	$—	$11,832
Cost of revenues	7,004	55	—	—	—	7,059
Gross profit	3,902	361	—	510	—	4,773
Total assets	1,564	450	—	—	34,950	36,964
Depreciation	—	—	—	—	111	111

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)
6. SUBSEQUENT EVENTS
At October 2, 2005, WPTE had a nominal investment, consisting of a 15% ownership interest in (carried at cost), and a loan receivable from PokerTek, a company that offers an electronic poker table called the PokerPro system that provides a fully automated poker room environment to tribal and commercial casinos and card clubs. On October 14, 2005, PokerTek announced a public offering of 2,000,000 shares of common stock at a price of $11 per share. Concurrently with the public offering, WPTE’s ownership interest was diluted to 11.7% (1,080,000 shares), and PokerTek repaid WPTE the outstanding loan amount at its maturity value of $185,000. The Company’s shares in PokerTek are restricted, thus prohibiting any sale of such shares in the market for six months. Nevertheless, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, WPTE will adjust its investment to fair market value and classify it as “available for sale” in the fourth quarter of 2005, since the Company does not expect to have any cash needs or plans to sell these shares in the foreseeable future. Accordingly, WPTE will record net unrealized gains and losses from this investment in a separate component of shareholder’s equity (i.e. within the “accumulated other comprehensive earnings” line item in the stockholders’ equity section of the balance sheet) beginning in the fourth quarter of 2005.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We create branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. We created the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the U.S. and in more than 120 territories globally. Our immediate business plan involves continuing to build our World Poker Tour concept into a highly recognizable brand from which we currently generate revenues through television and product licensing fees, casino host fees, sponsorship fees, merchandise and home entertainment sales. We are pursuing this plan through four operating business units, described in greater detail below:
•	WPT Studios, a multi-media entertainment division.

•	WPT Consumer Products, a branded consumer products division.

•	WPT Corporate Alliances, a sponsorship and event management division.

•	WPT Online Gaming, an online poker and casino gaming division.
     WPT Studios generates revenue through the domestic and international licensing of broadcast and telecast rights and casino host fees from casinos and cardrooms that host the televised World Poker Tour events. In early 2003, WPTE entered into an agreement with the Travel Channel, L.L.C. (TRV or Travel Channel), granting TRV the right to broadcast the first season of the World Poker Tour® (WPT) television series. WPTE subsequently reached an agreement with TRV for a second season with TRV being granted options for five additional seasons. Under the agreements with TRV (WPT Agreements), TRV has the exclusive right, license, and privilege to exhibit, market, distribute, transmit, perform and otherwise exploit each of the season’s two-hour programs produced by WPTE for an unlimited number of times over three and four year periods within the United States. Under the WPT Agreements, we receive fixed license fees for each episode we produce, which are payable at various times during the pre-production, production and post-production process and are recognized upon the Travel Channel’s receipt and acceptance of the completed episode. Television production costs related to the World Poker Tour are generally capitalized and charged to cost of revenues as revenues are recognized.
     TRV exercised its option for Seasons Three and Four in May 2004 and March 2005, respectively, and has additional options for the following three seasons (Seasons Five through Seven) under which WPTE would receive fixed license fees for each episode the Company produces. For each season covered by an option exercised by the Travel Channel, the Travel Channel will have exclusive rights to exhibit the programs in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years.
     Season One of the World Poker Tour consisted of 15 total episodes that were exhibited on the Travel Channel beginning in the spring of 2003. Season Two consisted of 25 total episodes (13 regular tour stops and 12 specials). We completed production of the episodes comprising our Season Two programming during June 2004. Our production of Season Three began in the third quarter of 2004, and we began to deliver episodes in the fourth quarter of fiscal 2004. The completion of production and the final delivery of Season Three episodes occurred during the second quarter of fiscal 2005. We began the production of Season Four in May 2005 and expect to complete production at the WPT Championship in April 2006. We delivered our first episode of Season Four during the third quarter of 2005 and expect to deliver the final episode sometime during the second quarter of 2006. Since our inception, the WPT Studios division has been responsible for approximately 79% of our company’s total revenue, and fees from the licensing of the World Poker Tour episodes to the Travel Channel for distribution in the U.S. have been responsible for approximately 65% of our company’s total revenue.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
     Our future revenue growth from the U.S. telecasts of the series will be limited by our agreement with the Travel Channel. Our agreement with the Travel Channel grants them options to acquire episodes produced in connection with the three seasons following Season Four, which if executed, would result in our production of additional episodes for the Travel Channel and our receipt of fixed license fees for each episode we produce. For each season covered by an option exercised by the Travel Channel, the Travel Channel will have exclusive rights to exhibit the episodes comprising that season an unlimited number of times on its television network or any other television network owned by the Discovery Channel in the U.S. for four years.
     In addition to licensing our programming to the Travel Channel for domestic exhibition, we currently have license agreements permitting international distribution of our programming in over 120 territories. Our international sales agent remits to us license fees net of a sales fee and agreed upon sales and marketing expenses. The Travel Channel has the right to receive a portion of our adjusted gross revenues from international television licenses and certain other sources after specified minimum amounts are met.
     We also generate revenue from annual host fees payable by the member casinos that host World Poker Tour events (our member casinos). We currently have written agreements with 12 member casinos, and an unwritten arrangement with one member casino.
     In October 2004, we announced the formation of the Professional Poker Tour (PPT), an invitation only tournament restricted to poker’s professional elite, including champions from major poker competitions. The PPT currently includes five major stops: Foxwoods, Bellagio, Goldstrike Casino, Commerce Casino and Mirage. We filmed these five events, which may result in multiple episodes, and contributed to the event fees in the fourth quarter of 2004 and first and second quarters of 2005. We do not have an agreement with any party regarding the distribution of the PPT, and we are currently engaged in a dispute with TRV regarding, among other things, our ability to enter into agreements for distribution of the PPT television series in the United States. We intend to immediately seek distribution of the PPT series outside the United States. Additionally, we do not expect to realize revenues associated with the PPT in the fourth quarter of 2005 as we do not expect to have a distribution agreement in place until after the fourth quarter of 2005.
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
     We have signed and are in the process of negotiating licensing agreements with various licensees for a variety of consumer products in the U.S. and abroad. For example, we have an agreement with International Game Technology, a slot machine manufacturer, to license the World Poker Tour brand in connection with the development of electronic, casino-based, poker-related gaming machines. Furthermore, we have entered into an agreement with Take-Two Interactive Software, a video game publisher, to produce poker games for console, handheld and PC formats, and we recently shipped initial units out into the marketplace in October 2005.
     WPT Corporate Alliances generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch’s Michelob AmberBock was the official beer of Season Three of the World Poker Tour on the Travel Channel. During the third quarter of 2005, Anheuser-Busch announced that its sponsorship in Season Four will now feature its largest brand, Budweiser, as the official beer of the World Poker Tour on the Travel Channel.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
     WPT Online Gaming generates revenue through our agreement with WagerWorks, Inc. (WagerWorks) pursuant to which we granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of our brand, WagerWorks shares with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. We anticipate that on-air promotion of WPTonline.com via international World Poker Tour television telecasts will be the primary marketing tool for driving poker players to the website. Although any internet user can access WPTonline.com via the world-wide-web, the website does not permit bets to be made from players in the U.S. and other jurisdictions where the legal status of online gaming is prohibited or in question. WPTonline.com officially launched on June 29, 2005, and since its launch, it has generated approximately $170,000 in revenue during 2005.
Nine Months Ended October 2, 2005 Compared to the Nine Months Ended October 3, 2004
Revenues
     Total revenues increased by $1.0 million for the nine months ended October 2, 2005, compared to the same period in the prior year. Domestic television license revenues decreased by $3.6 million in the first nine months of 2005 compared to the first nine months of 2004. The reduction in domestic television license revenue reported in the first nine months of 2005 reflected the delivery of only thirteen episodes of Season Three and one episode of Season Four compared to twenty-four Season Two episodes that were delivered during the 2004 period. International television licensing revenues increased by $0.9 million for the nine months ended October 2, 2005, compared to the nine months ended October 3, 2004, as we increased distribution to more territories in the current period. Revenues for the nine months ended October 2, 2005, also included $2.9 million more in product licensing revenues than the nine months ended October 3, 2004 as our licensees had substantially more product in the marketplace in 2005.
Costs and Expenses
     Our cost of revenues increased by $1.1 million in the first nine months of 2005 as compared to the first nine months of 2004, and accordingly, overall gross margins were 36.7% in the first nine months of 2005 compared to 40.3% in the first nine months of 2004. Cost of revenues for the first nine months of 2005 included approximately $3.2 million related to the premiere season of the PPT, as well as $3.9 million and $0.2 million in production costs for Season Three and Season Four episodes, respectively, of the WPT. PPT production costs were expensed in this period rather than being capitalized because we do not capitalize television production costs until a licensing agreement has been executed or we have a firm commitment of revenue for the series. For the first nine months of 2004, cost of revenues of $7.1 million was related primarily to the production of Season Two episodes of the WPT. There were no PPT production costs incurred during the first nine months of 2004. Additionally, cost of revenues in the first nine months of 2005 included approximately $0.8 million of non-cash compensation expense related to consultant stock options compared to $0.5 million in the first nine months of 2004. Excluding the non-cash compensation expenses and PPT production costs expensed during the first nine months of 2005, gross margin for the first nine months of 2005 would have been 67.8% compared to 44.9% for the corresponding period in 2004, with the higher margin in 2005 due to increased revenues from product licensing, international television licensing and sponsorship.
     Selling and administrative expenses increased by $5.4 million for the nine months ended October 2, 2005, compared to the nine months ended October 3, 2004. This increase is primarily due to additional headcount costs, product licensing commissions, marketing expenses associated with online gaming and legal and audit fees incurred during the 2005 period associated with business development, increased product licensing revenues, online gaming launch, growth and regulatory compliance costs related to being an independent public company following our initial public offering in the third quarter of 2004.
Other
     Interest income increased by $0.7 million for the nine months ended October 2, 2005, compared to the same period in the prior year primarily due to the higher investment balances in the current year from the unexpended proceeds of our initial public offering in the third quarter of 2004.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
Net Earnings (Loss)
     Net loss for the nine months ended October 2, 2005 was $3.6 million compared to net income of $1.2 million for the nine months ended October 3, 2004. The reduction in net earnings is primarily due to the introduction of PPT production costs in 2005, with no associated revenues, and an increase in selling and administrative expenses, principally as a result of our marketing and operating costs of launching our online gaming initiative, and overall growth of compliance expenses resulting from being an independent public company.
Three Months Ended October 2, 2005 Compared to the Three Months Ended October 3, 2004
Revenues
     Total revenues decreased by $0.8 million for the three months ended October 3, 2005 as compared the same period in the prior year. Domestic television license revenues decreased by $1.9 million in the three months ended October 3, 2005 compared to the three months ended October 3, 2004. The reduction in domestic television license revenue reported in the third quarter of 2005 reflected the delivery of one Season Four episode compared to six Season Two episodes delivered during the third quarter of 2004. International television licensing revenues increased by $0.1 million for the three months ended October 2, 2005 compared to the three months ended October 3, 2004 as we increased distribution to more territories in the current period. Revenues for the three months ended October 2, 2005 also included $0.8 million more in product licensing revenues than the three months ended October 3, 2004 as our licensees had substantially more product in the marketplace in 2005.
Costs and Expenses
     Our cost of revenues decreased by $1.4 million in the third quarter of 2005 as compared to the third quarter of 2004, and accordingly, overall gross margins were 73.6% in the third quarter of 2005 compared to 34.7% in the third quarter of 2004. Cost of revenues for the third quarter of 2005 included approximately $0.2 million related to the premiere season of the PPT, as well as $0.2 million in production costs relating to the delivery of WPT episodes. PPT production costs were expensed in this period rather than being capitalized because we do not capitalize television production costs until a licensing agreement has been executed or we have a firm commitment of revenue for the series. For the third quarter of 2004, cost of revenues of $1.9 million was related primarily to the production of Season Two episodes of the WPT. There were no PPT production costs incurred during the third quarter of 2004. Additionally, cost of revenues in the first three months of 2005 included approximately $0.2 million of non-cash compensation benefit related to consultant stock options compared to $0.3 million of non-cash compensation expense in the first three months of 2004. Excluding the non-cash compensation benefit and expense and PPT production costs expensed during the first three months of 2005, gross margin for the first three months of 2005 would have been 74.7% compared to 43.9% for the corresponding period in 2004, with the higher margin in 2005 due to increased revenues from product licensing and international television licensing.
     Selling and administrative expenses increased by $1.8 million for the three months ended October 2, 2005, compared to the three months ended October 3, 2004. This increase is primarily due to additional headcount costs, product licensing commissions, marketing expenses associated with online gaming and legal and audit fees incurred during the 2005 period associated with business development, increased product licensing revenues, online gaming launch, growth and regulatory compliance costs related to being an independent public company following our initial public offering in the third quarter of 2004.
Other
     Interest income increased by $0.2 million for the three months ended October 2, 2005, compared to the same period in the prior year primarily due to the higher investment balances in the current year from the unexpended proceeds of our initial public offering in the third quarter of 2004.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
Net Earnings (Loss)
     Net loss for the three months ended October 2, 2005 was $1.6 million compared to net loss of $0.5 million for the three months ended October 3, 2004. The reduction in net earnings is primarily due to the introduction of PPT production costs in 2005, with no associated revenues, and an increase in selling and administrative expenses, principally as a result of our marketing and operating costs of launching our online gaming initiative, and overall growth of compliance expenses resulting from being an independent public company.
Liquidity and Capital Resources
     During the first nine months of 2005, we funded our operations primarily through net cash provided by operating activities. Our principal cash requirements consist of television production costs, payroll and benefits, professional fees, marketing costs, business insurance and office lease costs. While we are expecting to invest significant capital resources in connection with our new online venture, WPTonline.com, and while we had aggregate negative operating and investment cash flow of $1.5 million in the first nine months of 2005, management still believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in licensing revenues, will result in cash flows to support our operations. We expect that our cash, cash equivalents and short term investments will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
     However, we may from time to time seek additional capital to fund our operations and fund our expansion plans consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.
     The table below sets forth our known contractual obligations (in thousands) as of October 2, 2005:

	Payments Due by Period
	Total	Less Than 1	1-3	3-5	More Than 5
Contractual obligations		Year	Years	Years	Years
Operating lease obligations (1)	$2,808	$459	$964	$1,029	$356
Purchase obligations (2)	1,127	535	592	—	—
Employee obligations (3)	805	680	125	—	—

	$4,740	$1,674	$1,681	$1,029	$356

(1)	Operating lease obligations include rent payments on our corporate office space. Monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. The amount set forth in the table above assumes monthly lease payments through May 2011.

(2)	Purchase obligations include contractual obligations of $1.1 million related to the establishment of our internet gaming site.

(3)	Employee obligations include the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

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
     Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, our online gaming partner, for online poker and casino activity throughout the previous month. In accordance with EITF 99-19, we present online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues, since we have the ability to adjust price and specifications of the online gaming site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site.
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

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
     Deferred television costs: We account for deferred television costs in accordance to SOP No. 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation. Accordingly, television costs related to the new PPT series will continue to be expensed as incurred until a licensing agreement has been executed or the Company has a firm commitment of revenue for the series. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 44% of capitalized deferred television costs at October 2, 2005, are expected to be expensed in connection with episode deliveries by the end of fiscal 2005.
     Other assets: As of October 2, 2005, we had a nominal investment, consisting of a 15% ownership interest in (carried at cost), and a loan receivable from PokerTek, a company formed in August 2003 to develop and market the PokerPro system, an electronic poker table designed to provide a fully automated poker room environment, to tribal casinos, commercial casinos and card clubs. As a result of PokerTek’s public offering in October 2005, our ownership interest has been further diluted to 11.7% (See Note 6 to our condensed financial statements). The Company’s Chairman, Lyle Berman, along with his son Bradley Berman, who also sits on the Company’s Board of Directors, have personal investments in PokerTek and, as of October 2, 2005, hold a combined ownership of approximately 9% of PokerTek. Lyle Berman serves as Chairman of the Board of PokerTek and received options to purchase 200,000 shares of common stock in that company.
     As discussed in Note 6 to our condensed financial statements, we will account for this investment as “available for sale” pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and adjust the investment to fair market value beginning in the fourth quarter of 2005.
     Income taxes: Prior to our conversion from World Poker Tour, LLC, to a C Corporation in July 2004, we were not a tax-paying entity for federal and state income tax purposes. The member’s allocable share of our taxable income (loss) was taxed on the member’s income tax returns. Therefore, no provision or liability for federal or state income taxes had been included in the financial statements. Upon conversion, we became liable for federal and state taxes on taxable income earned subsequent to the conversion.
     We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our current growth plans potentially may include international expansion, primarily related to our online gaming business, expansion of our television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses. Although we anticipate that all potential strategies will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe a valuation allowance continues to be appropriate for deferred tax assets other than those recoverable through the filing of a carryback claim.
     Common stock subject to repurchase: We inadvertently violated certain securities laws in connection with our initial public offering by sending out written e-mail communications to individuals that did not contain all of the information required to be in a prospectus. These violations could have required us to repurchase 75,200 shares sold in the offering, and these shares were classified on our balance sheet as of January 2, 2005, as common stock subject to repurchase. However, on August 9, 2005, our repurchase obligation to repurchase such shares expired, and accordingly, they were reclassified as permanent equity during the third quarter of 2005.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)
     Stock-based compensation: We account for equity-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. However, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) was issued in December 2004 and requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. We have not completed our evaluation or determined the future impact of adopting SFAS No. 123R, which may be material to our results of operations when adopted no later than the first quarter of fiscal year 2006 and thereafter. See Note 4 to our condensed financial statements included under Item 1 of this Form 10-Q for more information about WPTE’s accounting for compensation expenses, including the pro-forma effects on the periods presented had we applied SFAS 123, Accounting for Stock-Based Compensation.
Other Recently Issued Accounting Pronouncements
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by adopting SFAS No. 154 when it becomes effective.
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
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 2, 2005, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d – 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that WPT Enterprises, Inc.’s disclosure controls and procedures are effective.
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
     On August 25, 2004, we filed a lawsuit against TVi Media, LLC, Passport International Productions of California and Does 1-10 in the U.S. District Court, Central District of California, asserting that defendants’ use of certain video footage infringed upon our copyrighted materials and that defendants engaged in unfair competition through the unauthorized use of our copyrighted materials and trademarks, and seeking damages and injunctive relief. As result of a settlement conference in April of this year, the parties entered into a global settlement agreement whereby defendants stipulated to a permanent injunction and the defendants agreed to be jointly and severally liable to us for One Hundred Eight Five Thousand Dollars ($185,000) in exchange for a dismissal of all claims, with prejudice, related to the matter. The judgment is secured by a Security Judgment in the amount of Two Hundred Fifty Thousand Dollars ($250,000) in the event defendants fail to make payment after proper notice is delivered by us. Thus far, defendants have been timely with payments and are current to date.
     On March 21, 2005, a union election was held by the National Labor Relations Board resulting in the International Alliance of Theatrical State Employees and Movie Picture Technicians, Artists (IATSE) being the officially recognized collective bargaining agent for our television post production unit. Negotiations are ongoing between WPTE and IATSE. To date, this matter has not had a material adverse effect on the production process.
     On September 19, 2005, we filed suit in the California Superior Court seeking to keep the Travel Channel from interfering with our prospective contractual relationship with third party networks in connection with the sale of the broadcast rights to the PPT, and to clarify and enforce our rights with respect to the WPT. Under our existing agreement with TRV for the World Poker Tour program (the WPT Agreements), TRV is afforded the right to negotiate exclusively with us with respect to certain types of programming developed by us during a sixty (60) day period. Pursuant to the WPT Agreements, we submitted the PPT to TRV and began negotiations but failed to reach an agreement with TRV within the allotted negotiation window. Consequently, we began discussions with other networks. While we later revived our attempts to reach a deal with TRV after TRV’s exclusive bargaining window had ended, we ultimately received an offer from ESPN. We submitted this offer to TRV pursuant to TRV’s contractual last right to match the deal as specified under the WPT Agreements. Thereafter, TRV sent letters to us and ESPN asserting, among other things, that we were not entitled to complete a deal for the PPT with a third party. Following TRV’s letters, we filed suit on September 19, 2005, alleging that TRV breached the WPT Agreements and interfered with our prospective contractual relationship with ESPN, and seeking a judicial declaration of our rights under the WPT Agreements to produce non-World Poker Tour branded programs covering poker tournaments. Subsequent to our filing, ESPN withdrew its offer to us to acquire the broadcast rights to the PPT. On September 22, 2005, TRV and Discovery Communications, Inc. filed an answer and cross-complaint and subsequently filed a motion for judgment on the pleadings and an “anti-SLAPP” motion, both of which were denied on November 10, 2005. Despite our dispute with TRV, we remain committed to fulfilling our obligations to TRV in connection with the World Poker Tour series.
     We are not currently a party to any other material litigation, and are not aware of any threatened litigation, that would have a material adverse effect on our business.

WPT ENTERPRISES, INC.
Part II
Other Information (Continued)
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2005	WPT ENTERPRISES, INC.

Registrant

/s/ Steven Lipscomb

Steven Lipscomb
Chief Executive Officer

/s/ W. Todd Steele

W. Todd Steele
Chief Financial Officer