Form 10-K
period 2006-01-01
WPT ENTERPRISES INC
filed 2006-03-08
CIK 1283843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 1, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 0-24993

WPT Enterprises, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	7812	77-0639000
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification Number)

5700 Wilshire Boulevard, Suite 350
Los Angeles, California 90036
Telephone: (323) 330-9900
Facsimile: (323) 330-9902

(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	NASDAQ National Market

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing sale price on July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $112,459,500. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors and its parent company, Lakes Poker Tour, LLC.

As of March 2, 2006, there were 20,198,333 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 31, 2006 are incorporated by reference into Items 10 through 14, inclusive.

PART I

Item 1.	Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Risk Factors.”

Overview

We create branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. We developed and own the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs in the U.S. on the Travel Channel and in more than 140 territories globally. We currently license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware.

The World Poker Tour Tournaments, Television Series and Brand

The World Poker Tour, or the WPT, is a sports league of affiliated poker tournaments open to the public. There are currently 17 regular WPT tournaments or tour stops on the circuit, which are all hosted by prestigious casinos and poker rooms. Each season of tour stops culminates in the WPT World Championship at the Bellagio Hotel and Casino in Las Vegas, Nevada, which includes the winner of each of that season’s previous WPT tournaments. The World Poker Tour tour stops have attracted well-known and established professional and amateur poker players on the poker tournament circuit. We also make our tour stops accessible to the mainstream poker player by partnering with casinos and poker rooms which host “satellite” and “super satellite” poker tournaments in which the winner or winners may ultimately earn a paid entry into our main events. At our tour stops, we film the final table of participants competing for some of the poker world’s largest tournament prize pools. We then edit the footage from each tour stop into a two-hour episode, resulting in a series of two-hour episodes which are distributed for telecast to both domestic and international television audiences. In addition, we film and produce special episodes based on a variety of non-traditional poker tournaments, which we also distribute for telecast along with the episodes based on our regular tour stops.

The World Poker Tour brand has gained recognition through the telecast of the World Poker Tour television series, which is exhibited on the Travel Channel and subsequently on multiple television networks around the world. Since its premiere during the spring and summer of 2003, our television series has become the Travel Channel’s highest rated program, based on data compiled by Nielsen Media Research that measure the number of television households viewing the series’ episodes. The following table describes the timing of Seasons One through Four of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

	Date of TRV	Number of
	Agreement or	Episodes	Production Period
World Poker	Option for	(Including	and Delivery of	Initial Telecast of
Tour Season	Season	Specials)	Episodes to TRV	Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006 (expected)	October 2005 — June 2006

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

Our Business Units

We operate through four business units, WPT Studios, WPT Consumer Products, WPT Corporate Alliances and WPT Online Gaming, described in greater detail below:

WPT Studios generates revenue through the domestic and international licensing of telecast rights, as well as host fees from casinos and cardrooms that host the televised World Poker Tour events. The majority of our historical revenue has resulted from WPT Studios, which has represented approximately 76% of our Company’s total revenues.

WPT Consumer Products generates revenue through the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products and through our direct sale of company-produced merchandise featuring our World Poker Tour brand.

WPT Corporate Alliances generates revenue through sales of corporate sponsorships that include elements of on-air visibility, online visibility, corporate live event sponsorship, promotional sponsorships and corporate hospitality events.

WPT Online Gaming generates revenue through our agreement with WagerWorks, Inc., or WagerWorks, a subsidiary of International Game Technology, pursuant to which we granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of our brand, WagerWorks shares with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions.

The table below sets forth, for each period shown, the aggregate revenues, in thousands, attributable to each business unit and the amount of such revenues as a percentage of our total revenues:

	2005	2004	2003

WPT Studios	$11,503	$14,740	$4,134
	63.7%	84.0%	97.0%
WPT Consumer Products	4,816	2,234	126
	26.7%	12.7%	3.0%
WPT Corporate Alliances	880	583	—
	4.8%	3.3%	—
WPT Online Gaming	864	—	—
	4.8%	—	—

Total Company Revenue	$18,063	$17,557	$4,260

Significant Customer

Approximately 61% of our company’s total revenues since inception were derived from license fees under our agreements with the Travel Channel. Therefore, our ability to generate sufficient cash flow to fund our operations will remain heavily dependent on these agreements. Due to the exclusive nature of these licenses, we expect our financial results to remain heavily dependent on our agreements with the Travel Channel throughout their term.

Our Growth Strategy

We plan to expand the popularity and reach of the World Poker Tour brand. We intend to focus on the continued growth of World Poker Tour tournaments and the live events that surround them. Along with our member casinos, we will attempt to increase the number of players and the size of the prize pools that we have experienced in our tournaments to date. Having already established WPT tour stops as premier poker tournaments both in and outside the U.S., our goal is to continue to build these events into major regional, national and international destinations, drawing a broad array of players, spectators and media. We believe that by increasing the attendance and the popularity of World Poker Tour tournaments, we will increase the visibility of the World Poker Tour brand, expand the distribution of our consumer products and further establish the World Poker Tour circuit of tournaments. We also intend to expand our current business operations into international markets through increased international distribution of our current programming, and the creation of regional poker circuits in different parts of the world. For example, in September 2005, we entered into a format agreement with ABS-CBN Broadcasting Corp., one of the largest integrated media and entertainment companies in the Philippines, and a promotional agreement with Brandsell, a Canadian company with marketing and sponsorship expertise, to offer multi-tournament WPT Tours in card rooms and casinos in their respective countries in early 2006.

In addition to focusing on tournament building, we plan to extend the domestic and international footprint of the World Poker Tour brand through derivative products and concepts that utilize our content while creating new content. These derivative concepts may include the production of “how-to” poker videos or fictional or reality-based content for television, movies or other visual art media that are based upon the World Poker Tour circuit, the casinos that host the World Poker Tour tournaments, or the game of poker itself. Our goal for the World Poker Tour is to continue to build our brand into one of the major players in sports branding, in the tradition of the National Basketball Association, the National Football League, NASCAR and the PGA Tour.

In October 2004, we announced the formation of the Professional Poker Tourtm, or the PPTtm. The PPT events are invitation-only tournaments restricted to poker’s professional elite, including champions from the WPT and other major poker competitions. The first season of the PPT has been filmed in its entirety and included five major stops: Foxwoods, Bellagio, Gold Strike Casino, Commerce Casino and Mirage. In January 2006, we signed a U.S. distribution agreement with the Travel Channel to telecast the PPT, and will deliver 24 two-hour episodes beginning in the first quarter of 2006. The PPT is expected to air on the Travel Channel beginning in the third quarter of 2006 after the end of the WPT Season Four premiere telecasts, allowing the Travel Channel to feature at least forty-four weeks of premiere episodes of our programming each year. We are currently working to take advantage of the marketing and sponsorship synergies that this new deal offers, and are also pursuing partnership opportunities to distribute the PPT abroad.

On February 3, 2005, we finalized our agreement with WagerWorks to develop a WPT-branded real-money gaming website. The site, WPTonline.com, officially launched in the second quarter of 2005. WPTonline.com prohibits bets from players in the U.S. and other restricted jurisdictions. WPTonline.com showcases a WPT-branded poker room featuring ring games, as well as Sit and Go and multi-table tournaments for poker games including Texas Hold ’Em, Omaha, 7 Card Stud, and 7 Card Hi-Lo. Additionally, the site features an online casino with a broad selection of slots and table games, including WagerWorks’ exclusive online titles Monopolytm, Wheel of Fortune®, and The Price is Righttm. On-air promotion of WPTonline.com via international World Poker Tour television telecasts has been one of our primary marketing tools for driving poker players to the site.

We plan to continue exploring additional means by which to strengthen and leverage the World Poker Tour and Professional Poker Tour brands. Currently, we are in the beginning stages of exploring the following potential sources of business:

•	Expansion of worldpokertour.com content, including educational poker content;

•	Partnering with other media companies to expand our content into the print publication business; and

•	Utilizing our library of televised programming to sustain part or all of a televised cable network based on gaming-themed entertainment.

History

We were founded on March 1, 2002 by Steven Lipscomb, who currently serves as our Chief Executive Officer and President, and Lakes Poker Tour, LLC, a wholly-owned subsidiary of Lakes Entertainment, Inc., whose founder and Chief Executive Officer, Lyle Berman, serves as our Executive Chairman of the Board and was our Chief Executive Officer from February 2004 through April 2005. We were initially organized as a Delaware limited liability company named World Poker Tour, LLC. We converted into a Delaware corporation named “WPT Enterprises, Inc.” immediately prior to our initial public offering in August 2004. We can be found on the World Wide Web at www.worldpokertour.com. Our code of business conduct and ethics as well as other corporate governance documents can be found on our website.

Our Existing Brands

World Poker Tour Tour Stops and the WPT World Championship

Annual poker tournaments have been hosted by many casinos and cardrooms around the world for many years. To gain a seat at the table in these tournaments, competitors “buy in” by paying an entry fee, some or all of which goes into the tournaments’ prize pools (that is, the amount of money that the winners take home). This buy in amount at major tournaments ranges from $5,000 to as much as $25,000 at the largest and best-known tournaments. Each player who buys in to a tournament receives the same amount of poker chips and competes against the other players until being eliminated by losing all of his or her chips. The remaining players continue to compete until only one player, the champion, remains. Professional and amateur poker players are drawn to established tournaments based on the size of a poker tournament’s prize pool, the prestigious nature of the casino or cardroom hosting the event, the history and tradition of the tournament itself and the level of the competition drawn to the event.

The World Poker Tour is a series of annual poker tournaments that are hosted by some of the world’s most recognizable poker venues and feature large prize pools. While many of these tournaments have been in existence for years, we have turned them into a circuit of events that is affiliated under the World Poker Tour name with the intention of creating a sporting circuit in the tradition of the National Basketball Association, the National Football League, NASCAR, and the PGA Tour. The inaugural season of the World Poker Tour consisted of 12 tour stops and the season ending WPT World Championship, and we added one additional tournament to the World Poker Tour’s list of tour stops for Season Two and an additional tour stop for Season Three. Currently, the World Poker Tour consists of the following 17 annual poker tournaments, which comprise our Season Four tour stops:

•	Mirage Poker Showdown — Mirage Casino-Hotel (Las Vegas, Nevada);

•	Grand Prix de Paris — Aviation Club De France (Paris, France);

•	Legends of Poker — Bicycle Casino (Bell Gardens, California);

•	Borgata Poker Open — Borgata Hotel Casino and Spa (Atlantic City, New Jersey);

•	UltimateBet’s Aruba Poker Classic — Playa Linda Beach Resort (Aruba);

•	Doyle Brunson North American Poker Championship — Bellagio (Las Vegas, Nevada);

•	World Poker Finals — Foxwoods Resort Casino (Mashantucket, Connecticut);

•	Five Diamond World Poker Classic — Bellagio (Las Vegas, Nevada);

•	PokerStars Caribbean Poker Adventure — Atlantis (Bahamas);

•	World Poker Open — Gold Strike Casino Resort (Tunica, Mississippi);

•	Borgata Poker Classic — Borgata Hotel Casino and Spa (Atlantic City, New Jersey);

•	LA Poker Classic — Commerce Casino (Commerce, California);

•	WPT Invitational — Commerce Casino (Commerce, California);

•	Shooting Stars of Poker — Bay 101 Casino (San Jose, California);

•	World Poker Challenge — Reno Hilton (Reno, Nevada);

•	Foxwoods New England Poker Classic — Foxwoods Resort Casino (Mashantucket, Connecticut);

•	WPT World Championship — Bellagio (Las Vegas, Nevada).

In addition to receiving the first place portion of the tournament’s prize pool, the winner of each regular tour stop also receives a paid entry into the World Poker Tour season’s culminating event, the WPT World Championship, which is hosted by the Bellagio in Las Vegas, as well as a three-year “tour card,” allowing the winner to compete in the PPT. At the WPT World Championship, each of that season’s previous tour stop winners compete with other participants for one of the largest prize pools in tournament poker. In each of the first three seasons of the World Poker Tour, the number of players, size of prize pools and number of tour stops have all increased:

At the World Poker Tour’s regular season events and the WPT Championship, like most traditional poker tournaments, anyone is eligible to buy in and play, subject to the house rules of the host casino and to the laws of the jurisdiction where the tournament is held. The style of poker played at all World Poker Tour events is Texas Hold ’Em. At World Poker Tour tournaments, the players are assigned to different tables at which each competes against the other players until being eliminated by losing all of his or her chips. Tables are combined as players are eliminated and the players holding chips continue to compete until six players remain. On the last day of the tournament, these six players compete at the “final table” located in a designated WPT arena until only one player, the champion, remains.

In establishing and building the World Poker Tour circuit of tournaments, we have entered into written agreements with all of our member casinos except Aviation Club De France, which currently participates under an unwritten arrangement. Under these agreements, the casino is responsible for conducting its annual poker tournament, and the member casino pays us a yearly hosting fee to have the tournament included as a tour stop on the World Poker Tour circuit. The agreements were originally for a term of five years and, although some member casinos have a bilateral option, most of the agreements provided us with a unilateral option to renew on the same terms for another five years. In September 2004, we exercised our right to renew most of these agreements for an additional five years. In each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time (generally four to six months) prior to the date of the tournament. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament.

World Poker Tour Specials

In addition to filming and producing content for distribution and exhibition based on the final tables of the World Poker Tour’s regular tour stops, we also film and produce non-tournament World Poker Tour episodes. To date, these special episodes have included the following:

•	WPT Ladies Night

•	WPT Battle of Champions

•	WPT Hollywood Home Game

•	WPT Bad Boys of Poker

•	WPT Poker by the Book

•	WPT Young Guns of Poker

•	WPT American Chopper vs. Trading Spaces

Access to the World Poker Tour — Our Satellite and Super Satellite Tournaments

To have a successful buy-in tournament event like the regular World Poker Tour events or the WPT World Championship, “satellite” and “super satellite” tournaments are important in ensuring a large field of players that will generate a substantial prize pool for the winners. Satellites are tournaments that allow players to buy in for a fraction of the cost of a major event in hopes of winning a seat in other satellites or the major event itself. For example, assuming that a World Poker Tour event costs $10,000 to enter, a one-table satellite (ten players) for this event would cost $1,000 to play and the winner of the satellite would receive a paid entry into the $10,000 event. Most casinos host satellites nightly for as little as two weeks and as much as one year prior to their major events. Casinos and cardrooms also host super satellites, which are multi-table tournaments held for major events. Because super satellites contemplate more participants given their multiple table format, the buy-in amounts tend to be significantly less than that of the one-table satellites.

In order to increase the accessibility of World Poker Tour events, we have launched a program to encourage casinos across the country to provide lower cost satellite or super satellite tournaments to fans across the U.S. To date, approximately 90 casinos and cardrooms have hosted World Poker Tour satellite and super satellite events. In addition to increasing the size and visibility of our tour stops, our satellite and super satellite program makes the World Poker Tour events, including the WPT World Championship, more accessible to the mainstream poker player who may not want to risk the entire cost of a large buy-in championship tournament. The satellites and super satellites give these mainstream poker players the opportunity to earn a paid entry to our tour stops and potentially be a part of the action at the televised final tables. Like the tour stops themselves, these satellite and super satellite events are operated by the host casinos and cardrooms, and they are responsible for ensuring that the tournaments comply with all applicable gaming regulations. We neither receive revenues nor incur expenses in connection with these events.

The Professional Poker Tour

The Professional Poker Tour events differ somewhat from the World Poker Tour, in that only qualified players are permitted to play in PPT events. The PPT model is similar to the PGA Tour, in that players need to earn a “tour card” to play in the PPT events. Each winner of a WPT event automatically receives a three-year tour card to the PPT. Additionally, individuals that meet other specified criteria, as well as some WPT invitees are permitted to participate in the PPT.

The PPT currently has approximately 200 participants that can compete in our current set of five tour stops, which in the first season included Foxwoods, Bellagio, Gold Strike Casino, Commerce Casino and the Mirage. The participants in the PPT do not pay any entry fees, as the prize pools for these events are guaranteed by us. The PPT tournaments are all No-Limit Texas Hold ’Em tournaments, similar in structure to the WPT events.

The PPT has a different format from the WPT, in that the PPT will promote the fact that only the world’s top players are pitted against each other, as opposed to the WPT, where any person, professional or amateur, has a chance to win the event once they have put up the entry fee. We anticipate that the shows will present significant cross-promotional opportunities. The PPT is expected to air on the Travel Channel beginning in the third quarter of 2006 after the end of the WPT Season Four premiere telecasts, allowing the Travel Channel to feature at least forty-four weeks of premiere episodes of our programming each year.

Our Television Series

We film the participants at the final table of each World Poker Tour and Professional Poker Tour event. Using our innovative sports-style production, we shoot our footage from 19 different camera angles, incorporate graphics and distinctive lighting and add commentary from on-air poker personalities. Our productions also feature specially-designed poker tables conducive to televised poker play and include our WPT Cams, which are small cameras placed on the poker table in front of each player that reveal each competitor’s hidden cards, or “hole cards,” to the television audience at the same time the player looks at his or her hand. Using the footage we obtain at the final tables of our World Poker Tour and Professional Poker Tour events, we edit the footage into two-hour episodes for each tournament for distribution and telecast on cable and/or broadcast television.

Operations

We generate revenue through television and product license fees, casino host fees, sponsorship fees, online gaming fees, and merchandise and home entertainment sales through four business units: WPT Studios, WPT Consumer Products, WPT Corporate Alliances and WPT Online Gaming.

WPT Studios

Telecast License Agreements with the Travel Channel

Under our license agreements, the Travel Channel obtained an exclusive domestic license to exhibit the episodes produced in connection with Seasons One through Four of the World Poker Tour television series. The Travel Channel also has successive one-year options covering Seasons Five through Seven of the WPT series. If we elect not to continue production of the World Poker Tour television series during any season for which the Travel Channel has exercised its option on our programming, but we continue to organize tour stops under the World Poker Tour name, the Travel Channel may contract with another production company to produce the episodes for the remainder of that season. In that event, we are required to grant the Travel Channel a license to use the World Poker Tour name and marks in connection with the exploitation of those episodes in exchange for an annual license fee of $40,000. If we elect to discontinue organizing tour stops under the World Poker Tour name, the Travel Channel will have a right of first negotiation and last refusal to acquire all of our rights to continue such activities.

If the Travel Channel were to exercise all of its options, it would hold the exclusive right to exhibit the episodes produced in connection with all seasons through Season Seven, which we expect to be completed in 2009. The Travel Channel would retain the exclusive right to exhibit the episodes produced in connection with each of these seasons in the U.S. for a period of four years, or three years in the case of Season One.

Under our agreements with the Travel Channel, we receive fixed license fees for each episode, payable at various times during our production and post-production process. This per-episode license fee for the World Poker Tour increases by a fixed percentage in each year that the Travel Channel exercises its option. For no additional payments, the Travel Channel receives rights to show repeats of the episodes an unlimited number of times on the Travel Channel or other Discovery Channel networks in the United States for a period of four years, or three years in the case of the episodes from World Poker Tour Season One, following an episode’s first exhibition on television in the U.S. or, if sooner, 60 days after we satisfactorily deliver the episode to the Travel Channel. As is customary in most production agreements with television networks, the Travel Channel has retained final edit rights over the programs that we produce.

Since the license fees we receive pursuant to the Travel Channel agreement either remain constant or increase at a prescribed rate for each new season of programming, our television ratings do not affect the license fees we will receive from the Travel Channel during the term of the agreement. The ratings will, however, affect the Travel Channel’s decision to exercise its remaining options on Seasons Five through Seven of the World Poker Tour, and Seasons Two through Four of the Professional Poker Tour. In addition, the ratings evidence the popularity of our television series and the penetration of our brands, each of which may be an indication of our ability to obtain increased fees for U.S. telecast licenses upon the termination of our Travel Channel agreements, as well as our ability to generate revenue from international telecast licenses and other sources based on our brands’ popularity.

While we have retained worldwide television rights to telecast the WPT and PPT episodes outside the U.S. and the right to pursue other business activities related to the World Poker Tour and Professional Poker Tour events and brand worldwide, the Travel Channel has rights to receive 15% of our adjusted gross revenues from all DVD and home video sales, merchandising and publishing activities and international television licenses.

Telecast License Agreement with the Travel Channel for the PPT Series

We entered into an agreement with Discovery Communications, Inc. (the parent company to the Travel Channel) in January 2006, pursuant to which Travel Channel agreed to license the rights to telecast the PPT events.

The agreement is substantially similar in structure to our agreement with Travel Channel with respect to the WPT, with a few differences, such as the following:

•	Travel Channel has successive one-year options to acquire the exclusive license to telecast the episodes produced in connection with Seasons Two through Four of the PPT in the U.S., while the WPT agreements grant successive options until Season Seven of the WPT.

•	The PPT agreement has a different mechanism for selecting corporate sponsors for the PPT that grants us more flexibility than we have in the WPT agreements.

•	Upon termination of the agreement, Travel Channel’s revenue share percentage declines over the following four years. There is no revenue share percentage beginning in the fifth year following the termination of the agreement.

International Television Distribution

In 2004, we began packaging our U.S. telecasts into two-hour programs for international distribution and entered into an exclusive five-year agreement with Alfred Haber Distribution, Inc. to negotiate international licenses for the exhibition of the World Poker Tour’s first, second and third seasons. In December 2005, we entered into an exclusive one-year agreement with Alfred Haber Distribution to act as our agent in regard to the international distribution of Season Four of the World Poker Tour and Season One of the Professional Poker Tour. Under our agreements, Alfred Haber Distribution has a right to negotiate with prospective international licensees of the World Poker Tour or Professional Poker Tour episodes, subject to our prior approval of the license terms. After recouping up to a certain amount of expenses, Alfred Haber Distribution receives 25% of our gross receipts from these international licenses for World Poker Tour Seasons One through Three and 20% of our gross receipts from World Poker Tour Season Four and Professional Poker Tour Season One.

Through Alfred Haber Distribution, we currently have agreements for international telecast of our episodes in over 140 territories, including:

Angola	Democratic Republic of Congo	Jamaica	Reunion
Anguilla	Denmark	Kazakhstan	Russia
Antigua & Barbuda	Djibouti	Kenya	Rwanda
Argentina	Dominica	Kyrgyzstan	Sao Tome
Armenia	Dominican Republic	Latvia	Senegal
Aruba	Ecuador	Liberia	Sierra Leone
Australia	El Salvador	Lithuania	Slovenia
Azerbaijan	Equatorial Guinea	Luxembourg	Somalia
Bahamas	Eritrea	Madagascar	South Korea
Bangladesh	Estonia	Malawi	Sri Lanka
Barbados	Ethiopia	Maldives	St. Kitts & Nevis
Belarus	Falkland Islands	Mali	St. Lucia
Belgium	Faroe Islands	Martinique	St. Vincent & Grenadines
Belize	Finland	Mauritania	Sudan
Benin	France	Mauritius	Suriname
Bermuda	French Guyana	Mayotte	Swaziland
Bhutan	French Polynesia	Mexico	Sweden
Bolivia	French Southern and Antarctic Territories	Moldova	Switzerland
Botswana	Gabon	Monaco	Tahiti
Brazil	Gambia	Montserrat	Tajikistan
British Virgin Islands	Georgia	Mozambique	Tanzania
Burkina Faso	Ghana	Namibia	Togo
Burundi	Greenland	Nepal	Trinidad & Tobago
Cameroon	Grenada	Netherlands	Turkmenistan
Canada	Guadeloupe	Netherlands Antilles	Turks & Caicos Islands
Cape Verde	Guatemala	New Caledonia	U.S. Virgin Islands
Cayman Islands	Guinea Bissau	Nicaragua	Uganda
Central African Republic	Guinea Conakry	Niger	Ukraine
Chad	Haiti	Nigeria	United Kingdom
Chile	Honduras	Norway	Uruguay
Columbia	Hungary	Pakistan	Uzbekistan
Comoros	Iceland	Panama	Venezuela
Congo	India	Paraguay	Wallis & Futuna
Corsica	Israel	Peru	Zambia
Costa Rica	Italy	Philippines	Zimbabwe
Cuba	Ivory Coast	Puerto Rico

Each of these agreements grants the international licensee an exclusive license to exhibit certain World Poker Tour episodes in the applicable territory and distribution channel for a period of time ranging from seven months to two years. In addition, certain of the agreements provide the licensee with either an option to license additional seasons of World Poker Tour programming on similar terms or a right of first refusal and last negotiation with respect to such programming. Alfred Haber Distribution is also in the process of negotiating license agreements in additional territories around the world. We are currently negotiating short-term agreements for international telecast licenses (generally two years or less) based on our belief that increased popularity of our programming in the immediate future, as well as the perceived increase in popularity of poker, will strengthen our bargaining position to negotiate longer-term license deals in the future. We are also currently negotiating international telecast license agreements that contain provisions for exclusivity regarding the advertisement and sponsorship of online gaming. We plan to negotiate similar agreements to telecast PPT episodes internationally once they have been aired in the U.S.

We are also evaluating opportunities to leverage our business model and the World Poker Tour and Professional Poker Tour brands to create regional tours with the same format internationally. For example, we have entered into a format agreement with ABS-CBN Broadcasting Corp., one of the largest integrated media and entertainment companies in the Philippines, and a promotional agreement with Brandsell, a Canadian company with marketing and sponsorship expertise, to offer multi-tournament WPT Tours in card rooms and casinos in their respective countries in 2006. We are also in discussions with casinos in Europe, Asia and Latin America regarding the creation of a WPT-branded tour in those territories and are in the process of determining whether these tours would be financially viable business opportunities.

Member Casino Affiliations

In addition to revenues from U.S. and international telecast license fees and revenues from sales of World Poker Tour home entertainment products, the World Poker Tour also generates modest revenues from annual fees from the member casinos that host the World Poker Tour’s annual tour stops. We currently have written agreements with 11 member casinos and one member casino participates under an unwritten arrangement. Our agreement with the Travel Channel currently limits the number of televised seasonal tour stops to 17, subject to the Travel Channel’s approval of the tournament venue in some instances. Season Four of the World Poker Tour has a total of 17 tour stops. To date, four member casinos that have hosted World Poker Tour tour stops have chosen to no longer participate as hosts of World Poker Tour events. We have subsequently replaced each of these venues with additional tour stops, and do not believe that their withdrawal has had a significant impact on the quality of the tour or on our business.

WPT Consumer Products

Based on the popularity of the World Poker Tour series and the increasing recognition of the World Poker Tour brand, we believe that there is a substantial opportunity for consumer products bearing the World Poker Tour name and/or logo, branded casino games and for DVD and video products featuring our series episodes and related content. We will continue to access this market through the licensing of our brand to companies seeking to leverage the appeal of the World Poker Tour in the retail sales of their consumer products and through direct sales of our branded merchandise. Once the PPT episodes are telecast, we plan to develop a similar licensing model for the PPT.

Licensing for Third Party Consumer Products

We have engaged Brandgenuity, an experienced brand licensing company, to pursue a licensing program and negotiate licensing agreements aimed at capitalizing on what we believe is a growing interest in poker in the U.S. and abroad. We have also engaged two international brand licensing companies to explore foreign licensing opportunities in Europe and Australia. To date, we have executed agreements pursuant to which we are licensing the World Poker Tour name and logo to several parties including:

Licensee	Products

AMF Billiards & Games	Folding poker tables
Bev Key	Keychain beverage openers
BioWorld Merchandising	Headwear & wallets
Briefly Stated	Men’s and women’s loungewear
Die-Cast Promotions	Die-cast cars and trucks
Frankford Candy	Novelty candy
G-III Apparel	Men’s and women’s apparel and hats
HarperCollins	Poker strategy guides
Head West	Decorative bar and game room mirrors
Hot Properties! Merchandising	Novelty items
Imperial Rubber Holdings	Rubber backed poker mats
IGT	Slot, video poker and video lottery machines
Jakks Pacific	Plug-and-play video games
Mforma Americas, Inc.	Wireless games
Mobile Digital Media (MDM)	PDA entertainment and game software
MZ Berger	Watches/clocks
Notra	Kitchen and bedroom accessories
Oakley	Sunglasses
ODM	Adult long-sleeved and short-sleeved T-shirts
Pacific Direct	Talking bottle openers
Pacific Sportswear	Headbands and wristbands
PixelPlay	Interactive poker games on interactive television platform
Radica Games	Handheld electronic games
Roberto Martinez	Jewelry
Scientific Games/MDI	Instant win lottery games
Shell Oil Products	Automotive accessories
Stern Pinball	Pinball machines
Take 2	Console game
Talexia	Cell phone cases and charms
Two Dogs Designs	Barbeque covers and accessories
US Playing Cards	Playing cards, poker chips and poker accessories
WPT Boot Camp	Instructional seminars
Zippo	Collectible lighters

Casino Games

We have entered into a license agreement with Lakes Entertainment, Inc., which, through its wholly owned subsidiary, Lakes Poker Tour, LLC, is our majority stockholder, pursuant to which Lakes Entertainment obtained a license to utilize the World Poker Tour name and logo in connection with a World Poker Tour No Limit Texas Hold ’Em casino game that Lakes Entertainment has developed using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the agreement, we are entitled to receive a specified minimum annual royalty payment or 10% of the gross revenue received by Lakes Entertainment from its sale or lease of this casino game, whichever is greater. We have separate agreements with Mike Sexton and Vince Van Patten, our current on-air talent, and Shana Hiatt, our former WPT host, pursuant to which each of them allows his or her video endorsements to be integrated into the table game. In exchange, each is entitled to 5% of the license fees we receive from table games that utilize his or her respective video endorsements (up to a total of 15% if video endorsements of all three are integrated). The World Poker Tour No Limit Texas Hold ’Em casino game has been approved by certain gaming regulators and entered the casino marketplace in December 2005. Additionally, in September 2004, we entered into an agreement with IGT to produce slot and video poker machines based on our World Poker Tour television series. We expect this product to be in the market during the third quarter of 2006.

We had an investment, consisting of a 15% equity interest (carried at its nominal cost basis) in and a loan receivable from PokerTek, a company formed in August 2003 to develop and market to casinos and card clubs the PokerPro system, an electronic poker table designed to provide a fully automated poker room environment. As part of the consideration for this investment, we granted PokerTek an exclusive ten-year license to use our branded logo in connection with the marketing and sale of their electronic poker tables. As a result of PokerTek’s public offering in October 2005, our ownership interest was diluted to 11.7%. Our Executive Chairman of the Board, Lyle Berman, along with his son Bradley Berman, who is also a member of our Board of Directors, have personal investments in PokerTek of approximately 9% combined, as of January 1, 2006. Lyle Berman serves as Chairman of the Board of PokerTek and received options to purchase 200,000 shares of common stock in that company. In January 2006, we entered into an agreement with Aristocrat International PTY. Limited to sell 630,000 shares of PokerTek’s common stock held by us, at a price per share of $9.03. We closed the transaction in February 2006, and received proceeds of approximately $5.7 million. We now have a 4.75% ownership interest in PokerTek.

Branded Merchandise

In addition to DVD collections of our television episodes, we offer many of our branded consumer products for sale on our online store. We plan to continue expanding our online product offerings in hopes of accelerating this revenue source in the future.

WPT Corporate Alliances

As World Poker Tour television ratings, prize money and participation continue to rise, so does corporate interest in poker-related sponsorship, hospitality and co-branded promotional opportunities. With our slate of programs showcasing premier poker venues in the top-rated television series on the Travel Channel, we believe we are well positioned to extend the World Poker Tour brand into corporate sponsorship.

Based on the success of the World Poker Tour’s programming, WPT Corporate Alliances launched a sponsorship program based on the traditional professional sports model that grants sponsorship opportunities pursuant to which a company’s product may be identified as an “official” product of the World Poker Tour and “naming rights” that entitle one company to be the sole sponsor of an entire World Poker Tour season. If an acceptable sponsor ever acquires naming rights, in subsequent seasons, we are required to remit to the Travel Channel 10% of the subsequent season-over- season increases in the adjusted gross revenue we receive from the sponsor on account of these naming rights. Also under the Travel Channel agreement, we are permitted to incorporate an entitlement sponsorship into the World Poker Tour televised program as long as the Travel Channel reasonably consents to the sponsor and the sponsor purchases a minimum amount of advertising from the Travel Channel. We do not share in any advertising revenue paid to the Travel Channel from our sponsors. We have also granted the Travel Channel an exclusive right to sell audio-visual sponsorships, other than naming rights, to be integrated into our programming; and we have agreed to cooperate with the Travel Channel in order to accomplish this integration. We are not entitled to share in the Travel Channel’s proceeds from such sponsorship sales. Under our agreement with the Travel Channel for the Professional Poker Tour television series, all sponsorship integration agreements require mutual approval by both Travel Channel and us.

Anheuser-Busch became our first corporate sponsor in November 2003 when we entered into a beverage sponsorship agreement covering Season Two of the World Poker Tour. Under the agreement, Anheuser-Busch paid us a sponsorship fee in exchange for the designation of Anheuser-Busch’s “Anheuser World Select” beer as the “official beer” of the World Poker Tour and, in addition, Anheuser-Busch purchased at least the minimum amount of advertising from the Travel Channel, in which we do not share. The agreement also entitled Anheuser-Busch to visible logo placements on the final table felt and on banners at World Poker Tour tournaments, sole sponsorship rights to the celebratory toast at the conclusion of each tournament and logo and links privileges on our Internet website, among other sponsorship elements. In January 2005, we entered into a beverage sponsorship agreement covering Season Three of the World Poker Tour. The agreement is similar to that for Season Two, with the exception of the designation of Anheuser-Busch’s “Michelob AmberBock” beer as the “official beer” of the World Poker Tour. During the third quarter of 2005, Anheuser-Busch announced that its sponsorship in Season Four will now feature its largest brand, Budweiser, as the “official beer” of the World Poker Tour on the Travel Channel.

In February 2006, we launched an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only, not for actual gaming. Some of the ways customers will be able to incorporate the World Poker Tour into their events are for sales meetings, product launches, vendor programs, incentive programs and client parties.

WPT Online Gaming

We generate revenue through our agreement with WagerWorks, pursuant to which we granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of our brand, WagerWorks receives between 25-30% (depending on the amount of revenue generated) of all net revenue it collects from the operation of the online casino and 25% of all net revenue it collects from the operation of the online poker room.

Our agreement with WagerWorks gives us control of WagerWorks’ use of our intellectual property, and WagerWorks has the full responsibility for maintaining and providing technical support for the online casino and poker room, collecting and disbursing funds, ensuring that users are not located in restricted jurisdictions, resolving customer complaints, maintaining all required gaming or other regulatory permits or licensing needed to operate the site, and all other day-to-day responsibilities of managing WPTonline.com. We are responsible for the marketing, promotion and advertising of WPTonline.com. The agreement was entered into in January of 2005 and has a three-year term, with automatic renewals for additional, consecutive one-year periods, unless either party provides written notice of termination at least 90 days prior to the end of the current term. Either party may terminate the agreement for cause at any time without penalty (subject to certain cure provisions), and we may cancel the agreement at any time, for any reason, if we provide WagerWorks with three month’s written notice and pay a nominal prepayment penalty.

We anticipate that on-air promotion of WPTonline.com via international World Poker Tour television telecasts will continue to be the primary marketing tool for driving poker players to the website. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com officially launched on June 29, 2005 and has generated approximately $0.9 million in revenue through January 1, 2006, compared to costs of revenues of approximately $0.4 million and selling expenses of approximately $2.5 million.

Competition

In the market for televised poker tournaments, we compete with producers of several poker-related programs, including the World Series of Poker, an annual event hosted by Harrah’s that airs on ESPN, Celebrity Poker Showdown, which airs on Bravo and showcases celebrities playing poker and Late Night Poker, a U.K. based program that airs on Fox. Fox also telecasts Poker Superstars, a series of events featuring well-known professional poker players. Additional poker-related programs include the Full Tilt Poker.net Global Challenge on FOX, Poker Royale and High Stakes Poker on the Game Show Network and the National Heads-Up Poker Championship on NBC. In 2005, Harrah’s created the World Series of Poker national circuit, taking place at several casinos operated by Harrah’s Entertainment, Inc. throughout the U.S. All circuit championship events are currently taped for telecast on ESPN. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. One of the ways that the World Poker Tour series differentiates our programming schedule from these competing shows is by airing the World Poker Tour series in prime time television during the same timeslot each week. We believe that this type of “appointment” television helps build a following among viewers. In addition to other poker-related programs, the World Poker Tour series also competes with televised sporting events, reality-based television programming and other televised programming that airs during the same timeslot.

Our real-money gaming website, WPTonline.com, launched at the end of the second quarter of 2005. The website does not accept bets made from players in the U.S. and other restricted jurisdictions. WPTonline.com faces competition from several larger, more experienced and established online gaming websites, including PartyPoker.com, which is estimated by PokerPulse.com, a website that tracks the number of players in online poker rooms, to maintain over a 50% market share in the global poker market, PokerStars.com, UltimateBet.com and many others. These and other competitors have significant marketing and operational experience advantages over us. In addition, the U.S. Department of Justice believes online gaming is illegal in the U.S. Our competitors accept bets from players in the U.S., where the bulk of the world’s poker players are located, which gives these competitors a significant advantage since WPTonline.com will not permit bets from U.S. players. We plan to differentiate WPTonline.com by leveraging the strength of the World Poker Tour brand and the distribution reach of our international television division. We believe that the resulting brand awareness will help build a following among online players.

Regulation

The World Poker Tour and Professional Poker Tour tournaments are conducted by the host casinos and cardrooms, and we believe we are not subject to government gaming regulation in connection with our affiliation with and telecasts of these events. Our online gaming website, WPTonline.com, is subject to gaming regulation outside the U.S. and is licensed by the Alderney Gambling Control Commission, located in the United Kingdom’s Channel Islands. The website is operated solely by WagerWorks, which is obligated to ensure that WPTonline.com does not accept bets from players in the U.S. and other restricted jurisdictions. While we believe that WagerWorks will be in compliance with all international regulations, we cannot be certain that WagerWorks will be allowed to accept wagers in all the markets we plan to enter. We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, we anticipate that on-air promotion of WPTonline.com via international World Poker Tour and Professional Poker Tour television telecasts will be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecast and certain laws or regulations may restrict the type of advertising in general in those territories.

Intellectual Property

We have registered the trademark “World Poker Tour” with the U.S. Patent and Trademark Office on the supplemental register in connection with entertainment services and electronic and scientific apparatus and on the principal register in connection with clothing and playing cards and poker chips, and have an application pending for the registration of this mark in one additional class. Other registered marks around the world include: “Battle of Champions” in the U.S.; “Card Design” in Chile, Colombia, Mexico, Peru and Puerto Rico; “Ladies’ Night” in the U.S.; “Latin American Poker Tour” in Peru; “Poker Walk of Fame” in the U.S.; “World Poker Tour” in Chile, Colombia, Europe, Peru and Puerto Rico; “World Poker Tour & Design” in Europe; “WPT” in Chile, Mexico, Peru and Puerto Rico; “WPT Poker Corner” in Europe; and “WPT World Poker Tour & Design” in Europe and the U.S. We also have U.S. federal trademark applications pending for the following additional marks: “All In TV,” “Bad Boys of Poker,” “Doyle Brunson North American Poker Tour,” “Hollywood Home Game,” “PPT,” “PPT & Design,” “Professional Poker Tour,” “Professional Poker Tour PPT & Design,” “The Poker Site You Can Trust,” “World Poker Tour & Design,” “WPT,” “WPT Boot Camp,” “WPT Poker Corner,” “WPTonline.com” and “WPTonline.net.” In addition, we have trademark applications pending for the “World Poker Tour,” “World Poker Tour & Design,” and “WPT World Poker Tour & Design” marks in various classes in Canada. We have trademark applications pending for “World Poker Tour” and for “WPT” in five additional countries. We have registered approximately 200 Internet domain names, including the following: www.worldpokertour.com; worldpokertour.net; worldpokertour.biz; wptonline.com; and wptonline.net. We also have proprietary rights to our portfolio of unregistered copyrighted materials, which includes the episodes of the televised programming that we produce, subject to licenses related to these episodes provided under our agreement with the Travel Channel and our international telecast license agreements.

We currently have three U.S. patent applications and international patent applications pending. The three patent applications relate to (1) a specially designed poker table that uses integral lighting, (2) a method for exhibiting a card game in a video format, and (3) a method for controlling the pace of a card game. We believe that our special poker table is conducive to television recording in a way that is superior to other poker tables. We further believe that our method for exhibiting video and graphics on a television screen provides viewers with an individualized perspective of each player’s cards. Our method for controlling the pace of a card game also is believed to enhance viewer interest. Together, these technologies are designed to heighten the on-screen drama of tournament poker play.

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

It is our policy to require each of our employees, consultants, crew members, and other persons rendering services in connection with our television programs to execute an agreement which contains both a (i) confidentiality provision pursuant to which each such person agrees not to disclose confidential and proprietary information, and (ii) “work made for hire” provision pursuant to which each such person agrees that any intellectual property developed in connection with our projects by such person during the course of his or her employment (or, if not an employee, during the term of such person’s engagement) is created on a “work made for hire” basis and is owned by us.

Employees

As of January 1, 2006, we had 83 full-time employees. We utilize a number of production and marketing personnel on a temporary basis to assist in the production of the World Poker Tour and Professional Poker Tour television series episodes. We also have agreements with Mike Sexton, Vince Van Patten and Courtney Friel, our current on-air talent for the WPT, and have agreements with Mark Seif, Matt Corboy, and Kaye Han, our current on-air talent for the PPT.

Our post production group is currently operating under a collective bargaining agreement with the International Alliance of Theatrical Stage Employees (IATSE). We consider our relationships with our employees to be satisfactory.

Item 1A.  Risk Factors

In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by us or on our behalf.

Risks Related to Our Business

The revenues we receive under our agreements with the Travel Channel and Discovery Communications have been and continue to be our most significant source of revenue; the termination or impairment of these agreements would materially and adversely affect our results of operations.

Under our agreements with the Travel Channel, LLC, we have granted the Travel Channel exclusive licenses to exhibit our WPT Seasons One through Four programming on television in the U.S. and options to acquire similar licenses for the episodes comprising each of Seasons Five through Seven, which is expected to be completed in 2009. Our agreement with Discovery Communications, Inc., the Travel Channel’s parent company, granted the Travel Channel a license to air Season One of the PPT and options to acquire similar licenses for Seasons Two through Four. Because the license fees we receive from the Travel Channel have been and will continue to be our most significant source of revenue, comprising approximately 61% of our total historical revenues, our failure to maintain or replace our agreements with the Travel Channel with comparable license agreements prior to the material growth of other revenue streams would have a material adverse effect on our financial condition and our results of operations and cash flow. Even following the growth of other revenue streams, our failure to maintain our license agreements with the Travel Channel would be detrimental to the viability of the World Poker Tour and PPT brands and, consequently, would have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of our common stock.

Our agreements with the Travel Channel grant rights to the Travel Channel that could impact the value of our World Poker Tour and Professional Poker Tour brands and place some limits on our growth.

While we believe our agreements with the Travel Channel are favorable for us, the agreements grant the Travel Channel certain rights that could impact the value our World Poker Tour and Professional Poker Tour brands and place some limits on our growth. For example:

•	The Travel Channel has options to obtain exclusive U.S. telecast rights to the World Poker Tour television series through Season Seven, which will not be completed until 2009, and options for the Professional Poker Tour through Season Four, which will not be completed before 2010.

•	If we elect to discontinue organizing tour stops under the WPT or PPT name, the Travel Channel will have a right of first negotiation and last refusal to acquire all of our rights to continue such activities. This right of first negotiation and last refusal may hinder our ability to negotiate with other parties who may be interested in purchasing these rights and, as a result, could negatively impact the consideration we may receive upon any attempt by us to exercise these rights.

•	If the Travel Channel exercises its options for Seasons Five through Seven of the WPT, and provided that the Travel Channel is not in material breach of the agreement, the Travel Channel will have an exclusive right of first negotiation and last refusal with respect to the development and/or production of any additional programs covering or presenting WPT tournaments, and similar rights with respect to the PPT.

•	The license fees we receive under our agreements with the Travel Channel increase at a prescribed rate for each new season of the WPT and remain fixed for each new season of the PPT. As a result, obtaining high ratings will not increase the amount of telecast license fees we will receive from the Travel Channel during the terms of the agreements.

•	While we have retained worldwide television rights to telecast WPT and PPT episodes outside the U.S. and the right to pursue other business activities related to the WPT and PPT events and brands, the Travel Channel has the right to receive 15% of our adjusted gross revenues from all DVD and home video sales, merchandising and publishing activities and international television licenses.

•	Our agreements with the Travel Channel permit us to increase the number of televised seasonal tour stops on the WPT up to 17, but such increase is subject to the Travel Channel’s approval of the tournament venue in certain instances.

•	As is customary in most production agreements with television networks, the Travel Channel retains final edit rights over the WPT and PPT programs that we produce. If the Travel Channel exercises these rights in a manner that diminishes the quality of our programs or negatively affects relationships that are important to our programming, including those with the casinos hosting the poker tournaments at which we film our shows, its actions could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flow and, ultimately, the price of our common stock.

•	In the event we secure a naming rights sponsorship for the WPT television series, we are required to remit to the Travel Channel 10% of the season-over-season increases in the adjusted gross revenue we receive from the sponsor for these naming rights.

•	We are permitted to incorporate an entitlement sponsorship into the WPT televised episodes as long as the Travel Channel reasonably consents to the sponsor and the sponsor purchases a minimum amount of advertising from the Travel Channel. We do not share in any advertising revenue paid to the Travel Channel from our sponsors. We granted the Travel Channel an exclusive right to sell audio-visual sponsorships, other than naming rights, to be integrated into our programming, and we have agreed to cooperate with the Travel Channel in order to accomplish this integration. We are not entitled to share in the Travel Channel’s proceeds from such sponsorship sales.

•	We are not permitted to incorporate any sponsorship elements into the PPT television series without the Travel Channel’s mutual consent.

•	With respect to both the WPT and PPT television series, we are subject to holdback provisions that extend beyond the license period for each season. These holdback periods may impact our ability to resell this programming into secondary markets in the U.S. or the timing of such sales.

Our success depends on our current brand and any future brands we may develop, and if the value of our brands were to diminish, our business would be adversely affected.

Our success depends on our current WPT brand, which consists of a portfolio of trademarks, service marks and copyrighted materials, and the development of other brands, such as the PPT. Our portfolio includes, but is not limited to, existing and future episodes of the televised programming produced in connection with our existing and future brands and certain elements of these episodes, trade names and other intellectual property rights and any future brands we develop. In connection with our branding and licensing operations, we have entered into an agreement with Brandgenuity LLC to seek licensing opportunities for the WPT brand. While specific contractual provisions require that the licensees brought to us by Brandgenuity maintain the quality of our brands, we cannot be certain that our licensees or their manufacturers and distributors will honor their contractual obligations or that they will not take other actions that will diminish the value of our brand prior to our ability to detect and prevent any such actions.

There is a risk that we may not be able to protect the format of our episodes, our current and future brands and our other proprietary rights.

We are susceptible to others imitating our television show format and other products and infringing on our intellectual property rights. We currently believe that several competitive poker-related television programs use exhibition methods and technology that might infringe on one or more claims of our pending patent applications. We have issued letters to the producers of these programs, notifying them that we have intellectual property rights in such technology, and that we intend to vigorously enforce such rights in order to protect our proprietary processes. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense, may reduce our profits and may not adequately protect our intellectual property rights upon which we are substantially dependent. In addition, the laws of certain foreign countries do not always protect intellectual property rights to the same extent as the laws of the U.S. Imitation of our television show formats and other products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues.

Any litigation or claims against us based upon our intellectual property or other third party rights, whether or not successful, could result in substantial costs and harm our reputation. In addition, such litigation or claims could force us to do one or more of the following: to cease exploitation of our television series and related products or portions thereof that violate the potentially infringed third party rights or intellectual property, which would adversely affect our revenue; to negotiate a license from the holder of the intellectual property or other right alleged to have been infringed, which license may not be available on reasonable terms, if at all; or to modify our television series and related products or portions thereof to avoid infringing the intellectual property or other rights of a third party, which may be costly and time-consuming or impossible to accomplish.

Early termination of our agreements with member casinos or violation by member casinos of the restrictive covenants contained in these agreements could negatively affect the size of telecast audiences and lead to declines in the performance of all of our other lines of business.

We have entered into written agreements with all of the member casinos that host the World Poker Tour and Professional Poker Tour tour stops except Aviation Club de France, located in Paris, France, which currently participates as a tour stop under an unwritten arrangement. The WPT agreements were originally for a term of five years and, although some member casinos have a bilateral option, most of the agreements provided us with a unilateral option to renew on the same terms for another five years. In September 2004, we exercised our right to renew most of these agreements. However, in each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour lineup and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time before the date of the tournament, which is generally four to six months. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament. If a significant number of these casinos were to terminate the agreements and/or allow a competing company to telecast their tournaments in violation of these restrictions or after their expiration for the restricted time period, this could result in a decline in our future telecast audiences, which in turn would lead to declines in the performance and success of our other lines of business. For the first season of the PPT, each member casino signed an agreement covering only one event. We anticipate executing new agreements with each member casino that participates in subsequent seasons of the Professional Poker Tour.

To date, four member casinos that have hosted World Poker Tour tour stops have chosen to no longer participate as hosts of World Poker Tour events. We have subsequently replaced each of these venues with additional tour stops, and do not believe that their withdrawal has had a significant impact on the quality of the Tour or on our business.

Termination or impairment of our relationships with key licensing and strategic partners could adversely affect our revenues and results of operations.

We have developed relationships with key strategic partners in many areas of our business, including poker tournament event sponsorship, merchandise licensing, corporate sponsorship, Internet gaming development and international distribution. We hope to derive significant income from our licensing arrangements, and our agreements with our strategic partners are vital to finding these licensing arrangements. If we were to fail to manage our existing licensing relationships, this failure could have a material adverse effect on our financial condition and results of operations. We would also be materially adversely affected if we were to lose our rights under any of our other key contracts or if the counterparty to any of these contracts were to breach its obligations to us. We rely on a limited number of contracts under which third parties provide us with services vital to our business. These agreements include:

•	our agreement with Brandgenuity LLC, pursuant to which it negotiates third party consumer product licensing agreements;

•	our agreements with Alfred Haber Distribution, Inc., pursuant to which it identifies potential licensees and negotiates licenses to telecast the World Poker Tour and Professional Poker Tour television programs on television networks outside of the U.S.; and

•	our agreement with WagerWorks, pursuant to which WagerWorks operates and manages our WPT-branded real-money gaming website, WPTonline.com. The website is designed not to accept bets from players in the U.S. and other restricted jurisdictions. Players in these jurisdictions may play on a play-for-free version of WPTonline.com.

If our relationship with any of these or certain other third parties were to be interrupted, or the services provided by any of these third parties were to be delayed or deteriorate for any reason without being adequately replaced, our business could be materially adversely affected. If we are forced to find a replacement for any of these strategic partners, this could create disruption in our business and may result in reduced revenues, increased costs or diversion of management’s attention and resources.

In addition, while we have significant control over our licensed products and advertising, we do not have operational and financial control over these third parties, and we have limited influence with respect to the manner in which they conduct their businesses. If any of these strategic partners experiences a significant downturn in its business or were otherwise unable to honor its obligations to us, our business could be materially disrupted.

We are currently evaluating the impact of changing our online gaming service provider from WagerWorks to another strategic partner. We cannot be assured that we will find a suitable replacement to WagerWorks or that a transition to such a replacement would not result in a material adverse impact to our online gaming business.

The loss of the services of Steven Lipscomb or other key employees or on-air talent or our failure to attract key individuals would materially and adversely affect our business.

We are highly dependent on the services of Steven Lipscomb, who is the creator and Executive Producer of the World Poker Tour and Professional Poker Tour television series and currently serves as our President and Chief Executive Officer. The provision of Mr. Lipscomb’s services in connection with our television series is required under our agreements with the Travel Channel. Although we have entered into an employment agreement with Mr. Lipscomb governing his employment through December 29, 2006, Mr. Lipscomb may elect to decrease the level of his involvement with us or terminate his employment altogether prior to the expiration of this term. A voluntary or involuntary termination of Mr. Lipscomb’s employment would result in a breach of our agreements with the Travel Channel and would have a material adverse effect on our business operations and negatively impact the market price of our common stock.

Our continued success is also dependent upon retention of other key management executives who have been instrumental in our success thus far and upon our ability to attract and retain employees and on-air talent to implement our corporate development strategy and our branding and licensing efforts. The loss of some of our senior executives, or an inability to attract or retain other key individuals, could materially adversely affect us. Growth in our business is dependent, to a large degree, on our ability to retain and attract such employees. We seek to compensate and provide incentives to our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans, but we can make no assurance that these programs will allow us to retain key employees or hire new employees. In addition, our future success may also be affected by the potential need to replace our key on-air talent at an inopportune time, such as midway through the tapings of a season of the WPT or PPT television programs.

We will face a variety of risks as we expand into new or complementary businesses in the future.

Our core operations have consisted of marketing, promoting and licensing our televised entertainment, selling, or licensing the right to manufacture and sell, our branded merchandise and the marketing and promotion of our WPT-branded real-money gaming website, WPTonline.com. Our current strategic objectives include not only further development and enhancement of our existing business but also the entry into new or complementary businesses, such as expansion of our current business operations into international markets and the development of poker-related educational content. We are also exploring other opportunities to leverage the World Poker Tour brand, including the potential development of additional television programming and radio programming, book and magazine publishing, creating feature length films for television or theatrical release and launching a television network. The following risks associated with expanding into new or complementary businesses by investment, licensing, acquisition, strategic alliance, co-production or other arrangements could have a material adverse effect on our business, operating results and financial condition and the price of our common stock:

•	potential diversion of management’s attention and resources from our existing business and an inability to recruit or develop the necessary management resources to manage new businesses;

•	unanticipated liabilities or contingencies from new or complementary businesses or ventures;

•	potential operating losses from new business ventures;

•	reduced earnings due to potential impairment charges, increased interest costs and additional costs related to the integration of acquisitions;

•	potential reallocations of resources due to the growing complexity of our business and strategy;

•	competition from companies engaged in the new or complementary businesses that we are entering;

•	possible additional regulatory requirements and compliance costs;

•	dilution of our stockholders’ percentage ownership or an increase of our leverage when issuing equity or convertible debt securities or incurring debt; and

•	potential unavailability on acceptable terms, or at all, of additional financing necessary for expansion.

Our further expansion into foreign markets will subject us to additional business risks.

We intend to further expand our business in foreign markets, including continued international distribution of our U.S. telecasts, creating additional poker tours in foreign countries, distributing branded merchandise in foreign countries and pursuing Internet gaming ventures in international markets. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures and the status of regulatory requirements that may restrict the sales of our products, increase costs of foreign production or other costs or prohibit Internet gaming activities in international jurisdictions. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in significant increases or decreases in our costs and earnings.

Lakes Entertainment, Inc. is our majority shareholder and is able to effectively control our management and operations.

Lakes Entertainment, Inc. through its wholly owned subsidiary, Lakes Poker Tour, LLC, owns 12,480,000 shares of our outstanding common stock, representing approximately 62% of our voting power. Lakes Entertainment, together with our directors and executive officers, beneficially owns approximately 14,823,332 shares of our common stock, which represents approximately 74% of our voting power. As a result, Lakes Entertainment, either alone or together with our directors and executive officers, controls the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. Therefore, Lakes Entertainment indirectly controls our management through the election and removal of members of the Board of Directors. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Lakes Entertainment, Inc. may make sales of our common stock into the market that could depress the price of our common stock.

Lakes Entertainment, Inc. has announced that they are evaluating strategic options including, but not limited to, the sale of some or all of their shares of our common stock. The outcome of this evaluation cannot be reasonably foreseen, and we cannot predict the impact it may have on the market price of our common stock or on our business. Additionally, in December 2005, we entered into an agreement with Lakes Entertainment under which we agreed to register the shares of our common stock owned by Lakes Entertainment. In February 2006, Lakes Entertainment pledged all of such shares to its lender as collateral for a loan. We agreed that the registration statement covering the resale of such shares would include sales by the lender in the event of foreclosure. Under its agreements with its lender, Lakes Entertainment is permitted to make sales of shares of our common stock, subject to certain limitations. If Lakes Entertainment makes significant sales of our common stock, or if Lakes Entertainment defaults on the loan and the lender makes significant sales of our common stock, these sales could adversely affect the market price of our common stock or increase the volatility of the market price.

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

Risks Related to Our Industry

Our television programming may be unable to maintain a sufficient audience for a variety of reasons, many of which are beyond our control.

Television production is a speculative business because revenues and income derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is telecast, the promotion and scheduling of the programming and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be negatively impacted by excessive telecasting of the programming beyond viewers’ saturation thresholds. The World Poker Tour television series, while still the highest-rated show on the Travel Channel, has had decreased Nielsen ratings in the past year in part due to an increasing number of competing poker-related shows. If the World Poker Tour television series is unable to maintain high ratings throughout the term of the Travel Channel agreement, or if the Professional Poker Tour fails to build a significant audience, the Travel Channel may elect not to exercise its options for additional episodes and seasons, in which event we may be unable to negotiate U.S. telecast license agreements on terms that are favorable, or at all.

Our ability to create and license our television programming profitably may be negatively affected by adverse trends that apply to the television production business generally.

Television revenues and income may be affected by a number of factors, many of which are not within our control. These factors include a general decline in television viewers, pricing pressure in the television advertising industry, strength of the stations on which our programming is telecast, general economic conditions, increases in production costs and availability of other forms of entertainment and leisure time activities. All of these factors, as well as others, may quickly change and these changes cannot be predicted with certainty. Our future licensing opportunities may also be adversely affected by these changes. Accordingly, if any of these changes were to occur, the revenues and income we generate from television programming could decline.

A decline in general economic conditions or the popularity of our brand of televised poker tournaments could adversely impact our business.

Because our operations are affected by general economic conditions and consumer tastes, our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes and thus a decline in general economic conditions could, in turn, have a material adverse effect on our business, operating results and financial condition and the price of our common stock. An economic decline could also adversely affect our corporate sponsorship business, sales of our branded merchandise and other aspects of our business.

The continued popularity of our type of entertainment is vital in maintaining the ability to leverage our brand and develop products or services that appeal to our target audiences, which, in turn, is important to our long-term results of operations. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public opinion could have a material adverse effect on our business, operating results and financial condition and, ultimately, the price of our common stock.

The political or social climate regarding gaming and poker could negatively impact our ability to negotiate future telecast license arrangements, retain certain of our member casinos or pursue Internet gaming ventures as a potential source of future revenue.

Although the popularity of poker, in particular, and gaming, in general, has recently been growing in the U.S. and abroad, gaming has historically experienced backlash from various constituencies and communities. Currently, the legal status of Internet-based casinos and cardrooms is unclear under U.S. law and under the laws of other countries. Based on the uncertain regulatory environment surrounding the marketing and promotion of Internet-based casinos and cardrooms to viewers in the U.S., the Travel Channel, which has final edit rights to the shows that it telecasts, has indicated it will likely not display the “dot com” names or logos of Internet-based casinos and cardrooms in its telecasts, although it has expressed a willingness to display names and logos from strictly play-for-free “dot net” websites from our member casinos. Of the three Internet cardrooms that have been World Poker Tour member casinos, two have recently terminated their agreements with us to be member casinos, and the third has indicated that it may terminate its agreement with us. Those withdrawals forced us to seek tournaments to replace those hosted by those online cardrooms with other events. Although we were able to secure other tournaments to replace the tournaments held by the withdrawing members, we may be unable to replace other tournaments, if other member casinos terminate their agreements with us without adversely impacting our production schedule. If our production schedule is impacted, it could have an adverse effect on our operating results during the applicable season.

U.S. federal prosecutors have contended that online gambling sites are illegal, and the U.S. government has been trying to curb the activities of offshore Internet casinos by investigating and pressuring American companies that provide services to these sites on the theory that they are aiding and abetting the operations. As part of these activities, U.S. marshals seized funds from the Travel Channel’s parent company, Discovery Communications, Inc., that initially belonged to a Costa Rica-based Internet casino operation that paid Discovery Communications for television spots to advertise an online poker room. This focus on Internet gambling sites may eliminate these sites as sources of advertising revenue for television networks that exhibit poker-related programming, thereby potentially impacting the value of such programming to these networks. If this occurs, it may negatively affect our ability to negotiate future telecast license arrangements on terms that are most advantageous to us.

Government regulation of online gaming in foreign countries may restrict the activities or affect the financial results of our online venture that is under development.

On February 3, 2005, we finalized an agreement with a subsidiary of WagerWorks, Inc. to develop a WPT-branded real-money gaming website. The site, WPTonline.com, officially launched on June 29, 2005. WPTonline.com does not accept bets from players in the U.S. and other restricted jurisdictions. Players in these jurisdictions may play on a play-for-free version of WPTonline.com. The website is hosted from Alderney, one of the United Kingdom’s Channel Islands. While the website is licensed by the Alderney Gambling Control Commission, and while we believe that WagerWorks is in compliance with all international Internet gaming regulations, we cannot be certain that WagerWorks will be allowed to accept wagers in all the markets we plan to enter. Pursuant to our agreement with WagerWorks, we are reliant on the revenues derived from the license of rights to WagerWorks. We are also reliant on WagerWorks for compliance with all applicable regulations, including ongoing verification that improper wagers are not placed on WPTonline.com. If WagerWorks’ compliance or verification is inadequate, regulators in the U.S. or other jurisdictions may impose fines or other sanctions or threaten or take other actions that could adversely affect our reputation and the revenues we derive from the license of rights to WagerWorks. We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, we expect that on-air promotion of WPTonline.com via international World Poker Tour television telecasts will continue to be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecasts and certain laws or regulations may restrict the type of advertising in general in those territories. If these restrictions occur, our costs of customer acquisition may be substantially higher than anticipated.

Internet gaming is a relatively new industry and, therefore, we do not know if the market will continue to develop and our products and services to be offered through our online gaming website, WPTonline.com, will be in demand.

Internet gaming is a relatively new industry that continues to rapidly evolve and is characterized by an increasing number of market entrants. Our online gaming website, WPTonline.com, is still in its initial stages of developing a player base. If the Internet gaming market becomes saturated with competitors, or if our products and services to be offered through our online gaming website do not achieve market acceptance, we could incur losses in connection with our investment in our online venture with WagerWorks and our future business, operating results and financial condition could be adversely affected.

Our quarterly results may fluctuate, causing fluctuation of our stock price that may negatively affect the value of our common stock.

Under our license agreements for the WPT and PPT, the Travel Channel pays us for each episode upon delivery. Therefore, our quarterly revenue can fluctuate significantly depending on the number of episodes delivered in any one quarter. In addition, the sales of consumer products that utilize our licensed intellectual property vary greatly, due to holiday seasons, school schedules, season changes and other outside factors. As a result, our financial results can be expected to fluctuate significantly from quarter to quarter, leading to volatility and a possible adverse effect on the market price of our common stock.

The television entertainment market in which we operate is highly competitive and competitors with greater financial resources or marketplace presence may enter our markets to our detriment.

We compete with other poker-related television programming, including ESPN’s coverage of the World Series of Poker, Fox Sports Net’s exhibition of the Late Night Poker television show, NBC’s exhibition of the NBC National Heads-Up Poker Championship and Bravo’s exhibition of the Celebrity Poker Showdown, among others. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. Based on the popularity of these poker-related televised programs, we believe that additional competing televised poker programs may currently be in development or may be developed in the future. Our programming also competes for telecast audiences and advertising revenue with telecasts of mainstream professional and amateur sports, as well as other entertainment and leisure activities. These competing programs and activities and brands that may result therefrom may decrease the popularity of the World Poker Tour or Professional Poker Tour series and dilute our brands. This would adversely affect our operating results and financial condition and, ultimately, the price of our common stock.

The online gaming market in which we operate is highly competitive and competition with greater financial resources or marketplace presence may make it difficult for our online gaming venture to gain any market share.

Our online gaming website, WPTonline.com, faces competition from several larger, more experienced and established online gaming websites, including PartyPoker.com which is estimated by PokerPulse.com, a website that tracks the number of players in online poker rooms, to maintain over a 50% market share in the global poker market, PokerStars.com, UltimateBet.com and many others. These and other competitors have significant marketing and operational experience advantages over us. In addition, the U.S. Department of Justice believes online gaming is illegal in the U.S. Our competitors accept bets from players in the U.S., where the bulk of the world’s poker players are located, which gives these competitors a significant advantage since WPTonline.com does not permit bets from U.S. players. If we are not able to compete successfully with these other operators and build market share, it would adversely affect our operating results and financial condition and, ultimately, the price of our common stock.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Corporate Office Facility

We currently lease approximately 16,000 square feet of executive office space located in Los Angeles, California. The lease commenced in March 2005 with a term of seventy-five months and an annual base rent of approximately $475,000. In addition, we film our poker tournaments at casinos throughout the world pursuant to agreements with our member casinos.

Item 3.	Legal Matters

In late 2005 and early 2006, we were involved in a dispute with the Travel Channel in connection with licensing the PPT for telecast. Under the WPT agreements between us and the Travel Channel, the Travel Channel is afforded the right to negotiate with us with respect to certain types of programming developed by us during a sixty-day period. Pursuant to the WPT agreements, we had submitted the PPT to the Travel Channel and began negotiations, but failed to reach an agreement with the Travel Channel within the allotted negotiation window. Consequently, we began discussions with other networks. While we later revived our attempts to reach a deal with the Travel Channel after its exclusive bargaining window had ended, we ultimately received an offer from another network. We submitted this offer to the Travel Channel pursuant to its contractual last right to match the deal as specified under the WPT agreements. Thereafter, the Travel Channel sent letters to us and the other broadcaster asserting, among other things, that we were not entitled to complete a deal for the PPT with a third party.

In response to the Travel Channel’s communications, we filed suit in California Superior Court in September 2005, alleging that the Travel Channel had interfered with our prospective contractual relationship with a third party as well as attempted to contravene our express contractual right to produce non-World Poker Tour branded programs covering poker tournaments. After a series of motions and cross-motions between the parties, on January 25, 2006, we settled the dispute and entered into a settlement agreement with the Travel Channel, as well as agreements with the Travel Channel with respect to certain amendments to the WPT agreements and the licensing of the PPT for telecast on the Travel Channel.

We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock trades on the Nasdaq National Market under the symbol WPTE.

The high and low sales prices per share of the Company’s common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the Nasdaq National Market:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Year Ended	January 1, 2006 High	$20.97	$24.40	$29.50	$9.07
	Low	11.27	11.88	8.30	5.65
Year Ended	January 1, 2005 High	—	—	11.00	17.48
	Low	—	—	6.32	7.65

On March 2, 2006, the last reported sale price for the common stock was $6.70 per share. As of March 2, 2006, the Company had approximately 4,886 shareholders of record.

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

The Selected Financial Data presented below should be read in conjunction with the “Financial Statements and Supplemental Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” both of which are included elsewhere in this Form 10-K.

	Year Ended	Year Ended	Year Ended
	January 1, 2006	January 2, 2005	December 28, 2003

Revenues	$18,063	$17,557	$4,260
Gross profit	8,076	7,313	1,573
Expenses:
Selling and administrative	13,926	6,501	1,817
Depreciation	161	131	107

Earnings (loss) from operations	(6,011)	681	(351)
Interest income	1,017	146	—
Interest expense, related party	—	(34)	(142)
Income tax provision	(9)	(41)	—

Net earnings (loss)	$(5,003)	$752	$(493)

Net earnings (loss) per common share — basic	$(0.26)	$0.05	$(0.04)
Net earnings (loss) per common share — diluted	$(0.26)	$0.04	$(0.04)
Weighted average common shares outstanding — basic	19,575	15,856	13,213
Dilutive effect of restricted stock	—	1,293	—
Dilutive effect of stock options	—	901	—
Dilutive effect of common stock subject to repurchase	—	30	—

Weighted average common shares outstanding — diluted	19,575	18,080	13,213

	January 1, 2006	January 2, 2005

Balance Sheet Data:
Current assets	$33,793	$35,959
Total assets	46,260	37,113
Current liabilities	7,887	4,926
Note payable to parent	—	—
Deficit	(6,208)	(1,205)

Selected Quarterly Financial Information (Unaudited):

Year ended January 1, 2006 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4

Revenues	$4,103	$6,600	$2,128	$5,232
Gross profit	915	2,223	1,567	3,370
Loss from operations	(1,858)	(650)	(1,808)	(1,695)
Net loss	(1,602)	(426)	(1,554)	(1,420)
Loss per share:
Basic and diluted	$(0.08)	$(0.02)	$(0.08)	$(0.07)

Year ended January 2, 2005 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4

Revenues	$4,140	$4,719	$2,974	$5,725
Gross profit	1,668	2,074	1,032	2,540
Earnings (loss) from operations	833	876	(520)	(508)
Net earnings (loss)	792	887	(468)	(459)
Earnings (loss) per share:
Basic	$0.06	$0.06	$(0.03)	$(0.02)
Diluted	$0.05	$0.06	$(0.03)	$(0.02)

Year ended December 28, 2003 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4

Revenues	$550	$2,954	$377	$379
Gross profit (loss)	(370)	1,784	97	62
Earnings (loss) from operations	(693)	1,361	(413)	(606)
Net earnings (loss)	(730)	1,324	(442)	(645)
Earnings (loss) per share:
Basic	$(0.06)	$0.10	$(0.03)	$(0.05)
Diluted	$(0.06)	$0.08	$(0.03)	$(0.05)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We create branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, airs in the U.S. on the Travel Channel and in more than 140 territories globally. We have four operating units:

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since our inception, the WPT Studios division has been responsible for approximately 76% of our total revenue. We license the WPT series to the Travel Channel, L.L.C. (TRV or Travel Channel) for telecast in the United States under an exclusive license agreement. We also have license agreements for the distribution of our World Poker Tour episodes in over 140 territories, for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses. In addition, we recently signed a license agreement with TRV to telecast our new Professional Poker TourTM, or PPT, series, which is expected to begin airing in the third quarter of 2006. We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).

We have entered into a series of agreements with TRV for the U.S. distribution of the WPT television series (the WPT Agreements). Since our inception, fees from TRV under the WPT Agreements have been responsible for approximately 61% of our total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by Discovery Communications) in the U.S. for four years (three years for the episodes in Season One). We have produced three complete seasons of the World Poker Tour series under the WPT Agreements, and Season Four is currently in production. TRV also has options to license the following three seasons (Seasons Five through Seven).

Under the WPT Agreements, TRV pays fixed license fees for each episode we produce, which are payable at various times during the pre-production, production and post-production process and are recognized upon TRV’s receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to the cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Four of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

		Number of
	Date of TRV	Episodes	Production Period
World Poker	Agreement or	(Including	and Delivery of	Initial Telecast of
Tour Season	Option for Season	Specials)	Episodes to TRV	Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
			(expected)

We have also entered into an agreement with TRV for the U.S. distribution of the PPT television series. Similar to the WPT Agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by Discovery Communications) in the U.S. for four years. We are currently in production on Season One of the PPT, and TRV has options to license the following three seasons (Seasons Two through Four). In accordance with our accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, we expensed approximately $4.3 million of production expenses related to the Professional Poker Tour through January 1, 2006. With the agreement to telecast the PPT now complete we will capitalize additional expenses associated with the production of the show beginning in the first quarter of 2006 to be expensed as episodes are delivered to the Travel Channel.

Further, under the WPT and PPT Agreements, TRV has the right to receive a percentage of our adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met.

WPT Consumer Products, our branded consumer products division, generates revenues principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. We have generated significant revenues from existing licensees, including US Playing Card, mForma, Jakks Pacific, and MDI. We also have a number of licensees that are developing new licensed products including slot machines from IGT, and interactive television games from Pixel Play.

WPT Corporate Alliances, our sponsorship and event management division, generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two and Three of the World Poker Tour series on TRV. During the third quarter of 2005, Anheuser-Busch announced that its sponsorship in Season Four will now feature its largest brand, Budweiser, as the official beer of the World Poker Tour on the Travel Channel.

WPT Online Gaming, our online poker and casino gaming division, generates revenue through our agreement with WagerWorks, Inc. (WagerWorks) pursuant to which we granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of our brand, WagerWorks shares with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com officially launched on June 29, 2005 and has generated approximately $0.9 million in revenue through January 1, 2006, compared to costs of revenues of approximately $0.4 million and sales and marketing expenses of approximately $2.5 million.

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

In accordance with the terms of the WPT and PPT Agreements, we recognize domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we currently do not consider collectibility of international television license revenues to be reasonably assured until the international distributor has received payment, and accordingly, we do not recognize such revenue until that time. Additionally, we present international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, our online gaming service provider, for online poker and casino activity during the previous month. In accordance with EITF 99-19, we present online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues, since we have the ability to adjust price and specifications of the online gaming site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site. We include certain promotional expenses related to free bets and deposit bonuses along with customer chargebacks as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned by us, as well as casino host fees and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets.

Deferred television costs:  We account for deferred television costs in accordance with SOP No. 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation. Accordingly, television costs related to the new PPT series were expensed as incurred, since a licensing agreement had not been executed and the Company did not have a firm distribution commitment for the series. However, in January 2006, the Company signed a distribution agreement for the PPT with Discovery Communications, Inc., the parent company of the Travel Channel, therefore, ongoing PPT television costs will be capitalized beginning in the first quarter of 2006, and will be expensed as episodes are delivered to the Travel Channel. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 100% of capitalized television costs at January 1, 2006, will be expensed by the end of fiscal 2006.

Investment:  Until October 2005, we had an investment, consisting of a 15% equity interest (carried at a nominal cost basis) in and a loan receivable from PokerTek, a company formed in August 2003 to develop and market the PokerPro system, an electronic poker table designed to provide a fully automated poker room environment, to tribal casinos, commercial casinos and card clubs. As a result of PokerTek’s public offering in October 2005, our ownership interest was diluted to 11.7% (See Note 6 to our financial statements). Lyle Berman, who is our Executive Chairman of the Board, and his son Bradley Berman collectively own approximately 9% of PokerTek as of January 1, 2006. Lyle Berman also serves as Chairman of the Board of PokerTek, and received options to purchase 200,000 shares of common stock in the company.

As discussed in Note 6 to the financial statements, we accounted for this investment as “available for sale” pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and adjusted the investment to fair market value of $10.6 million at January 1, 2006, with a change in fair market value accounted for as other comprehensive income in the Statement of Stockholder’s Equity.

Income taxes:  Prior to our conversion from World Poker Tour, LLC, to a C-Corporation in July 2004, we were not a tax-paying entity for federal and state income tax purposes. The member’s allocable share of our taxable income (loss) was taxed on the member’s income tax returns. Therefore, no provision or liability for federal or state income taxes had been included in the financial statements. Upon conversion, we became liable for federal and state taxes on taxable income earned subsequent to the conversion.

We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, we must establish a valuation allowance. Our current growth plans potentially may include international expansion, primarily related to our online gaming business, expansion of our television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses. Although we anticipate that all potential strategies will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on our limited earnings history and current level of uncertainty, combined with our cautious optimism, we believe a valuation allowance continues to be appropriate for deferred tax assets.

Stock-based compensation:  To date we have accounted for equity-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Compensation expense for stock option grants issued to employees is recorded to the extent the fair market value of the stock on the date of grant exceeds the option price. Compensation expense for restricted stock grants is measured based on the fair market value of the stock on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.

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

Recently issued accounting pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) was issued in December 2004 and requires that compensation cost related to all share-based compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. We have not completed our evaluation or determined the future impact of adopting SFAS No. 123R, which may be material to our results of operations when adopted during the first quarter of fiscal year 2006 and thereafter. See Note 2 to our financial statements for more information about WPTE’s accounting for equity-based compensation expenses, including the pro-forma effects on the periods presented had we applied SFAS 123.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles whenever the newly adopted standard does not include specific transition provisions. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by adopting SFAS No. 154 when it becomes effective.

Results of Operations

Fiscal Year Ended January 1, 2006 (Fiscal 2005) Compared to Fiscal Year Ended January 2, 2005 (Fiscal 2004)

Revenues.  Our total revenues increased by $0.5 million (2.9%) during fiscal 2005 compared to fiscal 2004. Domestic television license fees decreased $5.1 million (39.9%) in 2005 compared to 2004. The decrease is primarily attributable to the delivery of 13 episodes of Season Three and 5 episodes of Season Four in 2005 (18 total episodes) compared to 24 episodes of Season Two and 8 episodes of Season Three in 2004 (32 total episodes). Product licensing revenues increased $2.5 million (126.9%) in 2005 compared to 2004. This increase is primarily due to a full year of licensing efforts. International television license fees increased $1.7 million (152.0%) due to increased distribution agreements in fiscal 2005. Online gaming, host fees, sponsorship and merchandise revenues also increased $1.4 million (79.2%) in 2005 compared to 2004, of which $0.9 million is due to the online gaming launch during 2005.

Cost of Revenues.  Cost of revenues decreased by approximately $0.3 million (2.5%) in 2005 compared to 2004. The decrease was primarily due to a fewer number of episodes being delivered to TRV during 2005 compared to 2004 (18 episodes vs. 32 episodes, respectively), as well as decreased consultant stock option expense of approximately $0.4 million. This decrease was partially offset by increases of $2.9 million in PPT production costs expensed, as well as the addition of online gaming cost of revenues.

Gross Margins.  Overall gross margins were 45% in 2005 compared to 42% in 2004. Domestic television licensing margins were (9%) in 2005 compared to 22% in 2004, with the decrease due primarily to an increase of approximately $2.9 million in production costs related to the PPT expensed in 2005. The revenue increases in 2005 in product licensing and international television helped contribute to the higher overall gross margins in 2005.

Selling and administrative expenses.  Selling and administrative expenses increased $7.4 million (114.2%) in 2005 compared with 2004. This increase was primarily due to an additional $2.5 million in sales and marketing costs related to the WPTonline.com launch incurred during 2005, $0.7 million in additional licensing commissions due to a full year of product licensing efforts and $3.4 million as a result of additional headcount, legal and audit fees incurred during 2005 associated with development, growth and regulatory compliance costs.

Interest income.  Interest income increased by $0.9 million (808.0%) for 2005 compared to 2004, primarily due to higher cash and short-term investment balances, related to the proceeds of our initial public offering, throughout 2005.

Taxes.  Provision for income taxes was $9,000 and $41,000 for 2005 and 2004, respectively, and the effective tax rate for 2005 and 2004 was 0.2% and 5.2%, respectively. As of January 1, 2006, we had federal net operating losses of approximately $17.2 million ($5.8 million related to operations and $11.4 million related to stock option exercises) and state net operating losses of $17.3 million ($5.9 million related to operations and $11.4 million related to stock option exercises).

Outlook

Revenues in the first quarter of fiscal 2006 are forecasted to be in the range of $6.5 — $7.0 million. We expect to deliver six episodes of Season Four of the World Poker Tour in the first quarter of 2006, with the remainder of Season Four episodes to be delivered in the second quarter of 2006. Additionally, we expect to deliver the first four episodes of Season Five of the World Poker Tour by the end of 2006. We expect to deliver all twenty-four episodes of Season One of the PPT during the first three quarters of 2006, and the first five episodes of Season Two of the PPT in the fourth quarter of 2006. Margins for the PPT will be higher in the first few quarters of 2006 as certain production costs have already been expensed. We expect to continue to increase sales and marketing expenses related to WPTonline.com during 2006 in order to increase player traffic on the site. Finally, beginning in the first quarter of 2006, operating and net income will be negatively impacted by the adoption of SFAS 123R, requiring the company to expense employee stock options.

We have engaged Thomas Weisel Partners, LLC as our financial advisor to assist us in exploring strategic alternatives, including, but not limited to, the sale or merger of the business with another entity offering strategic opportunities for growth. There can be no assurance that the exploration of strategic alternatives will result in a transaction.

Fiscal Year Ended January 2, 2005 (Fiscal 2004) Compared to Fiscal Year Ended December 28, 2003 (Fiscal 2003)

Revenues.  Our total revenues increased by $13.3 million (312.1%) for fiscal 2004 compared to fiscal 2003. Domestic television license fees increased $8.8 million (227.5%) in 2004 compared to 2003. The increased license fees resulted from the delivery of 24 episodes of Season Two programming and 8 episodes of Season Three programming in 2004 (32 total episodes) compared to 15 episodes of Season One programming and 1 episode of Season Two programming in fiscal 2003 (16 total episodes). International television licensing, product licensing revenues, casino host fees, sponsorship and merchandise revenues increased by $4.5 million (1,186.4%) in 2004 compared to 2003, primarily due to the introduction of our international television and product licensing businesses in 2004.

Cost of revenues.  Cost of revenues increased by $7.5 million (281.2%) in 2004 compared to 2003. The increase was primarily due to a greater number of episodes being delivered to the Travel Channel during 2004 compared to 2003 (32 and 16, respectively). The increase was also partially due to approximately $0.7 million of production costs incurred in 2004 related to the premiere season of the Professional Poker Tour television series (PPT), which were expensed as incurred since a distribution agreement for the PPT had not been completed. There was also an increase of $1.0 million in equity-based compensation in 2004 compared to 2003, resulting primarily from the increased value of stock options granted to consultants that vested during 2004. Another factor that reduced costs in 2003 was that production costs of $1.0 million incurred in 2002 relating to Season One of the WPT series were expensed, rather than being capitalized and recognized in 2003 when the corresponding revenues were recognized. These costs were expensed in 2002 because an agreement with TRV for distribution of the WPT series had not yet been signed.

Gross Margins.  Overall gross margins were 42% in 2004 compared to 37% in 2003. Domestic television licensing margins were 22% in 2004 compared to 32% in 2003. Domestic television gross margins in 2004 were lower due to approximately $1.2 million in equity-based compensation expense (compared to $0.1 million in 2003) and $0.7 million in production costs related to the PPT. Revenues from international television licensing and product licensing, which were not present during 2003, were the key drivers for the increase in gross margins in 2004.

Selling and administrative expenses.  Selling and administrative expenses increased by $4.7 million (257.8%) in 2004 compared to 2003. Part of the increase in 2004 was the result of increased personnel costs of $1.5 million due to the growth of the company. Additionally, professional service fees increased by $1.7 million due to increased costs related to our becoming a publicly-held company. Sales and marketing expenses increased by $0.9 million in 2004 compared to 2003, primarily due to commissions paid to our third-party licensing agent for consumer product licensing.

Interest income and interest expense.  Interest income was $0.1 million during 2004 due to higher cash and short-term investment balances related to the proceeds of our initial public offering. Interest expense decreased by $0.1 million in 2004 compared to 2003 due to the payoff of our credit line with Lakes Entertainment in 2004.

Taxes.  Provision for income taxes was $41,000 for 2004, and the effective tax rate for 2004 was 5.2%. Prior to our conversion to a corporation in July 2004, we were not a tax-paying entity for federal and state income tax purposes. Therefore, no provision or liability for federal or state income taxes had been included in the financial statements until the conversion.

Liquidity and Capital Resources

From our inception through August 13, 2004, we funded our startup costs, operating costs and capital expenditures through loans from our majority equity owner, Lakes Poker Tour, LLC (Lakes Poker Tour), a wholly owned subsidiary of Lakes Entertainment, Inc. On August 13, 2004, we completed an initial public offering of our common stock. After deducting the underwriting discounts and commissions and the total offering expenses, we received net proceeds from our initial public offering of approximately $32.4 million. At January 1, 2006, we had cash and short-term investments aggregating $28.5 million.

Our principal cash requirements consist of television production costs, payroll and benefits, professional fees, marketing costs, business insurance and office lease costs. In 2005, we also invested significant capital resources in connection with our online venture, WPTonline.com and had aggregate negative operating and investing cash flow of $3.0 million. We intend to use existing funds for working capital and capital expenditures associated with the expansion of our media, online gaming and other businesses and for general corporate purposes. We expect that cash, cash equivalents and short-term investments will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, in February 2006 we realized approximately $5.7 million in net cash proceeds from the sale of a portion of our investment in PokerTek, Inc. (see Note 6 to the financial statements).

However, we may from time to time seek additional capital to fund our operations or fund our expansion plans as circumstances arise. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

The table below sets forth our known contractual obligations as of January 1, 2006:

	Payments Due by Period
					Years 6 and
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	Beyond
	(In thousands)

Operating lease(1)	$2,695	$463	$972	$1,037	$223
Purchase obligations(2)	270	135	135	—	—
Employee obligation(3)	597	597	—	—	—

	$3,562	$1,195	$1,107	$1,037	$223

(1)	The Company signed a new lease, pursuant to which monthly lease payments started in March 2005 at approximately $38,000, which escalate up over the course of the lease to approximately $45,000. The amount set forth in the table above assumes monthly lease payments through May 2011.

(2)	Purchase obligations include contractual obligations related to the establishment of our internet gaming site.

(3)	Employee obligation includes the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

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

Forward-looking information involves important risks and uncertainties that could significantly affect the Company’s anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement. The Company’s forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on the Company’s business of gaming, tax and other regulation and of competition. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, these factors include, among others, the following risk factors:

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

Investors are cautioned that all forward-looking statements involve inherent risks and uncertainties.

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

The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of January 1, 2006, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

Item 8.	Financial Statements and Supplemental Data

WPT ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors
WPT Enterprises, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of WPT Enterprises, Inc. (the Company) as of January 1, 2006 and January 2, 2005, and the related statements of earnings (loss), comprehensive earnings (loss), stockholders’ equity and cash flows for the years ended January 1, 2006, January 2, 2005, and December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPT Enterprises, Inc. as of January 1, 2006 and January 2, 2005, and the results of their operations and cash flows for the years ended January 1, 2006, January 2, 2005, and December 28, 2003, in conformity with accounting principles generally accepted in the United States.

/s/  Piercy Bowler Taylor & Kern
Piercy, Bowler, Taylor & Kern,
Certified Public Accountants and Business Advisors
a Professional Corporation

Las Vegas, Nevada
February 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROLS OVER FINANCIAL REPORTING

Board of Directors
WPT Enterprises, Inc.
Los Angeles, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that WPT Enterprises, Inc. (the Company) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that WPT Enterprises, Inc. maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of WPT Enterprises, Inc. and our report dated February 6, 2006, expressed an unqualified opinion thereon.

/s/  Piercy, Bowler, Taylor & Kern
Piercy, Bowler, Taylor & Kern,
Certified Public Accountants and Business Advisors
a Professional Corporation

Las Vegas, Nevada
February 6, 2006

WPT ENTERPRISES, INC.

Balance Sheets
January 1, 2006 and January 2, 2005

	January 1, 2006	January 2, 2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,737	$4,525
Short-term investments	26,735	27,755
Accounts receivable, net of allowance of $100 and $100	3,091	1,950
Deferred television costs	1,520	917
Deferred tax assets	—	136
Inventory	45	52
Other	665	624

	33,793	35,959

Property and equipment, net	1,271	703
Restricted cash	249	244
Investment	10,627	207
Other assets	320	—

	$46,260	$37,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,550	$710
Accrued payroll and related	246	292
Other accrued expenses	941	644
Deferred revenue	5,150	3,280

	7,887	4,926

Common stock subject to repurchase	—	618

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value authorized 100,000 shares; 20,158 and 19,480 shares issued and outstanding	20	19
Additional paid-in capital	34,113	32,767
Deficit	(6,208)	(1,205)
Accumulated other comprehensive gain (loss)	10,449	(6)
Deferred compensation	(1)	(6)

	38,373	31,569

	$46,260	$37,113

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of (Loss) Earnings
Years Ended January 1, 2006, January 2, 2005 and December 28, 2003

	2005	2004	2003
	(In thousands, except per share data)

Revenues:
License fees:
Domestic television	$7,649	$12,720	$3,884
International television	2,840	1,127	—
Product licensing	4,398	1,938	—

	14,887	15,785	3,884

Online gaming	864	—	—
Event hosting and sponsorship fees	1,894	1,433	250
Other	418	339	126

	18,063	17,557	4,260

Cost of revenues	9,987	10,244	2,687

Gross profit	8,076	7,313	1,573
Expenses:
Selling and administrative	13,926	6,501	1,817
Depreciation	161	131	107

	14,087	6,632	1,924

Earnings (loss) from operations	(6,011)	681	(351)
Other income (expense):
Interest income	1,017	146	—
Interest expense, related party	—	(34)	(142)

Earnings (loss) before income taxes	(4,994)	793	(493)
Income tax provision	(9)	(41)	—

Net earnings (loss)	$(5,003)	$752	$(493)

Net earnings (loss) per common share — basic	$(0.26)	$0.05	$(0.04)

Net earnings (loss) per common share — diluted	$(0.26)	$0.04	$(0.04)

Weighted average common shares outstanding — basic	19,575	15,856	13,213
Dilutive effect of restricted stock	—	1,293	—
Dilutive effect of stock options	—	901	—
Dilutive effect of common stock subject to repurchase	—	30	—

Weighted average common shares outstanding — diluted	19,575	18,080	13,213

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of Comprehensive (Loss) Earnings
Years Ended January 1, 2006, January 2, 2005 and December 28, 2003

	2005	2004	2003
		(In thousands)

Net earnings (loss)	$(5,003)	$752	$(493)
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	10,455	(6)	—

Comprehensive earnings (loss)	$5,452	$746	$(493)

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of Stockholders’ Equity
Years Ended January 1, 2006, January 2, 2005 and December 28, 2003

								Accumulated
					Additional			Other
	Class A Units		Common Stock		Paid-in		Deferred	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Compensation	Gain/(Loss)	Total
	(In thousands)

BALANCES AT DECEMBER 28, 2003	93	$119	—	$—	$361	$(2,637)	$(12)	$—	$(2,169)
Reduction of deferred compensation							6		6
Vesting of stock options to consultants					1,200				1,200
Conversion of LLC to C-Corporation	(93)	(119)	14,880	15	(576)	680			—
Net proceeds from issuance of common stock			4,600	4	32,400				32,404
Common stock subject to repurchase					(602)				(602)
Interest on common stock subject to repurchase					(16)				(16)
Other comprehensive loss								(6)	(6)
Net earnings						752			752

BALANCES AT JANUARY 2, 2005	—	$—	19,480	$19	$32,767	$(1,205)	$(6)	$(6)	$31,569
Reduction of deferred compensation							5		5
Common stock issued			678	1	29				30
Stock-based compensation awards					698				698
Common stock subject to repurchase					643				643
Interest on common stock subject to repurchase					(24)				(24)
Other comprehensive gain								10,455	10,455
Net loss						(5,003)			(5,003)

BALANCES AT JANUARY 1, 2006	—	$—	20,158	$20	$34,113	$(6,208)	$(1)	$10,449	$38,373

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of Cash Flows
Years Ended January 1, 2006, January 2, 2005 and December 28, 2003

	2005	2004	2003
		(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$(5,003)	$752	$(493)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	161	131	107
Production depreciation	265	39	—
Deferred income taxes	—	(132)	—
Loss on disposal	—	3	—
Stock-based compensation awards	796	1,204	149
Bad debts	(43)	—	—
Increase in operating (assets) and liabilities:
Accounts receivable	(965)	(1,618)	(332)
Inventory	7	(42)	(10)
Deferred television costs	(801)	1,064	(1,773)
Other	(254)	(511)	(101)
Accounts payable	840	(57)	29
Due to parent	—	(224)	144
Accrued expenses	251	1,330	217
Deferred revenue	1,870	2,775	345

Net cash provided by (used in) operating activities	(2,876)	4,714	(1,718)

INVESTING ACTIVITIES:
Purchase of property and equipment	(994)	(764)	(68)
Loan to and investment in unconsolidated investee	—	(207)	—
Short-term investments, purchases	(42,450)	(291,995)	—
Short-term investments, sales/maturities	43,322	264,230	—

Net cash used in investing activities	(122)	(28,736)	(68)

FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	—	(184)	177
Increase in restricted cash	(5)	(244)	—
Net proceeds from issuance of common stock	—	32,404	—
Proceeds from stock option exercise	29	—	—
Collection of PokerTek loan receivable	186	—	—
Repayments of notes payable to parent	—	(3,429)	1,609

Net cash provided by financing activities	210	28,547	1,786

Net increase (decrease) in cash and cash equivalents	(2,788)	4,525	—
Cash and cash equivalents — beginning of period	4,525	—	—

Cash and cash equivalents — end of period	$1,737	$4,525	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Capitalized television costs related to stock options issued to consultants	$(117)	$(2)	$(206)
Cash paid during the period for interest	—	(229)	—
Cash paid during the period for income taxes	—	(175)	—

See notes to financial statements.

WPT ENTERPRISES, INC.

Notes to Financial Statements

1.	BUSINESS

WPT Enterprises, Inc. (WPTE or the Company) creates branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. WPTE is the creator of the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the United States and more than 140 markets globally.

Organization — World Poker Tour, LLC was formed on March 1, 2002 as a majority-owned indirect subsidiary of Lakes Entertainment, Inc. (Lakes or Parent) through Lakes Poker Tour, LLC, Lakes’ wholly owned subsidiary. On July 28, 2004, World Poker Tour, LLC converted into a Delaware corporation, WPT Enterprises, Inc.

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

Lakes, together with WPTE’s directors and executive officers, beneficially own 14,823,332 shares of WPTE’s common stock, which represents approximately 74% of the Company’s voting power. As a result, Lakes, either alone or acting together with our directors and executive officers, controls the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of WPTE’s assets, and as a result, indirectly controls the Company’s management through the election and removal of members of the Company’s Board of Directors.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Year end — The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying statements of earnings (loss) ended on January 1, 2006 (2005), January 2, 2005 (2004) and December 28, 2003 (2003).

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents — The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on hand and in banks and money market funds.

Short-term investments — The Company follows the provisions of Statement on Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and has classified all of its investments as available for sale, whereby investments are reported at fair value, with unrealized gains and losses reported as accumulated other comprehensive earnings (loss), net of income taxes, in the accompanying statements of comprehensive earnings (loss). Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

Allowance for returns — The Company recognizes an allowance for returns against accounts receivables for product licensing and direct merchandise sales. The return reserve for product licensing is calculated based on contractual terms specifying percentage limits for each licensee netted against actual returns. The direct merchandise reserve is based on historical returns, which has been minimal. If circumstances related to the assumptions change, recoverability estimates are adjusted accordingly. The allowance for returns was $74,000, and $142,000 for the years ended January 1, 2006 and January 2, 2005, respectively.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

Deferred television costs — The Company accounts for its television costs pursuant to the American Institute of Certified Public Accountants Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2). Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities and insurance related to production. Production overhead office facilities costs are determined based on percentage of space used and are allocated to television costs based on number of episodes. Production overhead insurance costs are allocated to television costs based on number of episodes. The Company has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode.

Inventory — Inventory consists of merchandise to be sold on a direct sales basis online. Substantially the entire inventory is comprised of finished goods, and is stated at the lower of cost or market and determined on a specific identification basis.

Property and equipment — Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Furniture and equipment	2-6 years
Software	3 years
Leasehold improvements	6 years

Investments — The cost method of accounting is used for investments in which WPTE has less than a 20% ownership interest and/or the Company does not have the ability to exercise significant influence.

Deferred revenue — Licensing advances and guaranteed payments collected, but not yet earned by the Company, as well as host fee and sponsorship receipts, collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets. Deferred revenue is derived from three primary sources: domestic television, product licensing and host fees. Deferred revenue represents advanced payments received from Travel Channel (TRV) and product licensees, and deposits paid by casinos in order to secure a poker tournament date with the World Poker Tour as a host site.

Common shares subject to repurchase — The Company inadvertently violated certain securities laws in connection with its initial public offering, and as a result could have required WPTE to repurchase 75,200 shares sold in the offering, and the proceeds from the sale of these shares were reported on the balance sheet at approximately $0.6 million as of January 2, 2005, as a liability. However, on August 9, 2005, the repurchase obligation to repurchase such shares expired, and accordingly, the Company reclassified the proceeds as permanent equity.

Revenue recognition — Domestic television  Revenue from the distribution of the domestic television series to TRV is recognized as earned under the following criteria established by SOP 00-2:

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

Revenues are recognized upon the receipt and acceptance of completed episodes by TRV in accordance with the terms of the contract.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

International television revenues for international distribution of the television series are recognized as earned under the criteria of SOP 00-2, which is noted above. WPTE presents international distribution license fee revenues net of the distributor’s fees.

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, the Company’s online gaming service provider, for online poker and casino activity throughout the previous month. In accordance with Emerging Issues Task Force (EITF) 99-19, the Company presents online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks, which are reported as cost of revenues, since the Company has the ability to adjust price and specifications of the online gaming site, bears the majority of the credit risk and is responsible for the sales and marketing of the gaming site. The Company includes certain promotional expenses related to free bets and deposit bonuses along with customer chargebacks as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired, and sponsorship revenues are recognized as the episodes that feature the sponsor are aired.

Advertising —  Advertising costs of approximately $1.6 million, $25,000 and $34,000 in 2005, 2004 and 2003, respectively, were expensed as incurred and included in selling, general and administrative expenses.

Income taxes — The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. The Company’s current growth plans potentially may include international expansion, primarily related to the online gaming business, expansion of the television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses. Although the Company anticipates that all potential strategies will be accretive to earnings, they are aware of the risks involved with an aggressive growth strategy. Therefore, based on the company’s limited earnings history and current level of uncertainty, combined with their cautious optimism, the Company believes a full valuation allowance continues to be appropriate for deferred tax assets.

Stock-based compensation — The Company has stock-based employee and consultant compensation which is described more fully in Note 9. The Company accounts for equity-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock option grants issued to employees is recorded to the extent the fair market value of the stock on the date of grant exceeds the option price, the intrinsic value method.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

Compensation expense for restricted stock grants is measured based on the fair market value of the stock on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.

The fair value of each award under the option plans is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions and criteria were used to estimate the fair value of the options granted during 2002, 2004 and 2005 (no options were granted in 2003) under the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, method of accounting for the purpose of the pro forma expense disclosure below:

	2005	2004	2002

Risk-free interest rate	4.04%	4.05%	4.49%
Expected life	5 years	5 years	5 years
Expected dividend yield	—	—	—
Weighted average fair value	$8.77	$5.52	$0.63
Annualized volatility	99.30%	46.13%	—

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock — Based Compensation, to stock-based employee compensation.

	2005	2004	2003
	(In thousands, except
	per share data)

Net earnings (loss) as reported	$(5,003)	$752	$(493)
Deduct: total equity-based compensation expense determined under the fair value method	(2,353)	(874)	—
Net loss as pro forma under SFAS No. 123	$(7,356)	$(122)	$(493)
Net earnings (loss) per common share — basic — as reported	$(0.26)	$0.05	$(0.04)
Net earnings (loss) per common share — diluted — as reported	$(0.26)	$0.04	$(0.04)
Net loss per common share — basic and diluted — pro forma	$(0.38)	$(0.01)	$(0.04)

Compensation expense of $0.8 million, $1.2 million and $0.1 million related to stock options issued to consultants for 2005, 2004 and 2003, respectively, have not been included in the tables above as these options are already recorded at fair market value under the provisions of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company accounts for equity-based consultant compensation according to the recognition and measurement principles of EITF 96-18. Compensation expense for stock option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided. All of these expenses are capitalized television costs and are expensed as costs of revenue upon delivery and acceptance of completed episodes.

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which amends FASB Statement Nos. 123 and 95, will be effective for the first quarter of 2006. SFAS No. 123(R) requires the Company to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in SFAS No. 123(R), will be recognized as additional paid-in capital. Depending on the transitional option selected by management, there could be a retroactive effect on the Company’s financial statements by adopting the SFAS 123(R). However, management is continuing to evaluate the effect that SFAS 123(R) will have on the Company’s financial position and results of operations.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

Warrants Issued — In connection with its initial public offering on August 9, 2004, the Company issued to its lead underwriter, Feltl & Company, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant became exercisable on August 9, 2005, and as of January 1, 2006, the warrants remain outstanding.

Earnings per share — Basic earnings per common share is calculated by dividing net income (net loss) by the weighted average number of common shares outstanding during the year. Shares for stock options granted to certain employees and consultants of the Company are included in the computation after the options have vested because the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options. Diluted earnings (loss) per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. The effects of stock options, restricted stock and warrants have not been included in diluted loss per share for the years ended January 1, 2006 and December 28, 2003, as the effect would have been anti-dilutive.

Reclassifications — Certain prior year balances have been reclassified to conform to the current year presentation.

3.	SHORT-TERM INVESTMENTS

As of January 1, 2006 and January 2, 2005, short-term investments with original maturities beyond three months consist of the following (in thousands):

Year ended January 1, 2006:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. treasury and agency securities	$8,766	$—	$(89)	$8,677
Certificates of deposit	155	—	(1)	154
Short-term municipal bonds	7,900	—	—	7,900
Corporate bonds	10,072	—	(68)	10,004

	$26,893	$—	$(158)	$26,735

Year ended January 2, 2005:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. treasury and agency securities	$13,161	$13	$(23)	$13,151
Certificates of deposit	155	—	(1)	154
Short-term municipal bonds	13,450	—	—	13,450
Corporate preferred securities	1,000	—	—	1,000

	$27,766	$13	$(24)	$27,755

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

4.	PROPERTY AND EQUIPMENT

As of January 1, 2006 and January 2, 2005, property and equipment consists of the following (in thousands):

	2005	2004

Furniture and equipment	$1,170	$763
Leasehold improvements	595	—
Software	228	196
Construction in progress	5	71

	1,998	1,030
Less: accumulated depreciation	(727)	(327)

Property and equipment, net	$1,271	$703

5.	DEFERRED TELEVISION COSTS

As of January 1, 2006 and January 2, 2005, deferred television costs consist of the following (in thousands):

	2005	2004

In-production	$1,122	$911
Development and pre-production	398	6

	$1,520	$917

As of January 1, 2006 and January 2, 2005, overhead costs of $0.3 million and $0.2 million, respectively, were included in total capitalized television costs. Based upon management’s estimates as of January 1, 2006, 100% of capitalized television costs are expected to be recognized during fiscal 2006.

6.	INVESTMENT

Until October 14, 2005, WPTE had an investment, consisting of a 15% equity interest (carried at its nominal cost basis) in and a loan receivable from PokerTek, a company that offers an electronic poker table called the PokerPro system that provides a fully automated poker room environment to tribal and commercial casinos and card clubs. On October 14, 2005, PokerTek announced its public offering of 2,000,000 shares of common stock at a price of $11 per share. Concurrent with the public offering, WPTE’s ownership interest was diluted to 11.7% (1,080,000 shares), and PokerTek repaid WPTE the outstanding loan amount at its maturity value of $186,000. The Company’s shares in PokerTek are restricted, thus prohibiting any sale of such shares in the market for six months. Nevertheless, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, WPTE adjusted its investment to fair market value and classified it as “available for sale” since the Company did not expect to have any cash needs or had plans to sell the shares in the foreseeable future, and as of January 1, 2006, the fair value of the investment was $10.6 million. The net unrealized gains and losses from this investment are accounted for in a separate component of shareholder’s equity (i.e. within the “accumulated other comprehensive earnings” line item in the stockholders’ equity section of the balance sheet). On January 20, 2006, the Company entered into an agreement to sell 630,000 shares of PokerTek’s common stock held by the Company, at a price per share of $9.03, and received a waiver on its sales restrictions from PokerTek’s underwriter. The Company closed the transaction on February 28, 2006, and received net cash proceeds of approximately $5.7 million. As a result, the Company now has a 4.75% ownership interest in PokerTek.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

7.	RELATED PARTY TRANSACTIONS

At December 28, 2003, the Company had a note payable to Lakes Entertainment, Inc., through its wholly owned subsidiary, Lakes Poker Tour, LLC, of $3.4 million, which represented a working capital loan pursuant to an agreement dated March 4, 2002. During 2004, the Company repaid $3.2 million of the loan from Lakes Poker Tour through working capital, and the Company used $0.2 million of the proceeds from the offering to repay the remaining balance of the loan. The loan agreement also provided for additional funding of up to $4.0 million with a 6.2% stated interest rate, which was not utilized and expired on March 4, 2005.

The Company entered into a license agreement with Lakes whereby Lakes obtained a license to utilize the World Poker Tour name and logo in connection with a casino table game that Lakes has developed using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the agreement, the Company is entitled to receive a specified minimum annual royalty payment or 10% of the gross revenue received by Lakes from its sale or lease of the game, whichever is greater. The World Poker Tour No Limit Texas Hold ’Em casino game has been approved by certain gaming regulators and entered the casino marketplace in December 2005; however, the Company has not yet received royalty statements or payments.

As mentioned in Note 6, WPTE owns approximately 4.75% of PokerTek as of February 28, 2006. Lyle Berman along with his son Bradley Berman, who is an employee of Lakes and sits on the Board of Directors of WPTE, each made personal investments in PokerTek, and as of January 1, 2006, collectively own approximately 9% of PokerTek. In addition, Lyle Berman agreed to serve as Chairman of the Board of PokerTek and received 200,000 stock options in the company.

Effective as of February 24, 2004, WPTE entered into a non-exclusive license agreement with G-III Apparel Group Ltd. (G-III). Morris Goldfarb, a Lakes director, is Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from WPTE in connection with G-III’s production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to WPTE. As of January 1, 2006, G-III paid WPTE approximately $0.3 million in royalties.

8.	INCOME TAXES

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

The Company experienced financial losses for the time period subsequent to the conversion to a C-corporation. However, due to differences between taxable income and pretax financial income, primarily driven by non-cash compensation expense for consultant stock options that were not deductible for tax purposes in 2004, the Company had taxable income.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	2005	2004

Current:
Federal	$(124)	$132
State	9	41

	(115)	173

Deferred:
Federal	124	(132)
State	—	—

	124	(132)

Total provision (benefit) for income taxes	$9	$41

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	2005		2004

Statutory federal tax rate	$(1,698)	(34)%	$270	34%
State taxes, net of federal benefit	(1,027)	(20.6)	(2)	(0.2)
Tax exempt income	(17)	(0.3)	(23)	(2.9)
Other, net	(8)	(0.1)	2	0.3
Partnership deferred tax benefits	—	—	(626)	(78.9)
Valuation allowance(*)	2,759	55.2	420	52.9

Provision for income taxes	$9	0.2%	$41	5.2%

(*)	Does not consider the tax effect of unrealized holding gains (losses) of $10.4 million and the exercise of employee stock options of $11.4 million in 2005.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2005	2004
DEFERRED TAX ASSETS:
Current:
Stock options cost	$257	$541
Accruals, reserves and other	90	117
Valuation allowance	(337)	(365)

Total current deferred tax asset	10	293
Non-current:
Federal net operating losses	5,852	—
State net operating losses, net of federal benefit	1,027	—
Depreciation & amortization	—	55
Valuation allowance	(2,534)	(55)

Total non-current deferred tax asset	4,345	-0-
DEFERRED TAX LIABILITIES:
Current:
Prepaid expenses	$165	$157
Other	4	-0-

Total current deferred tax liability	169	157

Non-current:
Net unrealized gains on investments	$4,179	—
Depreciation & amortization	7	—

Total non-current deferred tax liability	4,186	—

Net deferred tax assets	$—	$136

For the years ended January 1, 2006 and January 1, 2005, the temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. In 2005, the Company recorded deferred tax assets that primarily related to net operating losses and stock options expense. An additional valuation allowance of $2.5 million was recorded in 2005 for deferred tax assets as it is more likely than not that the remaining deferred tax assets will not be recovered in the foreseeable future. A full valuation allowance was recorded as the Company’s current growth plans potentially include international expansion, primarily related to its online gaming business, expansion of the television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses. Although the Company anticipates that all potential strategies will be accretive to earnings, they are aware of the risks involved with an aggressive growth strategy. Therefore, based on the Company’s limited earnings history and current level of uncertainty, combined with its cautious optimism, the Company believes that a valuation allowance continues to be appropriate for deferred tax assets.

At January 1, 2006, the Company had federal net operating losses of approximately $17.2 million ($5.8 million related to operations and $11.4 million related to stock option exercises) and state net operating losses of $17.3 million ($5.9 million related to operations and $11.4 million related to stock option exercises). The federal net operating loss carryforwards will expire in 2026 and the state net operating loss carryforwards will expire in 2016.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

In 2004, the Company recorded deferred tax assets that primarily related to consultant stock option expense. A valuation allowance of $0.4 million was recorded for deferred tax assets other than those recoverable through the filing of a carryback claim as it is more likely than not that the remaining deferred tax assets will not be recovered.

9.	STOCK-BASED COMPENSATION

The Company’s predecessor entity, World Poker Tour, LLC, adopted the 2002 Option Plan (the 2002 Plan) which was approved to issue up to an aggregate of 1,120,000 shares in connection with option grants to employees and consultants. The options become exercisable in quarterly installments on each of the first four anniversaries of the date of the grant and expire six years after being exercisable. The employee must be employed by the Company on the anniversary date in order to vest in any shares that year. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any option, any options remaining to vest as of the date of termination will be forfeited.

In connection with the conversion to a corporation, the Company adopted the 2004 Stock Incentive Plan that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were previously outstanding under the 2002 Plan at the time of conversion. Under the stock options granted in 2004 under the 2004 option plan, the options vest in equal installments over three-year and five-year periods, beginning on the first anniversary of the date of each grant and will continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by the Company on the anniversary date in order to vest in any shares that year. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any stock option, any options remaining to vest as of the date of termination will be forfeited. To the extent options are vested, the option shall be exercisable for ten years from the date of grant.

Information with respect to the stock option plans is summarized as follows:

		Number of Common Shares
	Options		Available	Weighted Avg.
	Outstanding	Exercisable	for Grant	Exercise Price

Balance at December 29, 2002	1,120,000	—	—	$0.0049
Granted	—		—	—
Exercised	—		—	—

Balance at December 28, 2003	1,120,000	280,000	—	$0.0049
Authorized	—		2,000,000
Granted	1,441,000		(1,441,000)	$8.18
Exercised	—		—	—

Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Authorized
Granted	443,000		(443,000)	12.75
Forfeited	(167,667)		167,667	11.99
Exercised	(678,333)			0.04

Balance at January 1, 2006	2,158,000	620,333	283,667	7.14

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

				Options Exercisable at
Options Outstanding at January 1, 2006				January 1, 2006
		Weighted Avg.	Weighted Avg.
	Number	Remaining	Exercise	Number	Weighted
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Avg. Price

$0.0049	445,000	6.15	$0.0049	165,000	$0.0049
7.95 - 9.92	1,373,500	8.63	8.04	446,667	8.04
11.95 - 14.51	286,000	8.78	12.18	8,666	14.51
15.05 - 19.50	53,500	9.30	16.41	—	—

$(.0049 - 19.50)	2,158,000	8.27	$7.14	620,333	$6.00

For stock options issued to employees, deferred stock compensation for the options is measured at the stocks’ fair value in excess of the exercise price on the date of grant and is being amortized over the vesting period of four years. In connection with these grants, the Company recorded deferred compensation of $2,500, as options granted under the 2002 plan had an exercise price less than the fair value of the underlying share on the date of grant. Deferred equity-based employee compensation cost of $625 in 2005, $625 in 2004 and $625 in 2003 is included in selling and administrative expenses in the statement of operations.

For options issued to consultants, compensation expense is measured at the option’s fair value, measured when the options vest in annual installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs. Compensation expense for options issued to consultants was $0.8 million in 2005, $1.2 million in 2004 and $0.1 million in 2003. All of these expenses are capitalized television costs and are included as costs of revenue upon delivery and acceptance of completed episodes.

Restricted shares issued

On March 4, 2002, the Company granted 2,400,000 shares to its President under a management agreement. The shares vest in four equal installments annually beginning February 25, 2003, and will be fully vested on February 25, 2006. If there is a change of control, all non-vested shares vest immediately. In connection with this grant, the Company recorded deferred compensation of $19,200. The Company recognized compensation expense of $4,800 in 2005, $4,800 in 2004 and $4,800 in 2003 for shares earned based upon services provided under the management agreement.

10.	EMPLOYEE RETIREMENT PLANS

The Company has a section 401(k) employee savings plan for eligible employees. The Company made no matching contribution during 2005 and 2004.

Effective December 2005, the Company’s post production group, comprising approximately 27% of WPTE’s workforce, began operating under a collective bargaining agreement with the International Alliance of Theatrical Stage Employees (IATSE). Under this agreement, the Company is obligated to make payments to the Motion Picture Industry and Health Plans. Contributions to date have been minimal. The agreement expires in November 2007.

11.	CONCENTRATIONS

The Company has entered into agreements with TRV pursuant to which it granted TRV an exclusive license to broadcast and telecast its programs on television in the United States during Seasons One and Two of the World Poker Tour television series and options to acquire similar licenses for the episodes comprising each of the Seasons Three through Seven, which will not be completed until 2009. On May 20, 2004 and March 17, 2005 TRV exercised its options for Seasons Three and Four, respectively.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

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

TRV’s decision to exercise its options may be affected by, among other things, the Company’s ability to deliver episodes in a timely manner, as well as the quality of the Company’s programming and its continued acceptance by the viewing public. Since the Company’s revenue from TRV has represented approximately 61% of the Company’s total historical revenue as of January 1, 2006, a decision by TRV not to exercise its options for future seasons would have a material adverse effect on the Company’s financial condition, results of operations and cash flow, especially if this decision were made prior to the material growth of other Company revenue streams (for example, from the sale of branded merchandise). Even following the growth of other revenue streams, the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand.

12.	COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement (expiring on December 29, 2006) with Steven Lipscomb, its Founder, President and Chief Executive Officer, under which it has agreed to pay an annualized base salary of $500,000, and Mr. Lipscomb will be eligible to participate in an annual bonus pool of up to 10% of the Company’s net profits and an additional bonus equal to 5% of the Company’s annual net profits above $3.0 million in such fiscal year. The Company also granted Mr. Lipscomb options to purchase 600,000 shares of the Company’s common stock at $8.00 per share on August 9, 2004, which options will vest in equal installments over three years.

Effective March 1, 2005, the Company entered into a seventy-five month operating lease agreement for office space. Aggregate future minimum lease payments under this lease for the next five fiscal years are as follows:

• 2006: $463,000

• 2007: $478,000

• 2008: $494,000

• 2009: $510,000

• 2010: $527,000

In addition, the Company has an option to renew the entire premises for a period of five years exercisable not later than twelve months prior to the lease expiration date. Under such renewal, rent would be adjusted to market rates.

WPT ENTERPRISES, INC.

Notes to Financial Statements — (Continued)

13.	SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by Management in deciding how to allocate resources and in assessing performance.

Year ended January 1, 2006 (in thousands):

		Consumer	Corporate	Online
	Studios	Products	Alliances	Gaming	Corporate	Total

Revenues	$11,503	$4,816	$880	$864	$—	$18,063
Cost of revenues	8,928	650	—	409	—	9,987
Gross profit	2,575	4,166	880	455	—	8,076
Total assets	3,173	1,185	117	731	41,054	46,260
Depreciation	265	—	—	—	161	426

For the year ended January 1, 2006, studio revenues were comprised of $7.6 million of domestic television revenues, $2.9 million of international television revenues and $1.0 million of casino host fee revenues.

Year ended January 2, 2005 (in thousands):

		Consumer	Corporate	Online
	Studios	Products	Alliances	Gaming	Corporate	Total

Revenues	$14,740	$2,234	$583	$—	$—	$17,557
Cost of revenues	10,139	105	—	—	—	10,244
Gross profit	4,601	2,129	583	—	—	7,313
Total assets	1,845	1,187	85	—	33,996	37,113
Depreciation	39	—	—	—	131	170

For the year ended January 2, 2005, studio revenues were comprised of $12.7 million of domestic television revenues, $1.1 million of international television revenues and $0.9 million of casino host fee revenues.

Year ended December 28, 2003 (in thousands):

		Consumer	Corporate	Online
	Studios	Products	Alliances	Gaming	Corporate	Total

Revenues	$4,134	$126	$—	$—	$—	$4,260
Cost of revenues	2,647	40	—	—	—	2,687
Gross profit	1,487	86	—	—	—	1,573
Total assets	2,317	22	—	—	207	2,546
Depreciation	—	—	—	—	107	107

For the year ended December 28, 2003, studio revenues were comprised of $3.9 million of domestic television revenues and $0.2 million of casino host fee revenues.

14.	SUBSEQUENT EVENTS

The Company entered into an agreement with Discovery Communications, Inc. (the parent company to the Travel Channel) in January 2006, pursuant to which Travel Channel agreed to license the U.S. rights to telecast Season One of the Professional Poker Tourtm (PPT) events. The agreement provides the Travel Channel with successive one-year options to acquire the exclusive license to telecast the episodes produced in connection with Seasons Two through Four of the PPT. Additionally, upon termination of the agreement, Travel Channel’s revenue share percentage declines over the following four years. There is no revenue share percentage beginning in the fifth year following the termination of the agreement.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of January 1, 2006 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 1, 2006. Piercy Bowler Taylor and Kern, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting as of January 1, 2006. That report is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

3.1	Certificate of Incorporation of WPT Enterprises, Inc.(l)
3.2	Bylaws of WPT Enterprises, Inc.(2)
4.1	Form of Specimen Stock Certificate.(3)
10.1	Acquisition Master Agreement, dated as of January 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C.† (3)
10.2	Acquisition Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C.† (3)
10.3	Letter dated May 20, 2004 from the Travel Channel, L.L.C. to World Poker Tour, LLC. (3)
10.4	Amended and Restated Loan Agreement, dated as of March 4, 2002, by and between World Poker Tour, LLC and Lakes Poker Tour, LLC. (3)
10.5	WPT Enterprises, Inc. 2004 Stock Incentive Plan.* (3)
10.6	Management and Contribution Agreement, dated as of March 4, 2002, by and between Steven Lipscomb and World Poker Tour, LLC.* (3)
10.7	Amendment to Management and Contribution Agreement dated as of March 22, 2004 by and between Steven Lipscomb and World Poker Tour, LLC.* (3)
10.8	Letter Agreement dated as of April 14, 2004 by and between World Poker Tour, LLC and Steven Lipscomb.* (3)
10.9	World Poker Tour, LLC 2002 Unit Option Plan.* (3)
10.10	Letter Agreement dated as of June 25, 2004 by and between World Poker Tour, LLC and the Travel Channel L.L.C.† (3)
10.11	Form of Indemnification Agreement between WPT Enterprises, Inc. and directors and officers of WPT Enterprises, Inc. (3)
10.12	Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Audrey Kania.* (3)
10.13	Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Robyn Moder.* (3)
10.14	Amendment Number 3, dated June 23, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC).†† (4)
10.15	Office Lease, dated as of September 24, 2004, by and between Wilshire Courtyard L.L.C. and WPT Enterprises, Inc.(5)
10.16	Amendment Number 5, dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC). †† (5)
10.17	Amendment Number 6, dated as of October 13, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC).†† (6)
10.18	Brand License and Online Casino Operating Agreement dated January 19, 2005 by and between WPT Enterprises, Inc. and WagerWorks Alderney 3 Limited.†† (7)
10.19	Amendment Number 2, dated as of January 25, 2006 to Acquisition Master Agreement dated January 22, 2003, and Amendment Number 7, dated as of January 25, 2006 to Acquisition Master Agreement dated August 22, 2003, by and between Discovery Communications, Inc. and WPT Enterprises, Inc.

10.20	Acquisition Master Agreement, dated as of January 25, 2006, by and between WPT Enterprises, Inc. and Discovery Communications, Inc.††
10.21	Employment Agreement dated April 1, 2005 by and between WPT Enterprises, Inc. and Steven Lipscomb.*(8)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.5 to the Form S-1 registration statement of the registrant (File No. 333-114479).

(2)	Incorporated by reference to Exhibit 3.6 to the Form S-1 registration statement of the registrant (File No. 333-114479).

(3)	Incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479).

(4)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 4, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004.

(6)	Incorporated by reference to Exhibit 10.17 to the Form 10-K of the registrant for the year ended January 2, 2005.

(7)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended April 3, 2005.

(8)	Incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on April 6, 2005.

*	Compensation plan or agreement.

†	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

††	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPT ENTERPRISES, INC.
(“Registrant”)

By:	/s/ Steven Lipscomb
Steven Lipscomb
President and Chief Executive Officer

Dated: March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 8, 2006 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ Steven Lipscomb Steven Lipscomb	Founder, Chief Executive Officer, President and Director

/s/ W. Todd Steele W. Todd Steele	Chief Financial Officer (principal accounting officer), Treasurer and Secretary

/s/ Lyle Berman Lyle Berman	Chairman of the Board

/s/ Timothy J. Cope Timothy J. Cope	Director

/s/ Ray Moberg Ray Moberg	Director

/s/ Bradley Berman Bradley Berman	Director

/s/ Glenn Padnick Glenn Padnick	Director

/s/ Joseph Carson, Jr. Joseph Carson, Jr.	Director

/s/ Mimi Rogers Mimi Rogers	Director

/s/ Michael Beindorff Michael Beindorff	Director

EXHIBIT INDEX

3.1	Certificate of Incorporation of WPT Enterprises, Inc.(l)
3.2	Bylaws of WPT Enterprises, Inc.(2)
4.1	Form of Specimen Stock Certificate.(3)
10.1	Acquisition Master Agreement, dated as of January 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C.† (3)
10.2	Acquisition Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C.† (3)
10.3	Letter dated May 20, 2004 from the Travel Channel, L.L.C. to World Poker Tour, LLC. (3)
10.4	Amended and Restated Loan Agreement, dated as of March 4, 2002, by and between World Poker Tour, LLC and Lakes Poker Tour, LLC. (3)
10.5	WPT Enterprises, Inc. 2004 Stock Incentive Plan.* (3)
10.6	Management and Contribution Agreement, dated as of March 4, 2002, by and between Steven Lipscomb and World Poker Tour, LLC.* (3)
10.7	Amendment to Management and Contribution Agreement dated as of March 22, 2004 by and between Steven Lipscomb and World Poker Tour, LLC.* (3)
10.8	Letter Agreement dated as of April 14, 2004 by and between World Poker Tour, LLC and Steven Lipscomb.* (3)
10.9	World Poker Tour, LLC 2002 Unit Option Plan.* (3)
10.10	Letter Agreement dated as of June 25, 2004 by and between World Poker Tour, LLC and the Travel Channel L.L.C.† (3)
10.11	Form of Indemnification Agreement between WPT Enterprises, Inc. and directors and officers of WPT Enterprises, Inc. (3)
10.12	Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Audrey Kania.* (3)
10.13	Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Robyn Moder.* (3)
10.14	Amendment Number 3, dated June 23, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC).†† (4)
10.15	Office Lease, dated as of September 24, 2004, by and between Wilshire Courtyard L.L.C. and WPT Enterprises, Inc.(5)
10.16	Amendment Number 5, dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC). †† (5)
10.17	Amendment Number 6, dated as of October 13, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC).†† (6)
10.18	Brand License and Online Casino Operating Agreement dated January 19, 2005 by and between WPT Enterprises, Inc. and WagerWorks Alderney 3 Limited.†† (7)
10.19	Amendment Number 2, dated as of January 25, 2006 to Acquisition Master Agreement dated January 22, 2003, and Amendment Number 7, dated as of January 25, 2006 to Acquisition Master Agreement dated August 22, 2003, by and between Discovery Communications, Inc. and WPT Enterprises, Inc.
10.20	Acquisition Master Agreement, dated as of January 25, 2006, by and between WPT Enterprises, Inc. and Discovery Communications, Inc.††
10.21	Employment Agreement dated April 1, 2005 by and between WPT Enterprises, Inc. and Steven Lipscomb.*(8)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.5 to the Form S-1 registration statement of the registrant (File No. 333-114479).

(2)	Incorporated by reference to Exhibit 3.6 to the Form S-1 registration statement of the registrant (File No. 333-114479).

(3)	Incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479).

(4)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 4, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004.

(6)	Incorporated by reference to Exhibit 10.17 to the Form 10-K of the registrant for the year ended January 2, 2005.

(7)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended April 3, 2005.

(8)	Incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on April 6, 2005.

*	Compensation plan or agreement.

†	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

††	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.