Form 10-Q
period 2006-04-02
WPT ENTERPRISES INC
filed 2006-05-11
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________
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

Yes ☒	No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 2, 2006 there were 20,273,333 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

WPT ENTERPRISES, INC.
Condensed Balance Sheets
April 2, 2006 (unaudited) and January 1, 2006

	April 2, 2006	January 1, 2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,671	$1,737
Short-term investments	35,906	26,735
Accounts receivable, net of allowance of $58 and $74	2,442	3,091
Deferred television costs	1,998	1,520
Inventory	41	45
Other	533	665

	44,591	33,793

Property and equipment, net	1,164	1,271
Restricted cash	253	249
Investment	5,382	10,627
Other assets	304	320

	$51,694	$46,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$835	$1,550
Accrued payroll and related	324	246
Other accrued expenses	1,392	941
Deferred revenue	9,400	5,150

	11,951	7,887

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value, authorized 100,000 shares; 20,273 and 20,158 shares issued and outstanding	20	20
Additional paid-in capital	37,138	34,113
Deficit	(2,618)	(6,208)
Accumulated other comprehensive income	5,203	10,449
Deferred compensation	—	(1)

	39,743	38,373

	$51,694	$46,260

See notes to condensed financial statements

WPT ENTERPRISES, INC.
Condensed Statements of Earnings (Loss)
Three Months ended April 2, 2006 and April 3, 2005
(unaudited)

	2006	2005
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$3,045	$1,963
International television	907	419
Product licensing	713	1,079

	4,665	3,461

Online gaming	911	—
Event hosting and sponsorship fees	797	543
Other	81	99

	6,454	4,103

Cost of revenues	2,420	3,188

Gross profit	4,034	915

Expenses:
Selling and administrative	5,102	2,753
Depreciation	48	20

	5,150	2,773

Loss from operations	(1,116)	(1,858)

Other income:
Realized gain on sale of investment	5,675	—
Interest income	325	256

Earnings (loss) before income taxes	4,884	(1,602)

Income taxes	1,294	—

Net earnings (loss)	$3,590	($1,602)

Net earnings (loss) per common share — basic	$0.18	($0.08)

Net earnings (loss) per common share — diluted	$0.17	($0.08)

Weighted average common shares outstanding — basic	20,017	19,058

Dilutive effect of stock warrants	400	—
Dilutive effect of stock options	484	—

Weighted average common shares outstanding — diluted	20,901	19,058

See notes to condensed financial statements

WPT ENTERPRISES, INC.
Condensed Statements of Comprehensive Income (Loss)
Three Months ended April 2, 2006 and April 3, 2005
(unaudited)

	2006	2005
	(In thousands)
Net earnings (loss)	$3,590	($1,602)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities:	$429	($48)

Comprehensive income (loss)	$4,019	($1,650)

See notes to condensed financial statements

WPT ENTERPRISES, INC.
Condensed Statements of Stockholders’ Equity
Three Months ended April 2, 2006 and April 3, 2005
(unaudited)

						Accumlated
			Additional			Other
	Common Stock		Paid-in		Deferred	Comprehensive
	Shares	Dollars	Capital	Deficit	Compensation	Income/(Loss)	Total
	(In thousands)
2006
BALANCES AT JANUARY 1, 2006	20,158	$20	$34,113	$(6,208)	$(1)	$10,449	$38,373
Reduction of deferred compensation					1		1
Common stock issued	115	—	1				1
Stock-based compensation expense			1,731				1,731
Income taxes			1,293				1,293
Sale of investment						(5,675)	(5,675)
Other comprehensive gain						429	429
Net earnings				3,590			3,590

BALANCES AT APRIL 2, 2006	20,273	$20	$37,138	($2,618)	$0	$5,203	$39,743

2005
BALANCES AT JANUARY 2, 2005	19,480	$19	$32,767	$(1,205)	$(6)	$(6)	$31,569
Reduction of deferred compensation					1		1
Common stock issued	640	1	2				3
Stock-based compensation expense			425				425
Interest on common shares subject to repurchase			(10)				(10)
Other comprehensive loss						(42)	(42)
Net loss				(1,602)			(1,602)

BALANCES AT APRIL 3, 2005	20,120	$20	$33,184	$(2,807)	$(5)	$(48)	$30,344

See notes to condensed financial statements

WPT ENTERPRISES, INC.
Condensed Statements of Cash Flows
Three Months ended April 2, 2006 and April 3, 2005
(unaudited)

	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$3,590	($1,602)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	48	20
Production depreciation	72	55
Share-based compensation awards	1,712	423
Realized gain on sale of investment	(5,675)	—
Income taxes	1,294	—
Increase in operating (assets) and liabilities:
Accounts receivable	649	746
Inventory	4	(3)
Deferred television costs	(459)	(508)
Other	148	(231)
Accounts payable	(715)	60
Accrued expenses	529	587
Deferred revenue	4,250	321

Net cash provided by (used in) operating activities	5,447	(132)

INVESTING ACTIVITIES:
Purchase of property and equipment	(13)	(467)
Proceeds from sale of investment	5,686	—
Short-term investments, purchases	(14,593)	(11,647)
Short-term investments, sales/maturities	5,410	19,883

Net cash provided by (used in) investing activities	(3,510)	7,769

FINANCING ACTIVITIES:
Increase in restricted cash	(4)	(2)
Proceeds from stock option exercises	1	3

Net cash provided by (used in) financing activities	(3)	1

Net increase in cash and cash equivalents	$1,934	$7,638
Cash and cash equivalents — beginning of period	1,737	4,525

Cash and cash equivalents — end of period	$3,671	$12,163

See notes to condensed financial statements

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
     These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. For further information, please refer to the annual audited financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-K for the year ended January 1, 2006, previously filed with the SEC, from which the information as of that date is derived.
     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.
     Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation.
2. EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per common share is calculated by dividing net earnings (net loss) by the weighted average number of common shares outstanding during the period. Shares for certain stock options granted to employees and consultants of the Company are included in the computation after the options have vested because the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options (Note 3). Diluted earnings (loss) per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not considered in the calculation for loss periods because to do so would be anti-dilutive.
3. SHARE-BASED COMPENSATION
     The Company has adopted the board-approved, 2004 Stock Incentive Plan (the 2004 Plan) that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were previously outstanding under a previous stock incentive plan at the time of conversion to a publicly-traded company. Under the 2004 Plan, the options vest in equal installments over three-year and five-year periods, beginning on the first anniversary of the date of each grant and will continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with the Company on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. WPTE issues new shares of common stock upon exercise of options.
     Beginning with the current quarter, the Company adopted Statement of Financial Accounting Standards 123(Revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for stock options and other share-based compensation to employees and directors based on the fair value of those awards at the date of grant. The Company adopted SFAS 123(R) using the “modified prospective transition” method that requires the Company to recognize share-based compensation for all new and unvested share-based awards that are ultimately expected to vest as the requisite service period is rendered; accordingly, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods. Previously, the Company accounted for share-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. The effect of the change was to decrease net earnings and basic and diluted earnings per share for the quarter by $1.6 million and $0.08, respectively, as compared to what results for the period would have been had the intrinsic method been used.
     The Company elected to use the Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, and recognizes compensation expense using a straight-line method, in accordance with SFAS 123(R). The bases for the key assumptions included in the model are as follows:

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)
•	Annualized volatility — As the Company has limited operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of the Company’s stock price since it began trading

•	Forfeiture rate – The Company used historical data to estimate employee departure behavior in estimating future forfeitures

•	Expected term – Due to the Company’s limited operating history including stock option exercises and forfeitures, the Company calculated expected term using the Simplified Method in accordance with SAB 107

•	Risk free interest rate — For periods within the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant
     Following is a summary of the assumptions used to estimate the weighted average fair value of the stock options granted during the three months ended April 2, 2006 using the Black-Scholes pricing model:

Three Months Ended
April 2, 2006
Risk free interest rate	4.31%
Expected life	6.5 years
Expected dividend yield	0%
Weighted average fair value	$4.68
Annualized volatility	84.22%
     The table below summarizes share-based compensation expense, net of tax, related to employee stock options under SFAS 123R for the three months ended April 2, 2006, which was allocated as follows (in thousands):

Three Months Ended
April 2, 2006
Total cost of share-based payment plans	$1,602
Amounts capitalized in deferred television costs	$34
Amounts charged against income, before income tax benefit	$1,568
Amount of related income tax benefit recognized in income	$—
     For the three months ended April 2, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance was required due to uncertainty as to realization.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)
     The following table summarizes stock option activity through the three months ended April 2, 2006 and April 3, 2005:

		Number of Common Shares
	Options		Available	Weighted Avg.
	Outstanding	Exercisable	For Grant	Exercise Price
2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized
Granted	219,000		(219,000)	$6.20
Forfeited /cancelled/expired	(159,333)		159,333	$8.13
Exercised	(115,000)			$0.0049

Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36

2005
Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Authorized
Granted	24,500		(24,500)	$19.50
Forfeited /cancelled/expired	(32,000)		32,000	$8.60
Exercised	(640,000)			$0.0049

Balance at April 3, 2005	1,913,500	200,000	566,500	$6.27

     The following table summarizes significant ranges of outstanding and exercisable options as of April 2, 2006:

Options Outstanding					Options Exercisable
		Weighted Avg.
Range of	Number	Remaining	Weighted Avg.	Aggregate	Number	Weighted Avg.	Aggregate
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Intrinsic Value	Exercisable	Price	Intrinsic Value
$0.0049	330,000	5.90	$0.0049	$2,427,183	330,000	$0.0049	$2,427,183
$6.20 – 9.92	1,438,167	8.58	$7.78	$237,800	445,334	$8.04	$—
$11.95 – 14.51	286,000	9.36	$12.18	$—	8,666	$14.51	$—
$15.05 – 19.50	48,500	9.25	$16.32	$—	1,500	$19.50	$—

$0.0049 – 19.50	2,102,667	8.28	$7.36	$2,664,983	785,500	$4.76	$2,427,183

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $7.36 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of April 2, 2006, the total number of “in-the-money” options exercisable was 330,000. The total intrinsic value of options exercised during the three months ended April 2, 2006 was $0.8 million.
     As of April 2, 2006, total compensation cost related to SFAS 123(R) was $1.6 million, of which $21,150 relates to the total fair value of the shares vested during the period. As of April 2, 2006, total compensation cost related to non-vested share-based options not yet recognized was $6.1 million, which is expected to be recognized over the next 33 months on a weighted average basis.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)
     Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors under SFAS 123 in 2005, net loss and net loss per common share would approximate the following pro forma amounts (in thousands, except per share data):

Three Months Ended
April 3, 2005
Net earnings (loss) as reported	$(1,602)
Deduct: Total equity-based compensation expense determined under the fair value method, net of tax	(569)
Pro Forma net earnings (loss) under FAS No. 123	$(2,171)
Net loss per common share – basic and diluted -as reported	($0.08)
Pro Forma net loss per common share – basic and diluted	($0.11)
     During the three months ended April 3, 2005, compensation expense of $0.4 million related to stock options issued to consultants has not been included in the table above as these options are already recorded at estimated fair value.
     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the period ended April 3, 2005:

Three Months Ended
April 3, 2005
Risk free interest rate	4.14%
Expected life	6 years
Expected dividend yield	—
Weighted average fair value	$14.10
Annualized volatility	82.14%
Restricted shares issued
     In 2002, the Company granted 2,400,000 shares to its President under a management agreement. The shares have been vesting in four equal installments annually beginning February 25, 2003, and were fully vested on February 25, 2006. In connection with this grant, the Company recorded deferred compensation of $19,200. For the three months ended April 2, 2006 and April 3, 2005, the Company recognized compensation expense of $736 and $1,200, respectively, for shares earned based upon services provided under the management agreement.
4. INVESTMENT
     During the quarter ended April 2, 2006, the Company sold 630,000 common shares of its then 11.7% interest in PokerTek at $9.03 per share and received net cash proceeds of approximately $5.7 million. As a result, the Company realized a gain of approximately $5.7 million and currently owns 450,000 shares, or 4.75% ownership interest in PokerTek, included in Investment in the accompanying balance sheet.
     The Company accounts for its investment in PokerTek at fair market value and classified it as “available for sale” in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of April 2, 2006, the fair market value of the remaining investment was $5.4 million.

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements (Continued)
(Unaudited)
5. SEGMENT INFORMATION
     The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Three months ended April 2, 2006 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Gaming	Alliances	Corporate	Total
Revenues	$4,455	$791	$911	$297	$—	$6,454
Cost of revenues	1,832	138	408	42	—	2,420
Gross profit	2,623	653	503	255	—	4,034
Total assets	3,229	1,707	725	42	45,991	51,694
Depreciation	72	—	—	—	48	120
Three months ended April 3, 2005 (in thousands):

		Consumer	Online	Corporate
	Studios	Products	Gaming	Alliances	Corporate	Total
Revenues	$2,663	$1,147	$—	$293	$—	$4,103
Cost of revenues	3,154	34	—	—	—	3,188
Gross profit	(491)	1,113	—	293	—	915
Total assets	2,242	904	—	12	33,709	36,867
Depreciation	55	—	—	—	20	75
6. SUBSEQUENT EVENTS
     On May 1, 2006, the Travel Channel (TRV) notified the Company that it had chosen to not exercise its option for Season II and subsequent seasons of the Professional Poker Tour (PPT). The PPT’s first season, which includes 24 two-hour episodes, has already been filmed and is scheduled to air on TRV beginning in July 2006. The Company will immediately begin discussions to find a new broadcast partner for the PPT going forward.
     On May 8, 2006, the Company executed an Amendment to Lease agreement with RREEF America REIT II Corp. BBB (as successor in interest to Wilshire Courtyard L.L.C.) (RREEF), pursuant to which the Company agreed to lease an additional 9,896 square feet of office space in the Company’s current office facilities, pursuant to the same terms as the Company’s current lease with RREEF, including the lease expiration date in June 2011. The Company is obligated to pay $28,698 per month for the additional space, subject to annual upward adjustments so that in the final year of the lease, the Company will be obligated to pay $32,932 per month. In addition, the Company is obligated to increase the size of its letter of credit, as required by its current office space lease, to cover certain of its obligations under the lease, to a total amount of $445,422, which is adjusted downward each year during the lease term until, by the last year of the lease term, the letter of credit will be in the amount of $50,069. Lease payments on the new space will begin in July 2006.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We create branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, airs in the U.S. on the Travel Channel and in more than 150 territories globally. We have four operating units:
     WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since our inception, the WPT Studios division has been responsible for approximately 75% of our total revenue. We license the WPT series to The Travel Channel, L.L.C. (TRV or Travel Channel) for telecast in the United States under an exclusive license agreement. We also have license agreements for the distribution of our World Poker Tour episodes in over 150 territories, for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses. In addition, we recently signed a license agreement with TRV to telecast our new Professional Poker TourTM, or PPT, series, which is expected to begin airing in the third quarter of 2006. We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).
     We have entered into a series of agreements with TRV for the United States distribution of the WPT television series (the WPT Agreements). Since our inception, fees from TRV under the WPT Agreements have been responsible for approximately 59% of our total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years (three years for the episodes in Season One). We have produced three complete seasons of the World Poker Tour series under the WPT Agreements, and Season Four is currently in production. On March 16, 2006, TRV exercised their option to order a 5th season of the WPT and has options to license the following two seasons (Seasons Six through Seven).
     Under the WPT Agreements, TRV pays fixed license fees for each episode we produce, which are payable at various times during the pre-production, production and post-production process and are recognized upon TRV’s receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Five of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

	Date of TRV	Number of
	Agreement or	episodes
World Poker	Option for	(including	Production Period and	Initial Telecast of Episodes in
Tour Season	Season	specials)	Delivery of Episodes to TRV	Season
Season One	January 2003	15	February 2002 – June 2003	March 2003 – June 2003
Season Two	August 2003	25	July 2003– June 2004	December 2003 – September 2004
Season Three	May 2004	21	May 2004 – April 2005	October 2004 – August 2005
Season Four	March 2005	21	May 2005 – April 2006	October 2005 – June 2006
Season Five	March 2006	22 (est.)	April 2006 – April 2007 (expected)	August 2006 — June 2007 (expected)
     In January 2006, we also entered into an agreement with TRV for the U.S. distribution of the PPT television series. Similar to the WPT Agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years. We are currently in production on Season One of the PPT. Under our agreement with TRV regarding PPT, TRV had options to license the following three seasons (Seasons Two through Four); however, TRV has advised us that it does not intend to exercise the options with respect to Season Two and succeeding seasons. In accordance with our accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, we expensed approximately $4.3 million of production expenses related to the Professional Poker Tour during fiscal 2005. Now that the agreement to telecast the first season of the PPT series has been completed, in the first quarter of 2006 we began capitalizing additional expenses associated with the production of the PPT series that are to be expensed as episodes in the first season are delivered to the Travel Channel. During the

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations (Continued)
first quarter of 2006, we capitalized $0.4 million in PPT-related expenses and delivered one episode of the PPT series, resulting in cost of revenues of $67,000.
     Further, under the WPT and PPT Agreements, TRV has the right to receive a percentage of our adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met. For the three months ended April 2, 2006, we recognized $0.2 million of Travel Channel participation expense that was recorded in cost of revenues.
     WPT Consumer Products, our branded consumer products division, generates revenues principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. We have generated significant revenues from existing licensees, including US Playing Card, Hands-On Mobile, and MDI. We also have a number of licensees that are developing new licensed products including electronic, casino-based, poker-related gaming machines from IGT, and interactive television games from Pixel Play.
     WPT Corporate Alliances, our sponsorship and event management division, generates revenue through corporate sponsorship and management of live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two and Three of the World Poker Tour series on TRV. During the third quarter of 2005, Anheuser-Busch announced that its sponsorship in Season Four would now feature its largest brand, Budweiser, as the official beer of the World Poker Tour on the Travel Channel.
     WPT Online Gaming, our online poker and casino gaming division, generates revenue through our agreement with WagerWorks, Inc. (WagerWorks) pursuant to which we granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of our brand, WagerWorks shares with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com generated approximately $0.9 million in revenue for the three months ended April 2, 2006, compared to costs of revenues of approximately $0.4 million.
Results of Operations
Three Months Ended April 2, 2006 Compared to the Three Months Ended April 3, 2005
     Revenues. Our total revenues increased by $2.35 million (57%) during the three months ended April 2, 2006 compared to the three months ended April 3, 2005. Domestic television licensee fees increased $1.1 million (55%) in the first quarter of 2006 compared to the same period in 2005. The increase was primarily a result of the delivery in the first quarter of six episodes of Season IV of the WPT television series versus the delivery of five episodes of Season III in the same period in 2005, and the delivery of one episode of Season I of the PPT television series in the first quarter versus no episodes of the PPT delivered in the same period in 2005. Product licensing revenues decreased $0.4 million (34%) in the first quarter of 2006 compared to the same period in 2005. The decrease was due, in part, to lower license revenues from our lottery game partner, MDI, which were partially offset by increased mobile gaming sales from Hands-On Mobile (formerly Mforma). International television licensee fees increased $0.5 million (116%) due to increased distribution agreements in the first quarter of 2006 compared to the same period in 2005. Specifically we have expanded into additional territories and have agreements now for WPT Seasons One, Two and Three. Online gaming, host fees, sponsorship and merchandise revenues also increased $1.1 million (179%) in the first quarter of 2006 compared to the same period in 2005, of which $0.9 million is due to the online gaming revenue during 2006, which had not yet been launched during the first quarter of 2005.
     Cost of revenues. Cost of revenues decreased by approximately $0.8 million (24%) in the first quarter of 2006 compared to the same period in 2005. The decrease was primarily due to lower recognized PPT production costs, as we began capitalizing these costs in the first quarter of 2006 versus previously expensing them. During the quarter, costs of revenues associated with the PPT were $0.1 million compared to $1.4 million in the prior year quarter. The favorable variance was offset by $0.4 million in online gaming cost of revenues during the first quarter of 2006 compared to $0 in the same period in the prior year. Additionally, a decrease of $0.2 million related to non-cash compensation expense related to consultant stock options contributed to the favorable variance.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations (Continued)
     Gross margins. Overall gross margins were 63% in the first quarter of 2006 compared to 22% in the first quarter of 2005. Domestic television licensing margins were 44% in the first quarter compared to negative 60% in the same period of 2005 primarily due to the expensing of PPT production costs in 2005. Increased revenues from international television distribution and our online gaming operations helped contribute to the higher overall gross margins in 2006.
     Selling and administrative expenses. Selling and administrative expenses increased $2.3 million (85%) in the first quarter of 2006 compared to the same period in 2005. This increase was primarily due to an additional $1.5 million of share-based compensation expense, resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), with the remaining difference due to increased headcount and legal fees incurred during the first quarter of 2006 associated with development, growth and regulatory compliance costs.
     Other income. We recognized $5.7 million in gain on sale of investment in the first quarter of 2006, relating to the sale of a portion of our stock in PokerTek, Inc., which went public in October 2005. Interest income increased by $0.1 million (27%) for the first quarter of 2006 compared to the same period in 2005, primarily due to higher cash equivalents and short-term investment balances.
     Income taxes. Provision for income taxes was $1.3 million and $0 for the first quarter of 2006 and 2005, respectively, and the effective tax rate for the first quarter of 2006 and 2005 was approximately 26% and 0%, respectively. The rate increased in 2006 due to positive taxable income that we expect to generate which would allow us to realize our net operating loss carryforward from 2005. A valuation allowance was previously recorded for the net deferred tax asset related to the 2005 net operating loss carryforward.
     Net earnings (loss). Our gain on sale of investment of $5.7 million more than offset an operating loss for the quarter, resulting in net earnings before tax of $4.9 million and net earnings of $3.6 million for the first quarter of 2006. The 2006 results reflect the impact of our adoption of SFAS 123(R) as of January 1, 2006. Net loss was $1.6 million for the 2005 period. For the balance of 2006, excluding future stock grants, we expect charges for share-based compensation under SFAS No. 123(R) to be approximately $0.7 million each quarter.
Liquidity and Capital Resources
     During the first three months of 2006, we generated cash flow primarily through our operating activities and proceeds of $5.7 million from the sale of a portion of our PokerTek investment. Our principal cash requirements consist of television production costs, payroll and benefits, professional fees, marketing costs, business insurance and office lease costs. We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of our media, online gaming and other businesses and for general corporate purposes. We expect that cash, cash equivalents and short-term investments on hand and generated from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
     However, we may from time to time seek additional capital to fund our operations or fund our expansion plans as circumstances arise. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.
     The table below sets forth our known contractual obligations as of April 2, 2006 (in thousands):

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations (Continued)

	Payments Due by Period
					Years 6 and
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Beyond
Operating lease obligations (1)	$2,582	$467	$980	$1,046	$89
Purchase obligations (2)	95	95	—	—	—
Employee obligations (3)	394	394	—	—	—

	$3,071	$956	$980	$1,046	$89

(1)	Operating lease obligations include rent payments on our corporate office space. Monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. The amount set forth in the table above assumes monthly lease payments through May 2011.

(2)	Purchase obligations include contractual obligations related to the establishment of our Internet gaming site.

(3)	Employee obligations include the base salaries payable to Steven Lipscomb and Robyn Moder under their respective employment agreements.
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
     In accordance with the terms of the WPT and PPT Agreements, we recognize domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we currently do not consider collectibility of international television license revenues to be reasonably assured, and accordingly, we do not recognize such revenue until the distributor has received payment. Additionally, we present international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19).
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
     Deferred television costs: We account for deferred television costs in accordance with FASB Statement of Position No. 00-2 (SOP 00-2). Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation. In January 2006, we signed a distribution agreement for the PPT with Discovery Communications, Inc., the parent company of the Travel Channel; therefore, PPT television costs were capitalized during the first quarter of 2006, and will be expensed as episodes are delivered to the Travel Channel. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 100% of capitalized deferred television costs at April 2, 2006, are expected to be expensed in connection with episode deliveries by the end of fiscal 2006.
     Investment: Until October 2005, we had an investment, consisting of a 15% equity interest (carried at its nominal cost basis) in and a loan receivable from PokerTek, a company formed in August 2003 to develop and market the PokerPro system, an electronic poker table designed to provide a fully automated poker room environment, to tribal casinos, commercial casinos and card clubs. As a result of PokerTek’s initial public offering in October 2005, our ownership interest was diluted to 11.7%. As of April 2, 2006, Lyle Berman, who is the Chairman of our Board, and his son Bradley Berman collectively own approximately 9% of PokerTek. Lyle Berman also serves as Chairman of the Board of PokerTek, and received options to purchase 200,000 shares of common stock in the company.
     On January 20, 2006, we entered into an agreement to sell 630,000 shares of PokerTek’s common stock held by us, at a price per share of $9.03. We closed the transaction on February 28, 2006, and received net cash proceeds of approximately $5.7 million. As a result, we currently own 450,000 shares or 4.75% ownership interest in PokerTek.
     We accounted for this investment as “available for sale” pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and adjusted the investment to fair market value of $5.4 million at April 2, 2006, with the change in fair market value accounted for as a component of other comprehensive income in the statement of stockholders’ equity.
     Income taxes: We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our current growth plans potentially may include international expansion, primarily related to our online gaming business, expansion of our television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses. Although we anticipate that all potential strategies will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on our limited earnings history combined with our cautious optimism, we believe a valuation allowance continues to be appropriate for a portion of the deferred tax assets not considered more likely than not of realization.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations (Continued)
     Share-based compensation: On January 2, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.
     We adopted SFAS No. 123(R) using the “modified prospective transition” method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods. We estimated the fair value of stock option awards on the date of grant using a Black-Scholes option pricing model. The key assumptions included in our Black-Scholes model are annualized volatility, forfeiture rate, expected term, and risk free interest rate.
     For the three months ended April 2, 2006, share-based compensation expense recognized was $1.6 million, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The value of the portion of the award that is ultimately expected to vest is recognized as expense, using a straight-line method, over the requisite service periods in our statement of earnings (loss).
Recently Issued Accounting Pronouncements
     In 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Instruments amending the guidance in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 will be effective for financial instruments acquired or issued during our fiscal year that begins after September 15, 2006. We presently do not expect SFAS 155 to be applicable to any instruments likely to be acquired or issued by us.
     In 2005, the FASB also issued SFAS 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS 156 further amends the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and, among other things, requires recognition of a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We presently do not expect SFAS 156 to be applicable to any of our activities.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Private Securities Litigation Reform Act
     The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current expectations or beliefs concerning future events. These statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations (Continued)
     Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement. Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, these factors include, among others, the following risk factors:
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
     Our financial instruments include cash and cash equivalents, U.S. Treasury and Agency securities and short-term municipal securities. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 2, 2006, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.
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

WPT ENTERPRISES, INC.
Part II
Other Information
ITEM 1. LEGAL PROCEEDINGS
     In late 2005 and early 2006, we were involved in a dispute with the Travel Channel in connection with licensing the PPT for telecast. Under the WPT agreements between us and the Travel Channel, the Travel Channel is afforded the right to negotiate with us with respect to certain types of programming developed by us during a sixty (60) day period. Pursuant to the WPT agreements, we had submitted the PPT to the Travel Channel and began negotiations but failed to reach an agreement with the Travel Channel within the allotted negotiation window. Consequently, we began discussions with other networks. While we later revived our attempts to reach a deal with the Travel Channel after its exclusive bargaining window had ended, we ultimately received an offer from another network. We submitted this offer to the Travel Channel pursuant to its contractual last right to match the deal as specified under the WPT agreements. Thereafter, the Travel Channel sent letters to us and the other broadcaster asserting, among other things, that we were not entitled to complete a deal for the PPT with a third party.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

WPT ENTERPRISES, INC.
Part II
Other Information (Continued)
ITEM 6. EXHIBITS
10.1	Brand License and Online Casino Operating Agreement, dated June 19, 2005, by and between WPT Enterprises, Inc. and WagerWorks Alderney 3 Limited **

10.2	Material terms of Peter Hughes employment arrangement

10.3	Letter dated March 16, 2006 from the Travel Channel, LLC to WPT Enterprises, Inc.

10.4	Amendment to Lease, effective as of May 8, 2006, by and between RREEF America REIT II Corp. BBB (as successor in interest to Wilshire Courtyard L.L.C.), and WPT Enterprises, Inc.

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2006	WPT ENTERPRISES, INC.
Registrant
/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ W. Todd Steele
W. Todd Steele
Chief Financial Officer