Form 10-Q
period 2006-07-02
WPT ENTERPRISES INC
filed 2006-08-10
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                          Yes ☐                                    No  ☒

As of August 8, 2006 there were 20,378,333 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

WPT ENTERPRISES, INC.
Condensed Balance Sheets
July 2, 2006 (unaudited) and January 1, 2006

	July 2, 2006	January 1, 2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,585	$1,737
Short-term investments	30,511	26,735
Accounts receivable, net of allowance of $23 and $74	1,940	3,091
Deferred television costs	733	1,520
Inventory	41	45
Other	671	665
	40,481	33,793

Property and equipment, net	2,852	1,271
Restricted cash	445	249
Investment	4,563	10,627
Other assets	159	320
	$48,500	$46,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	840	$1,550
Accrued payroll and related	928	246
Other accrued expenses	1,069	941
Deferred revenue	3,351	5,150
	6,188	7,887

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value, authorized 100,000 shares; 20,378 and 20,158 shares issued and outstanding	20	20
Additional paid-in capital	37,980	34,113
Deficit	(51)	(6,208)
Accumulated other comprehensive earnings	4,363	10,449
Deferred compensation	—	(1)
	42,312	38,373
	$48,500	$46,260

See notes to condensed financial statements

WPT ENTERPRISES, INC.
Condensed Statements of Earnings (Loss)
(In thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	July 2, 2006 and July 3, 2005		July 2, 2006 and July 3, 2005
	2006	2005	2006	2005
Revenues:
License fees:
Domestic television	$7,259	$3,586	$10,304	$5,549
International television	661	641	1,568	1,060
Product licensing	804	1,114	1,517	2,193
	8,724	5,341	13,389	8,802

Online gaming	821	—	1,732	—
Event hosting and sponsorship fees	1,412	1,170	2,209	1,714
Other	72	89	152	187
	11,029	6,600	17,482	10,703

Cost of revenues	4,176	4,377	6,596	7,564

Gross profit	6,853	2,223	10,886	3,139
Expenses:
Selling and administrative	4,312	2,836	9,412	5,589
Depreciation	49	37	97	58
	4,361	2,873	9,509	5,647

Earnings (loss) from operations	2,492	(650)	1,377	(2,508)

Other income:
Realized gain on sale of investment	—	—	5,675	—
Interest income	419	224	744	480
Earnings (loss) before income taxes	2,911	(426)	7,796	(2,028)

Income taxes	344	—	1,639	—

Net earnings (loss)	$2,567	($426)	$6,157	($2,028)

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on marketable securities:	(840)	6	($411)	($36)

Comprehensive earnings (loss)	$1,727	($420)	$5,746	($2,064)

Net earnings (loss) per common share - basic	$0.12	($0.02)	$0.30	($0.10)

Net earnings (loss) per common share - diluted	$0.12	($0.02)	$0.29	($0.10)

Weighted-average common shares outstanding - basic	20,603	19,645	20,310	19,351

Dilutive effect of stock warrants	400	—	400	—
Dilutive effect of stock options	458	—	458	—

Weighted-average common shares outstanding - diluted	21,461	19,645	21,168	19,351

See notes to condensed financial statements

WPT ENTERPRISES, INC.
Condensed Statements of Stockholders’ Equity
Six Months ended July 2, 2006 and July 3, 2005
(unaudited)

						Accumlated
			Additional			Other
	Common Stock		Paid-in		Deferred	Comprehensive
	Shares	Dollars	Capital	Deficit	Compensation	Earnings/(Loss)	Total
	(In thousands)
2006
BALANCES AT JANUARY 1, 2006	20,158	$20	$34,113	$(6,208)	$(1)	$10,449	$38,373
Reduction of deferred compensation					1		1
Common stock issued	220		1				1
Effect of share-based compensation			2,409				2,409
Income tax benefit from stock option exercises			1,457				1,457
Sale of investment						(5,675)	(5,675)
Other comprehensive loss						(411)	(411)
Net earnings				6,157			6,157
BALANCES AT JULY 2, 2006	20,378	$20	$37,980	($51)	$0	$4,363	$42,312

2005
BALANCES AT JANUARY 2, 2005	19,480	$19	$32,767	$(1,205)	$(6)	$(6)	$31,569
Reduction of deferred compensation					2		2
Common stock issued	675	1	2				3
Effect of share-based compensation			800				800
Interest on common shares subject to repurchase			(21)				(21)
Other comprehensive loss						(36)	(36)
Net loss				(2,028)			(2,028)
BALANCES AT JULY 3, 2005	20,155	$20	$33,548	$(3,233)	$(4)	$(42)	$30,289

See notes to condensed financial statements

WPT ENTERPRISES, INC.
Condensed Statements of Cash Flows
Six Months ended July 2, 2006 and July 3, 2005
(unaudited)

	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$6,157	($2,028)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	97	58
Production depreciation	158	126
Share-based compensation expense	2,293	1,010
Realized gain on sale of investment	(5,675)	—
Income taxes	1,457	—
Bad debts	27	47
Change in operating assets and liabilities:
Accounts receivable	1,124	644
Inventory	4	16
Deferred television costs	904	511
Other	155	(104)
Accounts payable	(710)	248
Due to parent	—	(15)
Accrued expenses	810	22
Deferred revenue	(1,799)	168
Net cash provided by operating activities	5,002	703

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,836)	(757)
Proceeds from sale of investment	5,686
Short-term investments, purchases	(24,981)	(28,974)
Short-term investments, sales/maturities	21,172	30,101
Net cash provided by investing activities	41	370

FINANCING ACTIVITIES:
Increase in restricted cash	(196)	(2)
Proceeds from stock option exercises	1	3
Net cash provided by (used in) financing activities	(195)	1

Net increase in cash and cash equivalents	$4,848	$1,074
Cash and cash equivalents - beginning of period	1,737	4,525
Cash and cash equivalents - end of period	$6,585	$5,599

See notes to condensed financial statements

WPT ENTERPRISES, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted.  For further information, please refer to the annual audited financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, previously filed with the SEC, from which the information as of that date is derived.

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

3. SHARE-BASED COMPENSATION

The Company has adopted the board-approved, 2004 Stock Incentive Plan (the “2004 Plan”) that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were previously outstanding under a previous stock incentive plan at the time of the Company’s conversion to a publicly-traded company.  On May 31, 2006, the shareholders of the Company approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance from 3,120,000 shares to 4,200,000 shares.  Under the 2004 Plan, option grants vest in equal installments over three-year and five-year periods, beginning on the first anniversary of the date of each grant and will continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with the Company on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.  The Company issues new shares of common stock upon exercise of options.

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment-Revised 2004, which requires the measurement and recognition of compensation expense for stock options and other share-based compensation to employees and directors based on the fair value of those awards at the date of grant. The Company adopted SFAS 123(R) using the “modified prospective transition” method that requires the Company to recognize share-based compensation for all new and unvested share-based awards that are ultimately expected to vest as the requisite service period is rendered; accordingly, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied certain provisions of SAB 107 in its adoption of SFAS 123(R). Previously, the Company accounted for share-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25).  For the six months ended July 2, 2006, the effect of the change from APB 25 to SFAS 123(R) was to decrease net earnings and diluted earnings per share by $2.3 million and $0.11, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options in accordance with SFAS 123(R).  The bases for the key assumptions included in the model are as follows:

•                  Annualized volatility - As the Company has limited operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of the Company’s stock since it began trading in August 2004.

•                  Forfeiture rate – The Company used historical data to estimate employee departure behavior in estimating future forfeitures.

•                  Expected term – Due to the Company’s limited operating history including stock option exercises and forfeitures, the Company calculated expected term using the “Simplified Method” in accordance with SAB 107.

•                  Risk free interest rate - For periods within the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Following is a summary of the assumptions used to estimate the weighted-average fair value of the stock options granted using the Black-Scholes pricing model:

	Three Months Ended July 2, 2006	Six Months Ended July 2, 2006
Risk free interest rate	5.06%	4.68%
Expected life	6.5 years	6.5 years
Expected dividend yield	0%	0%
Weighted-average fair value	$3.80	$4.24
Annualized volatility	78.91%	81.57%

The table below summarizes share-based compensation expense, net of tax, related to employee stock options under
SFAS 123(R), which was allocated as follows (in thousands):

	Three Months Ended July 2, 2006	Six Months Ended July 2, 2006

Total cost of share-based payment plans	$678	$2,280
Amounts capitalized in deferred television costs	—	—
Amounts charged against income, before income tax benefit	$678	$2,280
Amount of related income tax benefit recognized in income	—	—

For the six months ended July 2, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements.  Management assessed the likelihood that deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance was required due to uncertainty as to realization.

The following table summarizes stock option activity through the three and six months ended July 2, 2006 and July 3, 2005:

		Number of Common Shares
	Options		Available	Weighted Avg.
	Outstanding	Exercisable	For Grant	Exercise Price

2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized
Granted	219,000		(219,000)	$6.20
Forfeited /cancelled/expired	(159,333)		159,333	$8.13
Exercised	(115,000)			$0.0049
Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36
Authorized			1,080,000
Granted	109,500		(109,500)	$5.18
Forfeited /cancelled/expired	(153,501)		153,501	$10.07
Exercised	(105,000)			$0.0049

Balance at July 2, 2006	1,953,666	619,333	1,348,001	$7.42

2005
Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Authorized
Granted	24,500		(24,500)	$19.50
Forfeited /cancelled/expired	(32,000)		32,000	$8.60
Exercised	(640,000)			$0.0049
Balance at April 3, 2005	1,913,500	200,000	566,500	$6.27
Authorized
Granted	34,000		(34,000)	$17.25
Forfeited /cancelled/expired	(31,500)		31,500	$8.31
Exercised	(35,000)			$0.0049

Balance at July 3, 2005	1,881,000	165,000	564,000	$6.55

The following table summarizes significant ranges of outstanding and exercisable options as of July 2, 2006:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Avg. Price	Aggregate Intrinsic Value

$ 0.0049	225,000	5.65	$0.0049	$1,353,398	225,000	$0.0049	$1,353,398
$ 5.18 – 9.92	1,464,667	8.45	7.59	87,780	378,334	8.05	—
$ 11.95 – 14.51	225,333	9.09	12.24	—	8,666	14.51	—
$ 15.05 – 19.50	38,666	9.03	15.99	—	7,333	17.71	—

	1,953,666	8.21	$7.42	$1,441,178	619,333	$5.33	$1,353,398

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.02 on June 30, 2006, which would have been received by the option holders had they exercised their options as of that date.  As of July 2, 2006, the total number of “in-the-money” options exercisable was 225,000. The total intrinsic value of options exercised during the six months ended July 2, 2006 was $1.4 million.

For the six months ended July 2, 2006, total compensation cost related to SFAS 123(R) was approximately $2.3 million, of which $92,000 relates to the total fair value of the shares vested during the period.  As of July 2, 2006, total compensation cost related to non-vested share-based options not yet recognized was $5.7 million, which is expected to be recognized over the next 33 months on a weighted average basis.

Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors under SFAS 123, Accounting for Stock-based Compensation (SFAS 123) in 2005, net loss and net loss per common share would approximate the following pro forma amounts (in thousands, except per share data):

	Three Months Ended July 3, 2005	Six Months Ended July 3, 2005
Net loss as reported	$(426)	$(2,028)
Deduct: Total equity-based compensation expense determined under the fair value method, net of tax	(596)	(1,165)
Pro forma net loss under SFAS 123	$(1,022)	$(3,193)

Net loss per common share – basic and diluted -as reported	$(0.02)	$(0.10)
Pro forma net loss per common share – basic and diluted	$(0.05)	$(0.17)

During the three and six months ended July 3, 2005, compensation expense of $0.6 million and $1.0 million, respectively, related to stock options issued to consultants has not been included in the table above as these options are already recorded at estimated fair value.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended July 3, 2005	Six Months Ended July 3, 2005
Risk free interest rate	3.69%	3.91%
Expected life	6 years	6 years
Expected dividend yield	—	—
Weighted-average fair value	$12.17	$13.13
Annualized volatility	79.54%	80.84%

4. INVESTMENT

In March 2006, the Company sold 630,000 common shares of its then 12% interest in PokerTek, Inc. at $9.03 per share, resulting in net cash proceeds of approximately $5.7 million. As a result of the sale, the Company realized a gain of approximately $5.7 million, and its ownership interest was reduced to 450,000 shares, or 5%.

The Company accounts for its investment in PokerTek at fair market value and classified it as “available for sale.”

5. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three months ended July 2, 2006 (in thousands):

	Studios	Consumer Products	Online Gaming	Corporate Alliances	Corporate	Total
Revenues	$8,524	$872	$821	$812	$—	$11,029
Cost of revenues	3,663	101	381	31	—	4,176
Gross profit	4,861	771	440	781	—	6,853
Total assets	1,877	1,198	764	14	44,647	48,500
Depreciation	86	—	—	—	49	135

Three months ended July 3, 2005 (in thousands):

	Studios	Consumer Products	Online Gaming	Corporate Alliances	Corporate	Total
Revenues	$4,999	$1,195	$—	$406	$—	$6,600
Cost of revenues	4,216	161	—	—	—	4,377
Gross profit	783	1,034	—	406	—	2,223
Total assets	1,297	570	450	16	33,944	36,277
Depreciation	72	—	—	—	37	109

Six months ended July 2, 2006 (in thousands):

	Studios	Consumer Products	Online Gaming	Corporate Alliances	Corporate	Total
Revenues	$12,979	$1,663	$1,732	$1,108	$—	$17,482
Cost of revenues	5,499	235	789	73	—	6,596
Gross profit	7,480	1,428	943	1,035	—	10,886
Depreciation	158	—	1	—	96	255

Six months ended July 3, 2005 (in thousands):

	Studios	Consumer Products	Online Gaming	Corporate Alliances	Corporate	Total
Revenues	$7,662	$2,342	$—	$699	$—	$10,703
Cost of revenues	7,369	195	—	—	—	7,564
Gross profit	293	2,147	—	699	—	3,139
Depreciation	126	—	—	—	58	184

6. ONLINE GAMING AGREEMENTS

On June 21, 2006, the Company entered into and executed a Source Code License and Service Agreement, effective as of June 16, 2006 (the CyberArts Agreement), with CyberArts Licensing, LLC (CyberArts), pursuant to which CyberArts granted to the Company a perpetual, nonexclusive and nontransferable license for the object code of certain poker software and related banking and cardroom management software tools (the Software) for the Company’s development of its own online poker room. The Company paid CyberArts a one-time license fee of $1.3 million for the Software upon the execution of the Agreement, which is included in Property and Equipment, as well as a payment of $180,000 for the first year of CyberArts’ support and maintenance for the Software. During the term of the CyberArts Agreement, the Company is obligated to pay an annual fee of $180,000, subject to annual increases of up to a maximum of 9% in each year, for continuing support and maintenance, payable on the anniversary of the effective date of the agreement. The support and maintenance services can be cancelled by either party at any time upon 60 days notice. Additionally, at the Company’s request and expense, CyberArts shall provide the Company with custom development work on the Software.  The Company also has the right to purchase the source code for the Software at any time during the term of the CyberArts Agreement for an additional $2.7 million.

On July 10, 2006, the Company entered into and executed Amendment No. 1 (the Amendment) to the Brand License and Online Casino Operating Agreement with WagerWorks Alderney 3 Limited, an Alderney company and a wholly-owned subsidiary of WagerWorks, Inc. (WagerWorks), dated as of January 19, 2005 (the Wagerworks Agreement).   The parties amended the Wagerworks Agreement to permit the Company to (i) own and operate its own online poker room, and (ii) offer multi-player, real-money poker gaming via cellular phone using software provided by a particular vendor.   In addition, the Amendment specified a termination date for WagerWorks’ operation of the Company’s online poker room (the Poker Room) on the earlier to occur of (i) August 1, 2007, (ii) thirty (30) days following the Company’s request to WagerWorks to terminate operation of the Poker Room, or (iii) sixty (60) days following WagerWorks’ notice to the Company that it will terminate its operation of the Poker Room. Furthermore, the parties agreed to increase WagerWorks’ share of revenue derived from the operation of the Poker Room to 75% from the original 25%. The changed revenue share percentage reflects an attempt to incentivize WagerWorks to provide a quality online poker room during the transition by the Company to the operation of its own online poker room.  All terms associated with the online casino that are contained within the original Wagerworks Agreement remain the same.

7.              SUBSEQUENT EVENTS

On July 12, 2006, the Company entered into and executed a licensing agreement with 3G Scene Limited pursuant to which the Company granted 3G Scene a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming application.  Pursuant to the agreement, 3G Scene will offer real-money mobile games solely in jurisdictions where such gaming is not restricted.  In consideration for the license, the Company shall be entitled to 50% of net revenues.  In a separate agreement entered into on July 31, 2006, the Company acquired an approximate 10% ownership interest in 3G Scene for approximately $2.9 million.

On July 19, 2006 the Company was served with a complaint by seven poker players alleging that it has engaged in, among other things, certain anti-competitive and unfair business practices by requiring players to execute participant releases in connection with tournaments it films through its exclusive arrangements with casinos that has allegedly limited the number of televised poker tournaments that high stakes professional poker players can play in.  It is management’s belief that the claims asserted in the complaint are misleading and without merit. The Company is unable at this time to estimate a range of loss, if any, in connection with this matter and, accordingly, has made no provision therefor.

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

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since our inception, the WPT Studios division has been responsible for approximately 76% of our total revenue. We license the WPT series to The Travel Channel, L.L.C. (TRV or Travel Channel) for telecast in the United States under an exclusive license agreement. We also have license agreements for the distribution of our World Poker Tour episodes in over 150 territories, for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses. In addition, during January 2006, we signed a license agreement with TRV to telecast our new Professional Poker TourTM, or PPT, series, which began airing in the third quarter of 2006. We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).

We have entered into a series of agreements with TRV for the United States distribution of the WPT television series (the WPT Agreements). Since our inception, fees from TRV under the WPT Agreements and an agreement with TRV relating to the PPT series have been responsible for approximately 60% of our total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years (three years for the episodes in Season One). We have produced four complete seasons of the World Poker Tour series under the WPT Agreements, and Season Five is currently in production. TRV continues to hold options to license the Seasons Six and Seven.

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

World Poker Tour Season	Date of TRV Agreement or Option for Season	Number of episodes (including specials)	Production Period and Delivery of Episodes to TRV	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002 – June 2003	March 2003 – June 2003
Season Two	August 2003	25	July 2003 – June 2004	December 2003 – September 2004
Season Three	May 2004	21	May 2004 – April 2005	October 2004 – August 2005
Season Four	March 2005	21	May 2005 – April 2006	October 2005 – June 2006
Season Five	March 2006	22	May 2006 – April 2007 (expected)	October 2006 – June 2007 (expected)

In January 2006, we entered into an agreement with TRV for the U.S. distribution of the PPT television series. Similar to the WPT Agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years. Under our agreement with TRV regarding PPT, TRV had options to license the following three seasons (Seasons Two through Four). In accordance with our accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, we expensed approximately $4.3 million of production expenses related to the Professional Poker Tour during fiscal 2004 and 2005. With the execution of the PPT agreement, in the first quarter of 2006, we began capitalizing additional expenses associated with the production of the PPT series that are now being expensed as the first season episodes are delivered to the Travel Channel.  During the first six months of 2006, we delivered ten episodes of the PPT series, resulting in revenue of $3.0 million and cost of revenues of $1.0 million.

On May 1, 2006, TRV notified the Company that it had chosen to not exercise its option for Season II and subsequent seasons of the PPT.  The PPT’s first season, which includes 24 two-hour episodes, has already been filmed and began to air on TRV in July 2006.  The Company has begun discussions to find a new broadcast partner for the PPT going forward.

Further, under the WPT and PPT Agreements, TRV has the right to receive a percentage of our adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met.  For the six months ended July 2, 2006, we recognized $0.3 million of Travel Channel participation expense that was recorded in cost of revenues.

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

WPT Corporate Alliances, our sponsorship and event management division, generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations.  Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons II, III and IV of the World Poker Tour series on TRV. During the third quarter of 2006, we completed an agreement with Anheuser-Busch to continue its sponsorship for Season V of the World Poker Tour. During the second quarter of 2006, we finalized a sponsorship agreement with Xyience, Inc., a non-alcoholic energy drink developer and distributor, to promote its product as the “official energy drink” of Season V and Season VI of the World Poker Tour.  We will recognize revenues from this agreement when the programs are broadcast beginning in 2007.

WPT Online Gaming, our online poker and casino gaming division, generates revenue through our agreement with WagerWorks, Inc. (WagerWorks) pursuant to which in January 2005 we granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games.  In exchange for the license of our brand to WagerWorks, WagerWorks shares with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com generated approximately $1.7 million in revenue for the six months ended July 2, 2006, compared to costs of revenues of approximately $0.8 million.

In 2006, we decided to develop our own software for our online poker room.  On June 21, 2006, we entered into and executed a Source Code License and Service Agreement, effective as of June 16, 2006 (the CyberArts Agreement) with CyberArts Licensing, LLC (CyberArts), pursuant to which CyberArts granted to us a perpetual, nonexclusive and nontransferable license for the object code of certain poker software and related banking and cardroom management software tools (the Software) for the development of our own online poker room. We paid CyberArts a one-time license fee of $1.3 million for the Software upon the execution of the Agreement, as well as a payment of $180,000 for the first year of CyberArts’ support and maintenance for the Software. During the term of the CyberArts Agreement, we are obligated to pay CyberArts an annual fee of $180,000, subject to annual increases of up to a maximum of 9% in each year, for continuing support and maintenance, payable on the anniversary of the effective date of the Agreement. The support and maintenance services can be cancelled by either party at any time upon 60 days notice. Additionally, at our request and expense, CyberArts shall provide us with custom development work on the Software.  We also have the right to purchase the source code for the Software at any time during the term of the CyberArts Agreement for an additional $2.7 million.  The CyberArts agreement enables us to develop, manage, market and handle customer service for the online poker business from our own international headquarters.

On July 10, 2006, the agreement with WagerWorks was amended to permit us to (i) own and operate our own online poker room, and (ii) offer multi-player real-money poker gaming via cellular phone using software provided by 3G Scene Limited.   In addition, the Amendment specified a termination date for WagerWorks’ operation of our online poker room (the Poker Room) on the earlier to occur of (i) August 1, 2007, (ii) thirty (30) days following our request to WagerWorks to terminate operation of the Poker Room, or (iii) sixty (60) days following WagerWorks’ notice to us that it will terminate its operation of the Poker Room. Furthermore, the parties agreed that WagerWorks could increase its share of revenue derived from the operation of the Poker Room to 75% from the original 25%. The changed revenue share percentage reflects an attempt to incentivize WagerWorks to provide a quality online poker room during the transition by us to the operation of our own online poker room.  Also, all terms associated with the online casino that are contained within the original agreement will remain the same.

On July 12, 2006, we entered into and executed a licensing agreement with 3G Scene Limited, pursuant to which we granted 3G Scene a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming application.  Pursuant to the agreement, 3G Scene will offer real-money mobile games solely in jurisdictions where such gaming is not restricted.  In consideration for the license, we shall be entitled to 50% of net revenues. In a separate agreement entered into on July 26, 2006, we acquired an approximate 10% ownership interest in 3G Scene for approximately $2.9 million.

Results of Operations

Six Months Ended July 2, 2006 Compared to the Six Months Ended July 3, 2005

Revenues. Our total revenues increased by $6.8 million (63%) during the six months ended July 2, 2006 compared to the six months ended July 3, 2005. Domestic television licensee fees increased $4.8 million (86%) in the first six months of 2006 compared to the 2005 period. The increase was primarily a result of the delivery in the first six months of sixteen episodes of Season IV of the WPT television series versus the delivery of thirteen episodes of Season III in the 2005 period, and the delivery of ten episodes of Season I of the PPT television series in the first six months versus no episodes of the PPT delivered in the 2005 period. Product licensing revenues decreased $0.7 million (31%) in the first six months of 2006 compared to the 2005 period. The decrease was due, in part, to lower revenues from US Playing Card and our lottery game partner, MDI, which were partially offset by increased mobile gaming sales from Hands-On Mobile (formerly Mforma). International television license fees increased $0.5 million (48%) due to increased distribution agreements in the first quarter of 2006 compared to the 2005 period.  Specifically, we have expanded into additional territories and have agreements now for WPT Seasons I, II and III.  Online gaming, host fees, sponsorship and merchandise revenues also increased $2.2 million (115%) in the first six months of 2006 compared to the 2005 period, of which $1.7 million is due to the online gaming revenue during 2006, which had not yet been launched during the first six months of 2005, as well as increased sponsorship fees for Season IV versus Season III.

Cost of revenues. Cost of revenues decreased by approximately $1.0 million (13%) in the first six months of 2006 compared to the 2005 period. The decrease was primarily due to lower recognized PPT production costs, as we began capitalizing these costs in the first quarter of 2006 versus previously expensing them in 2005 since no distribution deal had been reached.  During the first six months of 2006, costs of revenues associated with the PPT were $1.0 million compared to $3.0 million in the same period in 2005. Additionally, a decrease of $0.8 million related to non-cash compensation expense related to consultant stock options contributed to the favorable variance. The favorable variance was partially offset by $0.8 million in online gaming cost of revenues during the first six months of 2006 compared to $0 in the same period in 2005.

Gross margins.  Overall gross margins were 62% in the first six months of 2006 compared to 29% in the first six months of 2005.  Domestic television licensing margins were 49% in the first six months compared to negative 27% in the 2005 period, with the increase primarily due to the recognition of a larger portion of PPT production costs in 2005, since no distribution deal had been reached during the early stages of production, combined with increased revenues from sponsorship fees, online gaming and international distribution license fees.

Selling and administrative expenses. Selling and administrative expenses increased $3.8 million (68%) in the first six months of 2006 compared to the 2005 period. This increase was primarily due to an additional $2.3 million of share-based compensation expense, resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment-Revised 2004. There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during the six months ended July 3, 2005, pursuant to the accounting guidance in effect during that time period.

Other income. We recognized $5.7 million in gain on sale of investment in the first six months of 2006, relating to the sale of a portion of our stock in PokerTek, Inc., which went public in October 2005. Interest income increased by $0.3 million (55%) for the first six months of 2006 compared to the 2005 period, primarily due to higher cash equivalents and short-term investment balances.

Income taxes.  Provision for income taxes was $1.6 million and $0 for the first six months of 2006 and 2005, respectively, and the effective tax rate for the first six months of 2006 and 2005 was approximately 30% and 0%, respectively. The rate increased in 2006 due to positive taxable income that we expect to generate that will exceed our net operating loss carryforward from 2005. A valuation allowance was previously recorded for the net deferred tax asset related to the 2005 net operating loss carryforward.

Net earnings (loss). Our net earnings before tax of $7.8 million and net earnings of $6.2 million for the first six months of 2006 were primarily a result of our gain on sale of investment of $5.7 million, as well as earnings from operations of $1.4 million. These factors were partially offset by the effects of the adoption of SFAS 123(R) as of January 1, 2006.  Net loss was $2.0 million for the 2005 period. For the balance of 2006, excluding future stock grants, we expect charges for share-based compensation under SFAS No. 123(R) to be approximately $0.7 million each quarter.

Three Months Ended July 2, 2006 Compared to the Three Months Ended July 3, 2005

Revenues. Our total revenues increased by $4.4 million (67%) during the three months ended July 2, 2006 compared to the three months ended July 3, 2005. Domestic television licensee fees increased $3.7 million (102%) in the second quarter of 2006 compared to the 2005 period. The increase was primarily a result of the delivery in the second quarter of ten episodes of Season IV of the WPT television series versus the delivery of eight episodes of Season III in the 2005 period, and the delivery of nine episodes of Season I of the PPT television series in the first quarter versus no episodes of the PPT delivered in the 2005 period. Product licensing revenues decreased $0.3 million (28%) in the second quarter of 2006 compared to the 2005 period. The decrease was due, in part, to lower license revenues from US Playing Cards and MDI, which were partially offset by increased mobile gaming sales from Hands-On Mobile. Online gaming, host fees, sponsorship and merchandise revenues also increased $1.0 million (83%) in the second quarter of 2006 compared to the 2005 period, of which $0.8 million is due to the online gaming revenue during 2006, which had launched at the end of the second quarter of 2005, as well as increased sponsorship fees for Season IV versus Season III.

Cost of revenues. Cost of revenues decreased by approximately $0.2 million (5%) in the second quarter of 2006 compared to the 2005 period. The decrease was primarily due to lower recognized PPT production costs, as we began capitalizing these costs in the first quarter of 2006 versus previously expensing them during 2005 since no distribution deal had been reached.  During the quarter, costs of revenues associated with the PPT were $0.9 million compared to $1.5 million in the prior year quarter.  Additionally, a decrease of $0.5 million in non-cash compensation expense related to consultant stock options contributed to the favorable variance. The favorable variance was partially offset by $0.4 million in online gaming cost of revenues during the second quarter of 2006 compared to $0 in the same period in the prior year, as well as additional episodes were delivered in the second quarter of 2006 compared to the same period in the prior year.

Gross margins.  Overall gross margins were 62% in the second quarter of 2006 compared to 34% in the second quarter of 2005.  Domestic television licensing margins were 51% in the second quarter compared to negative 14% in the 2005 period, with the increase primarily due to the recognition of a large percentage of PPT production costs in 2005 since no distribution deal had been reached during the early stages of production, combined with increased revenues from our online gaming operations and sponsorship fees.

Selling and administrative expenses. Selling and administrative expenses increased $1.5 million (52%) in the second quarter of 2006 compared to the 2005 period. This increase was primarily due to an additional $0.7 million of share-based compensation expense, resulting from the implementation of SFAS 123(R). There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during the three months ended July 3, 2005, pursuant to the accounting guidance in effect during that time period.

Other income. Interest income increased by $0.2 million (87%) for the second quarter of 2006 compared to the 2005 period, primarily due to higher cash equivalents and short-term investment balances.

Income taxes.  Provision for income taxes was $0.3 million and $0 for the second quarter of 2006 and 2005, respectively, and the effective tax rate for the second quarter of 2006 and 2005 was approximately 30% and 0%, respectively. The rate increased in 2006 due to positive taxable income that we expect to generate that will exceed our net operating loss carryforward from 2005. A valuation allowance was previously recorded for the net deferred tax asset related to the 2005 net operating loss carryforward.

Net earnings (loss). Our higher gross margins in the second quarter of 2006 resulted in net earnings before tax of $2.9 million and net earnings of $2.6 million for the second quarter of 2006. The 2006 results reflect the impact of our adoption of SFAS 123(R) as of January 1, 2006.  Net loss was $0.4 million for the 2005 period.

Liquidity and Capital Resources

During the first six months of 2006, we generated cash flow primarily through our operating activities and proceeds of $5.7 million from the sale of a portion of our PokerTek investment. Our principal cash requirements consist of television production costs, payroll and benefits, professional fees, marketing costs, business insurance and office lease costs. We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of our media, online gaming and other businesses and for general corporate purposes. We expect that cash, cash equivalents and short-term investments on hand and generated from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

However, we may from time to time seek additional capital to fund our operations or fund our expansion plans as circumstances arise. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

The table below sets forth our known contractual obligations as of July 2, 2006 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond

Operating lease obligations (1)	$4,313	$815	$1,713	$1,785	$—
Employee obligations (2)	250	250	—	—	—
	$4,563	$1,065	$1,713	$1,785	$—

(1)       Operating lease obligations include rent payments for our corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began $28,000 at approximately and escalate up to approximately $33,000 over the five-year lease term. The amounts set forth in the table above assume monthly lease payments through June 2011.

(2)       Employee obligations include the base salary payable to Steven Lipscomb under his employment agreement.

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

Revenue recognition:  Revenue from the domestic and international distribution of our television series is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2):

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

•             The seller’s price to the buyer is fixed and determinable; and

•             Collectibility is reasonably assured.

In accordance with the terms of the WPT and PPT Agreements, we recognize domestic television license revenues upon the receipt and acceptance of completed episodes.  However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we currently do not consider collectibility of international television license revenues to be reasonably assured, and accordingly, we do not recognize such revenue until the distributor has received payment.  Additionally, we present international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19)

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. We recognize minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.  We present product licensing fees gross of licensing commissions, which are recorded as selling and administrative expenses as we are the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19.

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

Deferred television costs:  We account for deferred television costs in accordance with SOP 00-2.  Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation. In January 2006, we signed a distribution agreement for the PPT with Discovery Communications, Inc., the parent company of the Travel Channel; therefore, PPT television costs began to be capitalized during the first quarter of 2006, and are expensed as episodes are delivered to the Travel Channel.  Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 93% of capitalized deferred television costs at July 2, 2006, are expected to be expensed in connection with episode deliveries by the end of fiscal 2006.

Investment: Until October 2005, we had an investment, consisting of a 15% equity interest (carried at its nominal cost basis) in and a loan receivable from PokerTek, a company formed in August 2003 to develop and market the PokerPro system, an electronic poker table designed to provide a fully automated poker room environment, to tribal casinos, commercial casinos and card clubs. As a result of PokerTek’s initial public offering in October 2005, our ownership interest was diluted to 12%. As of July 2, 2006, Lyle Berman, who is the Chairman of our Board, and his son Bradley Berman collectively own approximately 7% of PokerTek. Lyle Berman also serves as Chairman of the Board of PokerTek, and received options to purchase 200,000 shares of common stock in the company.

On January 20, 2006, we entered into an agreement to sell 630,000 shares of PokerTek’s common stock held by us, at a price per share of $9.03.  We closed the transaction on February 28, 2006, and received net cash proceeds of approximately $5.7 million. As a result, we currently own an approximate 5% ownership interest in PokerTek consisting of 450,000 shares.

We account for this investment as “available for sale” pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and adjust the investment to fair market value at each balance sheet date ($4.6 million at July 2, 2006), with the changes in fair market value included as a component of accumulated other comprehensive income in the statement of stockholder’s equity.

Income taxes:  We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Our current growth plans potentially may include international expansion, primarily related to our online gaming business, expansion of our television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses.  Although we anticipate that all potential strategies will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy.  Therefore, based on our limited earnings history combined with our cautious optimism, we believe a valuation allowance continues to be appropriate for the portion of the deferred tax assets relating to stock option exercises not considered more likely than not of realization.

Share-based compensation: On January 2, 2006, we adopted SFAS No. 123(R), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

We adopted SFAS No. 123(R) using the “modified prospective transition” method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.  In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied certain provisions of SAB 107 in our adoption of SFAS 123(R), specifically related to our valuation methods. We estimate the fair value of stock option awards on the date of grant using a Black-Scholes option pricing model.  The key assumptions included in our Black-Scholes model are annualized volatility, forfeiture rate, expected term, and risk free interest rate.

For the six months ended July 2, 2006, share-based compensation expense recognized and included in selling and administrative expenses was $2.3 million, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The value of the portion of the award that is ultimately expected to vest is recognized as expense, using a straight-line method, over the requisite service periods in our statement of earnings (loss).

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement.  Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition.  Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, these factors include, among others, the following risk:

•                                          We remain heavily reliant upon our agreements with TRV as a source of revenue and any termination or impairment of these agreements, such as TRV’s recent decision not to renew its agreement with us for future seasons of the PPT, would materially and adversely affect the results of our operations;

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

•                                          It is difficult for us to predict the growth of our online casino business, which is a relatively new industry with an increasing number of market entrants;

•                                          We will incur increased costs and expenses related to the development and maintenance of our own online poker room; and

•                                          The loss of our President and Chief Executive Officer or another member of our senior management team may negatively impact the success of our business.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 2, 2006, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d — 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that WPT Enterprises, Inc.’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

WPT ENTERPRISES, INC.

Part II

Other Information

ITEM 1. LEGAL PROCEEDINGS

As discussed in Note 7 to the accompanying financial statements, on July 19, 2006, we were served with a complaint filed in the United States District Court, Central District of California by seven poker players.  The complaint alleges, among other things, that the business practice of requiring players to execute certain participant releases in connection with tournaments we film  through our exclusive arrangement with casinos has allegedly limited the number of televised poker tournament venues for high stakes professional poker players in violation of antitrust laws.  We have issued a statement indicating our belief that the claims asserted in the complaint are misleading and without merit.  We are currently preparing a response.

We are not currently a party to any other material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  In addition to the information in this report and the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2006 (some of which are revised below), you should consider the following risk resulting from our entering into a license agreement with CyberArts Licensing, LLC in June of 2006 that may materially adversely affect our business, financial condition and/or operating results:

The development and operation of our own online poker room may be costly and time consuming and may never be successful.

In the first half of 2006, our management and Board of Directors determined to change WPT Online’s business strategy. We decided to develop and operate our own online poker room, rather than rely on a third party vendor, as we have done since early 2005.  On June 21, 2006, we entered into a Source Code License and Services Agreement with CyberArts Licensing, LLC, pursuant to which CyberArts granted to us a perpetual, nonexclusive, and nontransferable license for certain poker software and related banking and cardroom management software tools for the development of our own online poker room.  Based on the CyberArts software platform, we plan to develop the additional software necessary for an online poker room and to develop the capabilities necessary to operate this business.  While we believe that the operation of our own online poker room will grant us more flexibility and quality control over the operation of our online poker room, the development of the website and the banking, customer service, marketing and information technology requirements associated therewith may be costly and may divert management’s attention from operating other, more stable areas of our business.  We will also need to hire additional employees and engage contractors with the necessary expertise to develop and operate the online poker room.  Furthermore, there is no way to predict whether or not we can develop the requisite core of regular users of our proposed online poker room to make the online poker room profitable.

Additionally, the following risk factors appearing in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ending January 1, 2006 are revised and updated to read as follows:

The revenues we receive under our agreements with the Travel Channel and Discovery Communications have been and continue to be our most significant source of revenue; the termination or impairment of these agreements would materially and adversely affect our results of operations.

Under our agreements with the Travel Channel, LLC, we have granted the Travel Channel exclusive licenses to exhibit our WPT Seasons One through Four programming on television in the U.S. and options to acquire similar licenses for the episodes comprising each of Seasons Five through Seven, which is expected to be completed in 2009. Our agreement with Discovery Communications, Inc., the Travel Channel’s parent company, granted the Travel Channel a license to air Season One of the PPT and options to acquire similar licenses for Seasons Two through Four. Because the license fees we receive from the Travel Channel have been and will continue to be our most significant source of revenue, comprising approximately 61% of our total historical revenues, our failure to maintain or replace our agreements with the Travel Channel with comparable license agreements prior to the material growth of other revenue streams would have a material adverse effect on our financial condition and our results of operations and cash flow. On May 1, 2006, the Travel Channel notified us that it had chosen to not exercise its option for Season II and subsequent seasons of the PPT.  Although we have already begun discussions to find a new broadcast partner for the PPT going forward, we may never find a new broadcast partner for the PPT.  Even if we find a broadcast partner for the PPT, there is no guarantee that we will be able to do so on terms that are favorable to the Company.  The failure of the Travel Channel to renew the PPT for future seasons may also be detrimental to the PPT and WPT brand and make it more difficult to find a new broadcast partner.  Even following the growth of other revenue streams, our failure to maintain our license agreements with the Travel Channel with respect to the WPT or to find a new broadcast partner for the PPT would be detrimental to the viability of the World Poker Tour and PPT brands and, consequently, would have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of our common stock.

Our success depends on our current brand and any future brands we may develop, and if the value of our brands were to diminish, our business would be adversely affected.

Our success depends on our current WPT brand, which consists of a portfolio of trademarks, service marks and copyrighted materials, and the development of other brands, such as the PPT.  The Travel Channel’s recent decision not to renew its option for future seasons of the PPT may hurt our ability to develop the PPT brand or to find a new broadcast partner for the PPT.  Our portfolio includes, but is not limited to, existing and future episodes of the televised programming produced in connection with our existing and future brands and certain elements of these episodes, trade names and other intellectual property rights and any future brands we develop. In connection with our branding and licensing operations, we have entered into an agreement with Brandgenuity LLC to seek licensing opportunities for the WPT brand. While specific contractual provisions require that the licensees brought to us by Brandgenuity maintain the quality of our brands, we cannot be certain that our licensees or their manufacturers and distributors will honor their contractual obligations or that they will not take other actions that will diminish the value of our brand prior to our ability to detect and prevent any such actions.

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

We recently entered into an agreement with WagerWorks pursuant to which we will transition our online poker room currently operated by WagerWorks over to an online poker room operated and maintained by us.  We cannot be assured that the transition to our own online poker room will not affect our relationship with WagerWorks with respect to the ongoing operations of the non-poker online casino or whether the transition to our own online poker room will result in a material adverse impact to our online gaming business.

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

On July 17, 2006, prosecutors from the Department of Justice arrested the chief executive officer of BetOnSports, an online gambling website operated by a company publicly traded in the United Kingdom, on charges of racketeering conspiracy and for participating in an illegal gambling enterprise, due to the fact that the company took wagers from customers in the United States.  The prosecutors filed charges against 10 other people involved with BetOnSports and with three Florida marketing companies that the prosecutors said were involved in promoting illegal gambling.  Although our current online gaming website does not accept bets from players in the United States, and although our future online poker room we are currently developing will not allow players from the United States to play for real money, there is no guarantee that the Department of Justice or other regulatory authorities, both in the United States or abroad, will not prevent us from operating an online poker room or licensing our brand in connection with online gaming.  Furthermore, on July 11, 2006, the House of Representatives approved The Unlawful Internet Gambling Enforcement Act, which is legislation intended to curb or eliminate Internet gambling operations, including criminalizing the processing of payments to such operations by financial institutions.  Although the Senate has not yet voted on the bill, its approval by the House of Representatives indicates that there is a possibility of legislation being enacted in the United States to limit or eliminate the ability of persons in the United States to wager online.  The enactment of any such legislation, or the continued attention paid to internet gaming by the Department of Justice, could have an adverse effect on our future business, operating results and financial conditions.

Government regulation of online gaming in foreign countries may restrict the activities or affect the financial results of our online venture that is under development.

On February 3, 2005, we finalized an agreement with a subsidiary of WagerWorks, Inc. to develop a WPT-branded real-money gaming website. The site, WPTonline.com, officially launched on June 29, 2005. WPTonline.com does not accept bets from players in the U.S. and other restricted jurisdictions. Players in these jurisdictions may play on a play-for-free version of WPTonline.com. The website is hosted from Alderney, one of the United Kingdom’s Channel Islands. While the website is licensed by the Alderney Gambling Control Commission, and while we believe that WagerWorks is in compliance with all international Internet gaming regulations, we cannot be certain that WagerWorks will be allowed to accept wagers in all the markets we plan to enter. Pursuant to our agreement with WagerWorks, we are reliant on the revenues derived from the license of rights to WagerWorks. We are also reliant on WagerWorks for compliance with all applicable regulations, including ongoing verification that improper wagers are not placed on WPTonline.com. If WagerWorks’ compliance or verification is inadequate, regulators in the U.S. or other jurisdictions may impose fines or other sanctions or threaten or take other actions that could adversely affect our reputation and the revenues we derive from the license of rights to WagerWorks. After the termination of our relationship with WagerWorks with respect to WagerWorks’ operation of our online poker room, we will be solely responsible for complying with all international Internet gaming regulations in connection with any online poker room we operate independently. Therefore, any risks previously borne by WagerWorks in connection with operating our online poker room will become direct risks to us.  We will be responsible for obtaining all gaming permits and licenses necessary to operate our own online poker room, which may be expensive and time consuming.  We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, we expect that on-air promotion of WPTonline.com via international World Poker Tour television telecasts will continue to be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecasts and certain laws or regulations may restrict the type of advertising in general in those territories. If these restrictions occur, our costs of customer acquisition may be substantially higher than anticipated.

ITEM 6. EXHIBITS

10.1	CyberArts Source Code License and Services Agreement, dated June 21, 2006, by and between WPT Enterprises, Inc. and CyberArts Licensing, LLC

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2006	WPT ENTERPRISES, INC.
Registrant

/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ W. Todd Steele
W. Todd Steele
Chief Financial Officer