Form 10-Q
period 2006-10-01
WPT ENTERPRISES INC
filed 2006-11-09
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of November 6, 2006 there were 20,378,333 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

INDEX

PART I.	FINANCIAL INFORMATION		Page

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Balance Sheets as of October 1, 2006 (unaudited) and January 1, 2006	3

		Condensed Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three and nine months ended October 1, 2006 and October 2, 2005 (unaudited)	4

		Condensed Statements of Stockholders’ Equity for the nine months ended October 1, 2006 and October 2, 2005 (unaudited)	5

		Condensed Statements of Cash Flows for the nine months ended October 1, 2006 and October 2, 2005 (unaudited)	6

		Notes to Condensed Financial Statements (unaudited)	7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

	ITEM 4.	CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	24

	ITEM 1A.	RISK FACTORS	24

	ITEM 6.	EXHIBITS	26

	SIGNATURES		27

WPT ENTERPRISES, INC.

Condensed Balance Sheets

October 1, 2006 (unaudited) and January 1, 2006

	October 1, 2006	January 1, 2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$9,030	$1,737
Short-term investments	30,827	26,735
Accounts receivable	2,598	3,091
Deferred television costs	1,363	1,520
Inventory	55	45
Other	892	665
	44,765	33,793

Property and equipment, net	3,066	1,271
Restricted cash	451	249
Investments	2,923	10,627
Other assets	161	320
	$51,366	$46,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$837	$1,550
Accrued payroll and related	1,016	246
Other accrued expenses	1,452	941
Deferred revenue	5,138	5,150
	8,443	7,887

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value, authorized 100,000 shares; 20,378 and 20,158 shares issued and outstanding	20	20
Additional paid-in capital	40,329	34,113
Retained earnings (deficit)	2,641	(6,208)
Accumulated other comprehensive earnings (loss)	(67)	10,449
Deferred compensation	—	(1)
	42,923	38,373
	$51,366	$46,260

See notes to condensed financial statements

WPT ENTERPRISES, INC.

Condensed Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

(In thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Revenues:
License fees:
Domestic television	$3,163	$442	$13,467	$5,993
International television	623	395	2,191	1,456
Product licensing	861	933	2,378	3,125
	4,647	1,770	18,036	10,574

Online gaming	912	170	2,644	170
Event hosting and sponsorship fees	249	73	2,458	1,785
Other	60	115	212	301
	5,868	2,128	23,350	12,830

Cost of revenues	1,737	561	8,333	8,125

Gross profit	4,131	1,567	15,017	4,705
Expenses:
Selling and administrative	4,479	3,319	13,891	8,908
Depreciation	70	56	167	113
	4,549	3,375	14,058	9,021

Earnings (loss) from operations	(418)	(1,808)	959	(4,316)

Other income:
Realized gain on sale of investment	4,541	—	10,216	—
Interest	431	254	1,175	734
Earnings (loss) before income tax provision	4,554	(1,554)	12,350	(3,582)

Income tax provision	1,862	—	3,501	—

Net earnings (loss)	$2,692	$(1,554)	$8,849	$(3,582)

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on marketable securities:	110	(37)	$(300)	$(73)

Comprehensive earnings (loss)	$2,802	$(1,591)	$8,549	$(3,655)

Net earnings (loss) per common share - basic	$0.13	$(0.08)	$0.43	$(0.18)

Net earnings (loss) per common share - diluted	$0.12	$(0.08)	$0.41	$(0.18)

Weighted-average common shares outstanding - basic	20,603	19,721	20,408	19,525

Dilutive effect of:
Warrants	400	—	400	—
Options	697	—	545	—

Weighted-average common shares outstanding - diluted	21,700	19,721	21,353	19,525

See notes to condensed financial statements

WPT ENTERPRISES, INC.

Condensed Statements of Stockholders’ Equity

Nine Months ended October 1, 2006 and October 2, 2005

(unaudited)

						Accumlated
			Additional	Retained		Other
	Common Stock		Paid-in	Earnings	Deferred	Comprehensive
	Shares	Dollars	Capital	(Deficit)	Compensation	Earnings/(Loss)	Total
	(In thousands)
2006
BALANCES AT JANUARY 1	20,158	$20	$34,113	$(6,208)	$(1)	$10,449	$38,373
Reduction of deferred compensation					1		1
Common stock issued	220		1				1
Effect of share-based compensation			3,046				3,046
Income tax benefit from stock option exercises			3,169				3,169
Sale of investment						(10,216)	(10,216)
Other comprehensive loss						(300)	(300)
Net earnings				8,849			8,849
BALANCES AT OCTOBER 1	20,378	$20	$40,329	$2,641	$0	$(67)	$42,923

2005
BALANCES AT JANUARY 2	19,480	$19	$32,767	$(1,205)	$(6)	$(6)	$31,569
Reduction of deferred compensation					4		4
Common stock issued	678	1	28				29
Effect of share-based compensation			714				714
Common stock subject to repurchase			643				643
Interest on common stock subject to repurchase			(24)				(24)
Other comprehensive loss						(73)	(73)
Net loss				(3,582)			(3,582)
BALANCES AT OCTOBER 3	20,158	$20	$34,128	$(4,787)	$(2)	$(79)	$29,280

See notes to condensed financial statements

WPT ENTERPRISES, INC.

Condensed Statements of Cash Flows

Nine Months ended October 1, 2006 and October 2, 2005

(unaudited)

	2006	2005
	(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$8,849	$(3,582)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, including production depreciation of $254 and $191	421	304
Share-based compensation	3,154	772
Realized gain on sale of investment	(10,216)	—
Income taxes	3,169	—
Bad debts	11	(51)
Change in operating assets and liabilities:
Accounts receivable	482	614
Inventory	(10)	1
Deferred television costs	50	(349)
Other	(69)	(559)
Accounts payable	(713)	66
Due to parent	—	(14)
Accrued expenses	1,282	582
Deferred revenue	(12)	1,484
Net cash provided by (used in) operating activities	6,398	(732)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,216)	(962)
Investment in unconsolidated investee	(2,923)	—
Short-term investments, purchases	(34,102)	(36,873)
Short-term investments, sales/maturities	30,101	37,033
Proceeds from sale of investment	10,236	—
Net cash provided by (used in) investing activities	1,096	(802)

FINANCING ACTIVITIES:
Increase in restricted cash	(202)	(5)
Proceeds from stock option exercises	1	29
Net cash provided by (used in) financing activities	(201)	24

Net increase (decrease) in cash and cash equivalents	$7,293	$(1,510)
Cash and cash equivalents - beginning of period	1,737	4,525
Cash and cash equivalents - end of period	$9,030	$3,015

See notes to condensed financial statements

WPT ENTERPRISES, INC.
Notes to Condensed Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted.  For further information, please refer to the annual audited financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, previously filed with the SEC, from which the information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation.

2. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Shares for stock options granted to employees and consultants of the Company are included in the computation after the options have vested because the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options (Note 3). Diluted earnings (loss) per common share is calculated by adjusting weighted-average outstanding shares, assuming conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not considered in the calculation for loss periods because to do so would be anti-dilutive.

3. SHARE-BASED COMPENSATION

The Company has adopted the board-approved, 2004 Stock Incentive Plan (the “2004 Plan”) that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were previously outstanding under a previous stock incentive plan at the time of conversion to a publicly-traded company.  On May 31, 2006, the shareholders of the Company approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance from 3,120,000 shares to 4,200,000 shares.  Under the 2004 Plan, the options vest in equal installments over three-year and five-year periods, beginning on the first anniversary of the date of each grant and will continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with the Company on the anniversary date in order to vest in any shares for that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.  WPTE issues new shares of common stock upon exercise of options.

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment-Revised 2004, using the “modified prospective transition” method, and accordingly, the Company’s financial statements for prior periods have not been restated to reflect the retroactive impact of SFAS 123(R).  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied certain provisions of SAB 107 in its adoption of SFAS 123(R). Previously, the Company accounted for share-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”).  For the three and nine months ended October 1, 2006, the effect of the change from APB 25 to SFAS 123(R) was to decrease both net earnings and diluted earnings per share by $0.6 million and $2.9 million, and $0.03 and $0.14, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options in accordance with SFAS 123(R).  The bases for the key assumptions included in the model are as follows:

•                  Annualized volatility - As the Company has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of the Company’s stock since it began trading in August 2004.

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

Following is a summary of the assumptions used to estimate the weighted-average fair value of the stock options granted using the Black-Scholes pricing model:

	Three months ended October 1, 2006	Nine months ended October 1, 2006
Risk free interest rate	4.62%	4.65%
Expected life	6.5 years	6.5 years
Expected dividend yield	0%	0%
Weighted-average fair value	$2.96	$3.60
Annualized volatility	77.31%	79.44%

The table below summarizes share-based compensation expense, net of tax, related to employee stock options under SFAS 123(R), which was allocated as follows (in thousands):

	Three months ended October 1, 2006	Nine months ended October 1, 2006

Total cost of share-based payment plans	$637.5	$2,917.6
Amounts capitalized in deferred television costs	8.9	8.9
Amounts charged against income, before income tax benefit	$628.6	$2,908.7
Amount of related income tax benefit recognized in income	—	—

For the nine months ended October 1, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements.  Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary, to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical earnings volatility, and the Company’s relatively short operating history.

The following table summarizes stock option activity through the three and nine months ended October 1, 2006 and October 2, 2005:

			Number of Common Shares
	Options		Available	Weighted-avg.
	outstanding	Exercisable	for grant	exercise price

2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized
Granted	219,000		(219,000)	$6.20
Forfeited /cancelled/expired	(159,333)		159,333	$8.13
Exercised	(115,000)			$0.0049
Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36
Authorized			1,080,000
Granted	109,500		(109,500)	$5.18
Forfeited /cancelled/expired	(153,501)		153,501	$10.07
Exercised	(105,000)			$0.0049
Balance at July 2, 2006	1,953,666	619,333	1,348,001	$7.42

Granted	249,000		(249,000)	$4.22
Forfeited /cancelled/expired	(15,333)		15,333	$13.50
Balance at October 1, 2006	2,187,333	1,043,167	1,114,334	$7.01

2005
Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Authorized
Granted	24,500		(24,500)	$19.50
Forfeited /cancelled/expired	(32,000)		32,000	$8.60
Exercised	(640,000)			$0.0049
Balance at April 3, 2005	1,913,500	200,000	566,500	$6.27
Authorized
Granted	34,000		(34,000)	$17.25
Forfeited /cancelled/expired	(31,500)		31,500	$8.31
Exercised	(35,000)			$0.0049
Balance at July 3, 2005	1,881,000	165,000	564,000	$6.55

Granted	355,000		(355,000)	$12.26
Forfeited /cancelled/expired	(90,000)		90,000	$14.22
Exercised	(3,333)			$8.00
Balance at October 2, 2005	2,142,667	611,667	299,000	$7.17

The following table summarizes significant ranges of outstanding and exercisable options as of October 1, 2006:

Options outstanding					Options exercisable
Range of exercise prices	Number outstanding	Weighted- avg. remaining contractual life	Weighted- avg. exercise price	Aggregate intrinsic value	Number exercisable	Weighted- avg. price	Aggregate intrinsic value

$0.0049	225,000	5.40	$0.0049	$844,898	225,000	$0.0049	$844,898
$3.93 – 4.26	249,000	9.92	4.22	—	—	—	—
$5.18 – 9.92	1,458,833	8.20	7.59	—	758,334	8.05	—
$11.95 – 14.51	225,000	8.85	12.23	—	48,333	12.41	—
$15.05 – 19.50	29,500	8.83	15.54	—	11,500	15.79	—

	2,187,333	8.18	$7.01	$844,898	1,043,167	$6.60	$844,898

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.76 on September 29, 2006, which would have been received by the option holders had they exercised their options as of that date.  As of October 1, 2006, the total number of “in-the-money” options exercisable was 225,000. The total intrinsic value of options exercised during the nine months ended October 1, 2006 was $1.4 million.

For the nine months ended October 1, 2006, total compensation cost related to SFAS 123(R) was approximately $2.9 million, of which $2.5 million relates to the total fair value of the shares vested during the period.  As of October 1, 2006, total compensation cost related to non-vested share-based options not yet recognized was $5.6 million, which is expected to be recognized over the next 35 months on a weighted-average basis.

Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors under SFAS 123, Accounting for Stock-based Compensation (“SFAS 123”) in 2005, net loss and net loss per common share would approximate the following pro forma amounts (in thousands, except per share data):

	Three months ended October 2, 2005	Nine months ended October 2, 2005
Net loss as reported	$(1,554)	$(3,582)
Deduct: Total equity-based compensation expense determined under the fair value method, net of tax	(689)	(1,854)
Pro forma net loss under SFAS 123	$(2,243)	$(5,436)

Net loss per common share – basic and diluted -as reported	$(0.08)	$(0.18)
Pro forma net loss per common share – basic and diluted	$(0.11)	$(0.28)

During the three and nine months ended October 2, 2005, compensation expense of $(0.2) million (due to a decrease in the stock price during the third quarter of 2005) and $0.8 million, respectively, related to stock options issued to consultants has not been included in the table above as these options are already recorded at estimated fair value.

For purposes of pro forma disclosures, the estimated fair value of options is assumed to be amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended October 2, 2005	Nine months ended October 2, 2005
Risk free interest rate	4.04%	3.97%
Expected life	6.25 years	6.13 years
Expected dividend yield	—	—
Weighted-average fair value	$10.29	$11.71
Annualized volatility	88.40%	84.62%

4. INVESTMENTS

In March 2006, the Company sold 630,000 common shares of its then 11.7% interest in PokerTek, Inc. at $9.03 per share, resulting in net cash proceeds of approximately $5.7 million. As a result of the sale, the Company realized a gain of approximately $5.7 million in the first quarter of 2006.  In September 2006, the Company sold its remaining equity interest in Pokertek consisting of 450,000 shares at $10.11 per share, resulting in net cash proceeds and realized an additional gain of approximately $4.5 million in the third quarter of 2006.

On July 31, 2006, the Company acquired a 10% ownership interest in 3G Scene Limited (“3G Scene”) for approximately $2.9 million in cash (Note 5). 3G Scene designs and operates software and other products that enable it or its licensees to offer gaming services to customers via mobile devices. Since WPTE has less than a 20% ownership interest and does not have the ability to exercise significant influence over 3G Scene, this investment is accounted for under the cost method and will be reviewed at least quarterly by management for declines in fair value that may be determined to be other-than-temporary, in accordance with Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

5. ONLINE GAMING AGREEMENTS

On June 21, 2006, the Company entered into an agreement, effective as of June 16, 2006 (the “CyberArts Agreement”), with CyberArts Licensing, LLC (“CyberArts”), pursuant to which CyberArts granted to the Company a perpetual, non-exclusive and nontransferable license for the object code of certain poker software and related banking and cardroom management software tools (the “Software”) for the Company’s development of its own online poker room. The Company paid CyberArts a one-time license fee of $1.3 million for the Software upon the execution of the Agreement, which is included in property and equipment and will be amortized on a straight-line basis over 36 months (consistent with the Company’s software capitalization policy), as well as a payment of $180,000 for the first year of CyberArts’ support and maintenance for the Software. During the term of the CyberArts Agreement, the Company is obligated to pay additional annual support and maintenance fees of $180,000, subject to annual increases of up to a maximum of 9% in each year, payable on each anniversary of the CyberArts Agreement. The Company also has an option to purchase the source code for the Software at any time during the term of the CyberArts Agreement for an additional $2.7 million.

On July 10, 2006, the Company entered into and executed an amendment to its agreement with a wholly-owned subsidiary of WagerWorks, Inc. (“WagerWorks”), dated as of January 19, 2005 (the “Wagerworks Agreement”).  Among other things, the amendment specified a termination date for WagerWorks’ operation of the Company’s online poker room (the “Poker Room”) on the earlier to occur of (i) August 1, 2007, (ii) thirty (30) days following the Company’s request to terminate operation of the Poker Room, or (iii) sixty (60) days following WagerWorks’ notice that it will terminate its operation of the Poker Room. Furthermore, the parties agreed to increase WagerWorks’ share of revenue derived from the operation of the Poker Room to 75% from the original 25% to provide added incentive to WagerWorks to provide a quality online poker room during the transition by the Company to the operation of its own online poker room.  Additionally, all terms associated with the online casino that are contained within the original Wagerworks Agreement will remain the same.

On July 12, 2006, the Company entered into and executed a licensing agreement with 3G Scene,  whereby 3G Scene was granted a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming applications.  Pursuant to the agreement, 3G Scene will offer real-money mobile games solely in jurisdictions where such gaming is not prohibited.  In consideration for the license, the Company shall be entitled to 50% of net revenues involving WPTE-related applications.

6. CONTINGENCIES

On July 19, 2006, the Company became a defendant in an action alleging, among other things, that its business practice requiring players to execute certain participant releases in connection with certain tournaments violate antitrust laws. The Company intends to vigorously defend its practice and, although unable at this time to estimate any minimum losses, if any, in connection with this matter, based on information now available, management does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses. It is the Company’s policy not to accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, to record such as period costs when the services are rendered.

In October 2006, the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) was signed into law.  Among other things the Act prohibits financial institutions from processing payments in connection with unlawful internet gambling pursuant to state or federal laws.   The Company believes that the Act is unlikely to have a direct adverse effect on the Company’s day-to-day operations, since it has always maintained a policy of not taking online wagers from patrons within the United States. The Act could potentially result in increased competition to secure online gaming customers outside the United States; however, the long-term impact, if any, on the Company’s business cannot currently be determined.

7. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three months ended October 1, 2006 (in thousands):

	Studios	Consumer products	Online gaming	Corporate alliances	Corporate	Total
Revenues	$3,790	$917	$912	$249	$—	$5,868
Cost of revenues	958	199	570	10	—	1,737
Gross profit	2,832	718	342	239	—	4,131
Total assets	3,111	944	709	194	46,408	51,366
Depreciation	96	—	—	—	70	166

Three months ended October 2, 2005 (in thousands):

	Studios	Consumer products	Online gaming	Corporate alliances	Corporate	Total
Revenues	$890	$995	$170	$73	$—	$2,128
Cost of revenues	273	185	103	—	—	561
Gross profit	617	810	67	73	—	1,567
Total assets	2,260	832	489	12	32,731	36,324
Depreciation	65	—	—	—	56	121

Nine months ended October 1, 2006 (in thousands):

	Studios	Consumer products	Online gaming	Corporate alliances	Corporate	Total
Revenues	$16,768	$2,580	$2,644	$1,358	$—	$23,350
Cost of revenues	6,447	444	1,359	83	—	8,333
Gross profit	10,321	2,136	1,285	1,275	—	15,017
Depreciation	254	—	1	—	166	421

Nine months ended October 2, 2005 (in thousands):

	Studios	Consumer products	Online gaming	Corporate alliances	Corporate	Total
Revenues	$8,552	$3,336	$170	$772	$—	$12,830
Cost of revenues	7,642	380	103	—	—	8,125
Gross profit	910	2,956	67	772	—	4,705
Depreciation	191	—	—	—	113	304

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

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since our inception, the WPT Studios division has been responsible for approximately 75% of our total revenue. We license the WPT series to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement. We also have license agreements for the distribution of our World Poker Tour episodes in over 150 territories, for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses. In addition, during January 2006, we signed a license agreement with TRV to telecast our new Professional Poker TourTM (“PPT”) series, which began airing in the third quarter of 2006. We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).

We have entered into a series of agreements with TRV for the United States distribution of the WPT television series (the WPT Agreements). Since our inception, fees from TRV under the WPT Agreements and an agreement with TRV relating to the PPT series have been responsible for approximately 60% of our total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years (three years for the episodes in Season One). We have produced four complete seasons of the World Poker Tour series under the WPT Agreements, and Season Five is currently in production. TRV continues to hold options to license Seasons Six and Seven.

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

World Poker Tour Season	Date of TRV Agreement or Option for Season	Number of episodes (including specials)	Production Period and Delivery of Episodes to TRV	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002 – June 2003	March 2003 – June 2003
Season Two	August 2003	25	July 2003– June 2004	December 2003 – September 2004
Season Three	May 2004	21	May 2004 – April 2005	October 2004 – August 2005
Season Four	March 2005	21	May 2005 – April 2006	October 2005 – June 2006
Season Five	March 2006	22	May 2006 – April 2007 (expected)	August 2006 – August 2007 (expected)

In January 2006, we entered into an agreement with TRV for the U.S. distribution of Season One of the PPT television series. Similar to the WPT Agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years. Under our agreement with TRV regarding PPT, TRV had options to license the following three seasons (Seasons Two through Four). In accordance with our accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, we expensed approximately $0.7 million and $3.6 million of production expenses related to the Professional Poker Tour during fiscal 2004 and 2005, respectively. With the execution of the PPT agreement, in the first quarter of 2006, we began capitalizing additional expenses associated with the production of the PPT series that are now being expensed as the first season episodes are delivered to the Travel Channel.  During the first nine months of 2006, we delivered nineteen episodes of Season One of the PPT series, resulting in revenue of $5.7 million and cost of revenues of $1.7 million.

On May 1, 2006, TRV notified the Company that it had chosen to not exercise its options for Season Two and subsequent seasons of the PPT.  The PPT’s first season, which includes 24 two-hour episodes, has already been filmed and began to air on TRV in July 2006.  The Company is attempting to find a new broadcast partner for the PPT going forward.

Further, under the WPT and PPT Agreements, TRV has the right to receive a percentage of our adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met.  For the nine months ended October 1, 2006, we recognized $0.5 million of Travel Channel participation expense that was recorded in cost of revenues.

WPT Consumer Products, our branded consumer products division, generates revenue principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. We have generated significant revenues from existing licensees, including US Playing Card, Hands-On Mobile, and MDI. We also have a number of licensees that are developing new licensed products including electronic, casino-based, poker-related gaming machines from IGT, and interactive television games from Pixel Play.

WPT Corporate Alliances, our sponsorship and event management division, generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations.  Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three and Four of the World Poker Tour series on TRV. During the third quarter of 2006, we completed an agreement with Anheuser-Busch to continue its sponsorship for Season Five of the World Poker Tour. During the second quarter of 2006, we finalized a sponsorship agreement with Xyience, Inc., a non-alcoholic energy drink developer and distributor, to promote its product as the “official energy drink” of Seasons Five and Six of the World Poker Tour.  We will recognize revenues from these agreements when the Season Five programs are broadcast beginning in 2007.

WPT Online Gaming, our online poker and casino gaming division, generates revenue through our agreement with WagerWorks, Inc. (“WagerWorks”) pursuant to which in January 2005 we granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games.  In exchange for the license to WagerWorks of our brand, WagerWorks shares with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com generated approximately $2.6 million in revenues, which are presented gross of WagerWorks costs, for the nine months ended October 1, 2006, compared to costs of revenues of approximately $1.4 million.

In 2006, we decided to develop our own software for our online poker room.  On June 21, 2006, we entered into and executed a Source Code License and Service Agreement, effective as of June 16, 2006 (the “CyberArts Agreement”) with CyberArts Licensing, LLC (“CyberArts”), pursuant to which CyberArts granted to us a perpetual, non-exclusive and nontransferable license for the object code of certain poker software and related banking and cardroom management software tools (the “Software”) for the development of our own online poker room. We paid CyberArts a one-time license fee of $1.3 million for the Software upon the execution of the Agreement, which is included in property and equipment and will be amortized on a straight-line basis over 36 months, as well as a payment of $180,000 for the first year of CyberArts’ support and maintenance for the Software. During the term of the CyberArts Agreement, we are obligated to pay CyberArts an annual fee of $180,000, subject to annual increases of up to a maximum of 9% in each year, for continuing support and maintenance, payable on the anniversary of the effective date of the Agreement. We also have the right to purchase the source code for the Software at any time during the term of the CyberArts Agreement for an additional $2.7 million.  The CyberArts agreement enables us to develop, manage, market and handle customer service for the online poker business from our own international headquarters.

On July 10, 2006, the agreement with WagerWorks was amended to permit us to (i) own and operate our own online poker room, and (ii) offer multi-player real-money poker gaming via cellular phone using software provided by 3G Scene Limited.   In addition, the Amendment specified a termination date for WagerWorks’ operation of our online poker room (the “Poker Room”) on the earlier to occur of (i) August 1, 2007, (ii) thirty (30) days following our request to terminate operation of the Poker Room, or (iii) sixty (60) days following WagerWorks’ notice that it will terminate its operation of the Poker Room. Furthermore, the parties agreed that WagerWorks could increase its share of revenue derived from the operation of the Poker Room to 75% from the original 25% to provide added incentive to WagerWorks to provide a quality online poker room during the transition by us to the operation of our own online poker room.  Also, all terms associated with the online casino that are contained within the original agreement will remain the same.

On July 12, 2006, we entered into and executed a licensing agreement with 3G Scene Limited, pursuant to which we granted 3G Scene a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming applications.  Pursuant to the agreement, 3G Scene will offer real-money mobile games solely in jurisdictions where such gaming is not restricted.  In consideration for the license, we shall be entitled to 50% of net revenues. In a separate agreement entered into on July 26, 2006, we acquired an approximate 10% ownership interest in 3G Scene for approximately $2.9 million.

In October 2006, the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) was signed into law.  Among other things the Act prohibits financial institutions from processing payments in connection with unlawful internet gambling pursuant to state or federal laws.  We believe that the Act is unlikely to have a direct adverse effect on the Company’s day-to-day operations, since we have always maintained a policy of not taking online wagers from patrons within the United States. The Act could potentially result in increased competition to secure online gaming customers outside the United States; however, the long-term impact, if any, on our business cannot currently be determined.

Results of Operations

Nine Months Ended October 1, 2006 Compared to the Nine Months Ended October 2, 2005

Revenues. Our total revenues increased by $10.5 million (82%) during the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005. Domestic television licensee fees increased $7.5 million (125%) in the first nine months of 2006 compared to the 2005 period. The increase was primarily due to the delivery of nineteen episodes of Season One of the PPT television series in the first nine months versus no episodes of the PPT delivered in the 2005 period, combined with the delivery of sixteen episodes of Season Four and one episode of Season Five of the WPT television series (17 total episodes) versus the delivery of thirteen episodes of Season Three and one episode of Season Four (14 total episodes) in the 2005 period.  International television license fees increased $0.7 million (51%) due to more distribution agreements in place during the first nine months of 2006 compared to the 2005 period.  Specifically, we have expanded into additional territories and now have international distribution agreements for WPT Seasons One, Two, Three and Four. Online gaming, host fees and sponsorship revenues also increased $3.1 million (136%) in the first nine months of 2006 compared to the 2005 period, of which $2.5 million is due to increased online gaming revenues, as we had higher levels of player activity during the first nine months of 2006 compared to the 2005 period, as well as increased sponsorship fees for Season Four versus Season Three.  Product licensing revenues decreased $0.7 million (24%) in the first nine months of 2006 compared to the 2005 period.  The decrease was primarily due to lower revenues from US Playing Card, Jakks Pacific and our lottery game partner, MDI.  The decreases were a result of lower demand for chip sets and plug and play games in the consumer marketplace.  The decreased revenues were partially offset by increased mobile gaming sales from Hands-On Mobile (formerly Mforma).

Cost of revenues. Cost of revenues increased by approximately $0.2 million (3%) in the first nine months of 2006 compared to the 2005 period. The increase was primarily a result of an increase in online gaming costs of $1.3 million as the 2006 period had higher levels of player activity versus the 2005 period. The increased player activity generates greater revenues, which increases the level of WagerWorks’ share of such revenues, increasing the amount of the fees paid to the service provider, which are based on a percentage of gross revenues. In addition, production costs increased $0.3 million as a result of the delivery in the first nine months of sixteen episodes of Season Four and one episode of Season Five of the WPT television series (17 total episodes) versus the delivery of thirteen episodes of Season Three and one episode of Season Four (14 total episodes) in the 2005 period.  The increased costs were offset by lower PPT production costs of $1.5 million, as we began capitalizing these costs in the first quarter of 2006 versus previously expensing them in 2005 since no distribution deal had been reached.

Gross margins.  Overall gross margins were 64% in the first nine months of 2006 compared to 37% in the first nine months of 2005.  Domestic television licensing margins were 55% in the first nine months compared to negative 21% in the 2005 period, with the increase primarily due to the recognition of a larger portion of PPT production costs in 2005, since no distribution deal had been reached during the early stages of production, combined with increased PPT revenues as a result of the delivery of nineteen episodes versus no episodes being delivered in the 2005 period.  In addition, increased revenues from online gaming, sponsorship fees, and international distribution license fees helped contribute to the favorable gross margins.

Selling and administrative expenses. Selling and administrative expenses increased $5.0 million (56%) in the first nine months of 2006 compared to the 2005 period. This increase was primarily due to $2.9 million of share-based compensation expense, resulting from the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment-Revised 2004. There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during the nine months ended October 2, 2005, pursuant to the accounting guidance in effect during that time period.  The remaining difference is due to increased headcount and legal fees incurred during the first nine months of 2006 associated with development, growth and regulatory compliance costs.

Other income. We recognized $10.2 million in gain on sale of investment in the first nine months of 2006, relating to the sale of our stock in PokerTek, Inc. Interest income increased by $0.4 million (60%) for the first nine months of 2006 compared to the 2005 period, primarily due to higher cash equivalents and short-term investment balances.

Income taxes.  Provision for income taxes was $3.5 million and $0 for the first nine months of 2006 and 2005, respectively, and the overall tax rate for the year is projected to be approximately 28% (effective tax rate from operations was 17% and tax rate associated with the realized gain on sale of PokerTek was 41%) and 0% for 2006 and 2005, respectively. The rate increased in 2006 due to positive taxable income that we expect to generate that will exceed our net operating loss carryforward from 2005. A valuation allowance was previously recorded for the net deferred tax asset related to the 2005 net operating loss carryforward.

Three Months Ended October 1, 2006 Compared to the Three Months Ended October 2, 2005

Revenues. Our total revenues increased by $3.7 million (176%) during the three months ended October 1, 2006 compared to the three months ended October 2, 2005. Domestic television licensee fees increased $2.7 million (616%) in the third quarter of 2006 compared to the 2005 period. The increase was primarily a result of the delivery of nine episodes of Season One of the PPT television series in the third quarter versus no episodes of the PPT delivered in the 2005 period. Online gaming, sponsorship and international television license revenues also increased $1.1 million (180%) in the third quarter of 2006 compared to the 2005 period, primarily due to an increase of $0.7 million from online gaming revenue during 2006, as we had higher levels of player activity versus the prior year period.  International television licensing revenues increased by $0.2 million as a result of additional distribution agreements for Season IV of the WPT and Season I of the PPT.   Product licensing revenues decreased approximately $70,000 (8%) in the third quarter of 2006 compared to the 2005 period. The decrease was primarily due to lower revenues from Jakks Pacific and Radica Games, partially offset by increased mobile gaming sales from Hands-On Mobile (formerly Mforma).

Cost of revenues. Cost of revenues increased by approximately $1.2 million (210%) in the third quarter of 2006 compared to the 2005 period.  The increase was primarily a result of an increase in online gaming costs of $0.5 million as the 2006 period had higher levels of player activity versus the 2005 period,  increasing the amount of the fees paid to the service provider, which are based on a percentage of gross revenues.  Further, an amendment of the agreement with the service provider, effective in July 2006, significantly increased the percentage of revenues paid to that party, which contributed to the increase.  In addition, an increase of $0.4 million was a result of the delivery in the third quarter of nine episodes of Season One of the PPT television series versus no episodes being delivered in the 2005 period.

Gross margins.  Overall gross margins were 70% in the third quarter of 2006 compared to 74% in the third quarter of 2005. Domestic television licensing margins were 73% in the third quarter of 2006 compared to 52% in the same period in 2005.  This increase was primarily due to lower recognized PPT production costs, as we began capitalizing these costs upon reaching a distribution agreement with the Travel Channel in the first quarter of 2006, versus previously expensing them during 2005. The overall higher margin in the prior year period was due to a larger margin contribution from the consumer products, international television and sponsorship divisions.

Selling and administrative expenses. Selling and administrative expenses increased $1.2 million (35%) in the third quarter of 2006 compared to the 2005 period. This increase was primarily due to an additional $0.6 million of share-based compensation expense, resulting from the implementation of SFAS 123(R). There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during the three months ended October 2, 2005, pursuant to the accounting guidance in effect during that time period.   The remaining difference is due to increased headcount and legal fees incurred during the third quarter of 2006 associated with development, growth and regulatory compliance costs.

Other income. We recognized $4.5 million in gain on sale of investment in the third quarter of 2006, relating to the sale of the remaining stock in PokerTek, Inc. Interest income increased by $0.2 million (70%) for the third quarter of 2006 compared to the 2005 period, primarily due to higher cash equivalents and short-term investment balances.

Income taxes.  Provision for income taxes was $1.9 million and $0 for the third quarter of 2006 and 2005, respectively, and the overall tax rate for the year is projected to be approximately 28% (effective tax rate from operations was 17% and tax rate associated with the realized gain on sale of PokerTek was 41%) and 0% for 2006 and 2005, respectively. The rate increased in 2006 due to positive taxable income that we expect to generate that will exceed our net operating loss carryforward from 2005. A valuation allowance was previously recorded for the net deferred tax asset related to the 2005 net operating loss carryforward.

Liquidity and Capital Resources

During the first nine months of 2006, cash flow was generated from operations of $6.4 million. Additional cash was generated from the proceeds of the sale of our PokerTek stock of $10.2 million, offset by our purchase of property and equipment of $2.2 million, investment in 3G Scene of $2.9 million, and additional purchases of short-term investments of $4.0 million. Our principal cash requirements consist of television production costs, payroll and benefits, professional fees, marketing costs, business insurance and office lease costs. We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of our media, online gaming and other businesses and for general corporate purposes. We expect that cash, cash equivalents and short-term investments on hand and generated from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

However, we may from time to time seek additional capital to fund our operations or fund our expansion plans as circumstances arise. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

The table below sets forth our known contractual obligations as of October 1, 2006 (in thousands):

	Payments due by period
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and beyond

Operating lease obligations (1)	$4,110	$822	$1,727	$1,561	$—
Employee obligations (2)	125	125	—	—	—
	$4,235	$947	$1,727	$1,561	$—

(1)          Operating lease obligations include rent payments for our corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began at approximately $28,000 and escalate up to approximately $33,000 over the five-year lease term. The amounts set forth in the table above assume monthly lease payments through June 2011.

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

Revenue recognition:  Revenue from the domestic and international distribution of our television series is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”):

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

•             The seller’s price to the buyer is fixed and determinable; and

•             Collectibility is reasonably assured.

In accordance with the terms of the WPT and PPT Agreements, we recognize domestic television license revenues upon the receipt and acceptance of completed episodes.  However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we currently do not consider collectibility of international television license revenues to be reasonably assured, and accordingly, we do not recognize such revenue until the distributor has received payment.  Additionally, we present international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).

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

Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, our online gaming service provider, for online poker and casino activity.  In accordance with EITF 99-19, we present online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues.  Since we have the ability to adjust price and specifications of the online gaming site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site. We include certain promotional expenses related to free bets and deposit bonuses along with customer chargebacks as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Travel Channel (“TRV”) Participation: We account for royalty payments to TRV in accordance with the WPT and PPT agreements, in which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour brand.  We record these amounts in cost of revenues as revenues from international television, consumer products licensing, home entertainment and merchandise are recognized.

Deferred television costs:  We account for deferred television costs in accordance with SOP 00-2.  Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation. In January 2006, we signed a distribution agreement for the PPT with Discovery Communications, Inc., the parent company of the Travel Channel; therefore, PPT television costs began to be capitalized during the first quarter of 2006, and are expensed as episodes are delivered to the Travel Channel. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 64% of the $1.4 million in capitalized deferred television costs at October 1, 2006, are expected to be expensed in connection with episode deliveries by the end of fiscal 2006.

Investments: On January 20, 2006, we entered into an agreement to sell 630,000 shares of PokerTek’s common stock held by us, at a price per share of $9.03.  We closed the transaction on February 28, 2006, and received net cash proceeds and recognized a gain on sale of investment of approximately $5.7 million.  On September 8, 2006, we entered into an agreement to sell the remaining 450,00 shares of PokerTek’s common stock held by us, at a price per share of $10.11, and received net cash proceeds and recognized a gain on sale of investment of approximately $4.5 million.

On July 31, 2006, we acquired an approximate 10% ownership interest in 3G Scene Limited (“3G Scene”) for approximately $2.9 million.  3G Scene designs and operates software and products which enable 3G Scene or its licensees to offer gaming services to customers via mobile devices.  As we have less then 20% ownership interest and do not have the ability to exercise significant influence over 3G Scene, we account for this investment under the cost method and we will review at least quarterly for declines in fair value that may be determined to be other-than-temporary, in accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Income taxes:  We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Our current growth plans potentially may include international expansion, primarily related to our online gaming business, expansion of our television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses.  Although we anticipate that all potential strategies will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy.  Therefore, based on our limited and volatile earnings history combined with our cautious optimism, we have determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits related to stock option exercises will not be realized.

Share-based compensation: On January 2, 2006, we adopted SFAS No. 123(R), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

We adopted SFAS No. 123(R) using the “modified prospective transition” method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.  In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied certain provisions of SAB 107 in our adoption of SFAS 123(R), specifically related to our valuation methods. We estimate the fair value of stock option awards on the date of grant using a Black-Scholes option pricing model.  The key assumptions included in our Black-Scholes model are annualized volatility, forfeiture rate, expected term, and risk free interest rate.

For the nine months ended October 1, 2006, share-based compensation expense recognized and included in selling and administrative expenses was $2.8 million, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The value of the portion of the award that is ultimately expected to vest is recognized as expense, using a straight-line method, over the requisite service periods in our statement of earnings (loss).

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the effect that SFAS No. 157 will have on our financial position, results of operations and operating cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 will be effective for financial instruments acquired or issued during our fiscal year that begins after September 15, 2006.  We presently do not expect SFAS 155 to be applicable to any instruments likely to be acquired or issued by us.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement.  Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition.  Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, these factors include, among others, the following risks:

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

•                          It is uncertain whether the Unlawful Internet Gambling Enforcement Act of 2006 will have an adverse effect on the competitive environment for finding online gaming customers outside the United States; and

•                          The loss of our President and Chief Executive Officer or another member of our senior management team may negatively impact the success of our business.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 1, 2006, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d – 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that WPT Enterprises, Inc.’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

WPT ENTERPRISES, INC.
Part II
Other Information

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2006, we were served with a complaint filed in the United States District Court, Central District of California by seven poker players.  The complaint alleges, among other things, that the business practice of the Company in requiring players to execute certain participant releases in connection with tournaments we film through our exclusive arrangement with casinos that have allegedly limited the number of televised poker venues for high stakes professional poker players violate antitrust laws.  We have issued a statement indicating our belief that the claims asserted in the complaint are misleading and without merit and filed a response on August 24, 2006 reflecting our legal position.  A trial date has been set for April 1, 2008.

We are not currently a party to any other material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  In addition to the information in this report and the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2006 (some of which are revised below), you should consider the following risk resulting from Congress passing the Unlawful Gambling Enforcement Act of 2006, which may materially adversely affect our business, financial condition and/or operating results:

Congress’ passing of the Unlawful Internet Gambling Enforcement Act or future government regulation of online gaming in the U.S. may restrict the activities or affect the financial results of our online gaming venture currently operating and our new online gaming venture in development.

In October 2006, Congress passed, and the President signed, the SAFE Port Act which included in it the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”).  The Act prohibits financial institutions from processing payments in connection with unlawful internet gambling pursuant to state or federal laws.   We believe that the Act is unlikely to have a direct adverse effect on the Company in light of our policy of not taking U.S. wagers on our online gaming site.  Nevertheless, we cannot tell with certainty the impact the Act will have on our overall business.  Until now, many other online gaming companies have accepted wagers and derived significant revenues from customers in the U.S.  A few of these companies, most of which are larger, more established and better funded than we are, have announced that they will stop accepting U.S. wagers in reaction to the new legislation.  This could result in greater competition to secure online gaming customers outside the U.S. if companies that previously accepted U.S. wagers redirect their efforts in securing markets where WPT offers online gaming services.

We believe that a number of online gaming sites currently sponsor poker tournaments pursuant to which their customers can win “buy-ins” to tournaments held in traditional brick and mortar casinos, including WPT series tournaments.  We cannot predict how the Act will affect these sites or how, if at all, these sites will modify their marketing strategies in reaction to the Act.  Accordingly, there is a risk of fewer participants in WPT series events which, ultimately could affect the popularity of these events and tournament poker in general, which would have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of our common stock.

Additionally, the following risk factors appearing in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ending January 1, 2006, and as revised in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, are revised and updated to read as follows:

The political or social climate regarding gaming and poker could negatively impact our ability to negotiate future telecast license arrangements, retain certain of our member casinos and could negatively impact our chances of renewal.

Although the popularity of poker, in particular, and gaming, in general, has recently been growing in the U.S. and abroad, gaming has historically experienced backlash from various constituencies and communities. Currently, the legal operational status of Internet-based casinos and cardrooms remains unclear as these groups assess the impact of recent regulations and restrictions in the U.S. and in other countries. The U.S. government has taken steps to curb activities that it believes constitutes unlawful online gaming, through legislation such as the Unlawful Internet Gambling Enforcement Act of 2006 and through recent arrests of off-shore online gaming operators traveling in the U.S.

Based on the uncertain regulatory environment surrounding the marketing and promotion of Internet-based casinos and cardrooms to viewers in the U.S., the Travel Channel, which has final edit rights to the shows that it telecasts, has indicated it will likely not display the “dot com” names or logos of Internet-based casinos and cardrooms in its telecasts, although it has expressed a willingness to display names and logos from strictly play-for-free “dot net” websites from our member casinos. However, if the Travel Channel elected not to allow display “dot net” logos within the series, we may not be able to attract other Internet-based casinos or to retain the existing online cardroom remaining on our tour.  Additionally, increased regulatory scrutiny on Internet gambling sites may eliminate these sites as sources of advertising revenue for television networks that exhibit poker-related programming, thereby potentially impacting the value of such programming to these networks.  Consequently, if Travel Channel changed its current policy of accepting “dot net” advertising around the show, this could negatively impact the ad purchasing client pool which might be considered an adverse factor in its renewal evaluation.

Government regulation of online gaming in foreign countries may restrict the activities or affect the financial results of our online venture that is under development.

The current WPTonline.com website is licensed by the Alderney Gambling Control Commission, and while we believe that WagerWorks is in compliance with all international Internet gaming regulations, we are reliant on WagerWorks for compliance with all applicable regulations, including ongoing verification that improper wagers are not placed on WPTonline.com. If WagerWorks’ compliance or verification is inadequate, regulators in the U.S. or other jurisdictions may impose fines or other sanctions or threaten or take other actions that could adversely affect our reputation and the revenues we derive from the license of rights to WagerWorks. After the termination of our relationship with WagerWorks with respect to WagerWorks’ operation of our online poker room, we will be solely responsible for complying with all international Internet gaming regulations in connection with any online poker room we operate independently. Therefore, any risks previously borne by WagerWorks in connection with operating our online poker room will become direct risks to us.  We will be responsible for obtaining all gaming permits and licenses necessary to operate our own online poker room, which may be expensive and time consuming.  We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, we expect that on-air promotion of WPTonline.com via international World Poker Tour television telecasts will continue to be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecasts and certain laws or regulations may restrict the type of advertising in general in those territories. If these restrictions occur, our costs of customer acquisition may be substantially higher than anticipated.

ITEM 6. EXHIBITS

10.1

Subscription and Shareholders’ Agreement, dated July 31, 2006, by and between 3G Scene Limited, WPT Enterprises, Inc., Bessemer Venture Partners VI, L.P. and it’s related investment partners and certain shareholders and founders of 3G Scene Limited

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

Dated: November 9, 2006	WPT ENTERPRISES, INC.

Registrant

/ s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer