Form 10-K
period 2006-12-31
WPT ENTERPRISES INC
filed 2007-03-15
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

5700 Wilshire Boulevard, Suite 350

Los Angeles, California 90036

Telephone: (323) 330-9900

Facsimile: (323) 330-9902

(Address, Including Zip Code, and Telephone Number,

Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing sale price on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $37,645,065. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors and its parent company, Lakes Poker Tour, LLC.

As of March 1, 2007, there were 20,378,333 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 30, 2007 are incorporated by reference into Items 10 through 14, inclusive.

PART I

Item 1.                        Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of WPT Enterprises, Inc. could differ materially from the Company’s historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Risk Factors.”

Overview

We create internationally branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. We created the World Poker Tour® (“WPT”), a television show based on a series of high-stakes poker tournaments that currently airs on the Travel Channel in the United States and is telecast in more than 150 markets globally. With the WPT in its fifth season, we launched a second series, the Professional Poker Tour™ (“PPT”), which focuses on the play of poker’s leading tournament stars. The first season of PPT currently airs on the Travel Channel. We also operate a real-money online gaming website, www.wptonline.com, which prohibits wagers from players in the U.S. and other restricted jurisdictions. We currently license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware. We are also engaged in the sale of corporate sponsorships.

History

We were founded on March 1, 2002, by Steven Lipscomb, who currently serves as our Chief Executive Officer and President, and Lakes Poker Tour, LLC, a wholly-owned subsidiary of Lakes Entertainment, Inc., whose founder and Chief Executive Officer, Lyle Berman, serves as our Executive Chairman of the Board. We were initially organized as a Delaware limited liability company named World Poker Tour, LLC. We converted into a Delaware corporation named “WPT Enterprises, Inc” immediately prior to our initial public offering in August 2004. Lakes Poker Tour continues to own a majority of our outstanding common stock.

Our Business Units

We operate through four business units, WPT Studios, WPT Online Gaming, WPT Consumer Products and WPT Corporate Alliances, described in greater detail below:

WPT Studios   generates revenue through the domestic and international licensing of telecast rights, as well as host fees from casinos and cardrooms that host the televised WPT and PPT events. The majority of our historical revenues have resulted from WPT Studios, which has represented approximately 74% of our Company’s total revenues.

WPT Online Gaming   generates revenue through our WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. We have operated this gaming website since 2005.

Since we began to offer our gaming website, the site has been operated by WagerWorks, Inc., or WagerWorks, a subsidiary of International Game Technology. We granted to WagerWorks a license to utilize the WPT brand to create the website, and WagerWorks has shared with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. Since June 2006, we have been developing our own poker room software based on software we license from CyberArts

Licensing, LLC (“CyberArts”), and we are preparing to re-launch the online poker room using our own design. We will also be using a software platform from Orbis Technology Limited for our online casino. At the time of our re-launch, we anticipate that WagerWorks’ activities for our online poker room and casino will cease.

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

The table below sets forth, for each period shown, the aggregate revenues, in thousands, attributable to each business unit and the amount of such revenues as a percentage of our total revenues:

	2006	2005	2004
WPT Studios	$20,960	$11,503	$14,740
	71.6%	63.7%	84.0%
WPT Online Gaming	3,150	864	—
	10.8%	4.8%	—
WPT Consumer Products	3,613	4,816	2,234
	12.3%	26.7%	12.7%
WPT Corporate Alliances	1,538	880	583
	5.3%	4.8%	3.3%
Total Company Revenue	$29,261	$18,063	$17,557

WPT STUDIOS

The World Poker Tour

Background

The WPT is a sports league of affiliated poker tournaments open to the public. There are currently 18 regular WPT tournaments or tour stops on the circuit, which are all hosted by prestigious casinos and poker rooms. Each season of tour stops culminates in the WPT World Championship at the Bellagio Hotel and Casino in Las Vegas, Nevada, which includes the winner of each of that season’s previous WPT tournaments. The WPT stops have attracted well-known and established professional and amateur poker players on the poker circuit. We also make our tour stops accessible to the mainstream poker player by partnering with casinos and poker rooms which host “satellite” and “super satellite” poker tournaments in which the winner or winners may ultimately earn a paid entry into a WPT event. At our tour stops, we film the final table of six participants competing for some of the poker world’s largest tournament prize pools. We then edit the footage from each tour stop into a two-hour episode, resulting in a series of two-hour episodes which are distributed for telecast to both domestic and international television audiences. In addition, we film and produce special episodes based on a variety of non-traditional poker tournaments, which we also distribute for telecast along with the episodes based on our regular tour stops.

The WPT brand has gained recognition through the telecast of the World Poker Tour television series, which currently airs on the Travel Channel and subsequently on multiple television networks around the world. Since its premiere during the spring and summer of 2003, our television series has become the Travel Channel’s highest rated program, based on data compiled by Nielsen Media Research that measures the number of television households viewing the series’ episodes. The following table describes the timing of Seasons One through Five of the World Poker Tour series, including our delivery and the Travel Channel’s exhibition of the episodes each season:

World Poker Tour Season	Date of TRV Agreement or Option for Season	Number of episodes (including special episodes)	Production Period and Delivery of Episodes to TRV	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002—June 2003	March 2003—June 2003
Season Two	August 2003	25	July 2003—June 2004	December 2003—September 2004
Season Three	May 2004	21	May 2004—April 2005	October 2004—August 2005
Season Four	March 2005	21	May 2005—April 2006	October 2005—June 2006
Season Five	March 2006	22	May 2006—April 2007 (expected)	August 2006—August 2007 (expected)*

*                    Although we produced, delivered and aired two Season Five specials (Battle of Champions IV and Ladies Night IV) in 2006, the fifth season of the WPT officially begins airing in April 2007.

As described below, we were unable to arrive at economic terms with the Travel Channel for the broadcast rights for Season Six prior to the original option deadline of March 10, 2007, and have extended the option period to April 1, 2007, and we continue to negotiate. Season Five episodes are scheduled to begin broadcasting on the Travel Channel in April 2007, and the first event of Season Six will begin taping in May.

We believe that we have strengthened the WPT brand through our relationships with numerous prestigious casinos, many of which have long-established poker tournaments that have become WPT tour stops, our ability to attract well-known, established professional poker players to our tournaments, and our ability to build excitement and identification among a core audience of amateur poker players by giving a broad range of amateurs the ability to compete for seats at our tournaments.

WPT Tour Stops

Poker tournaments have been hosted by many casinos and cardrooms around the world for many years. To gain a seat at the table in these tournaments, competitors “buy in” by paying an entry fee, some or all of which goes into the tournaments’ prize pools (that is, the amount of money that the winners take home). This buy in amount at major tournaments ranges from $5,000 to as much as $25,000 at the largest and best-known tournaments. At the WPT’s regular season events and the WPT World Championship, like most traditional poker tournaments, anyone is eligible to buy in and play, subject to the house rules of the host casino and to the laws of the jurisdiction where the tournament is held.

The style of poker played at all WPT events is Texas Hold ‘Em. Players are assigned to different tables at which each player competes against the others until being eliminated by losing all of his or her chips. Tables are combined as players are eliminated and the players holding chips continue to compete until six players remain. On the last day of the tournament, these six players compete at the “final table” located in a designated WPT arena until only one player, the champion, remains. Professional and amateur poker players may be drawn to established tournaments based on the size of a poker tournament’s prize pool, the prestigious nature of the casino or cardroom hosting the event, the history and tradition of the tournament itself and the level of the competition drawn to the event.

While many of WPT’s tournaments have been in existence for years, we have turned them into a circuit of events that is affiliated under the WPT name with the intention of creating a sporting circuit in the tradition of the National Basketball Association, the National Football League, NASCAR, and the PGA Tour. The inaugural season of the WPT consisted of 12 tour stops and the season ending WPT World Championship, and we have added additional tournaments to the WPT’s list of tour stops in the subsequent seasons. Currently, the WPT consists of the following 18 annual poker tournaments, which comprise our Season Five tour stops:

•       Mirage Poker Showdown—Mirage Casino-Hotel (Las Vegas, Nevada);

•       Mandalay Bay Poker Championship—Mandalay Bay (Las Vegas, Nevada);

•       Grand Prix de Paris—Aviation Club De France (Paris, France);

•       Legends of Poker—Bicycle Casino (Bell Gardens, California);

•       Borgata Poker Open—Borgata Hotel Casino and Spa (Atlantic City, New Jersey);

•       Festa Al Lago Classic—Bellagio (Las Vegas, Nevada);

•       North American Poker Championship—Fallsview Casino Resort (Niagara Falls, Canada);

•       World Poker Finals—Foxwoods Resort Casino (Mashantucket, Connecticut);

•       Five Diamond World Poker Classic—Bellagio (Las Vegas, Nevada);

•       PokerStars Caribbean Poker Adventure—Atlantis (Bahamas);

•       World Poker Open—Gold Strike Casino Resort (Tunica, Mississippi);

•       Borgata Poker Classic—Borgata Hotel Casino and Spa (Atlantic City, New Jersey);

•       LA Poker Classic—Commerce Casino (Commerce, California);

•       WPT Invitational—Commerce Casino (Commerce, California);

•       Shooting Stars of Poker—Bay 101 Casino (San Jose, California);

•       World Poker Challenge—Reno Hilton (Reno, Nevada);

•       Foxwoods New England Poker Classic—Foxwoods Resort Casino (Mashantucket, Connecticut);

•       WPT World Championship—Bellagio (Las Vegas, Nevada).

In addition to receiving the first place portion of the tournament’s prize pool, the winner of each regular tour stop also receives a paid entry into the World Poker Tour season’s culminating event, the WPT World Championship, which is hosted by the Bellagio in Las Vegas, as well as a three-year “tour card,” allowing the winner to compete in the Professional Poker Tour(TM), or PPT, which is described in detail later herein. At the WPT World Championship, each of that season’s previous tour stop winners compete with other participants for one of the largest prize pools in tournament poker. In each of the first four seasons of the World Poker Tour, the number of players, size of prize pools and number of tour stops have all increased. We are seeing similar increases in the number of players and size of the prize pools as we proceed through Season Five.

WPT Specials

In addition to filming and producing content for distribution and exhibition based on the final tables of the WPT’s regular tour stops, we also film and produce non-tournament WPT episodes. To date, these special episodes have included the following:

•       WPT Ladies Night

•       WPT Battle of Champions

•       WPT Hollywood Home Game

•       WPT Bad Boys of Poker

•       WPT Poker by the Book

•       WPT Young Guns of Poker

•       WPT American Chopper vs. Trading Spaces

•       WPT Invitational

•       WPT Fathers and Sons

Access to the WPT—Our Satellite and Super Satellite Tournaments

To have a successful buy-in tournament event like the regular WPT events or the WPT World Championship, “satellite” and “super satellite” tournaments are important in ensuring a large field of players that will generate a substantial prize pool for the winners. Satellites are tournaments that allow players to buy in for a fraction of the cost of a major event in hopes of winning a seat in other satellites or the major event itself. For example, assuming that a WPT event costs $10,000 to enter, a one-table satellite (ten players) for this event would cost $1,000 to play and the winner of the satellite would receive a paid entry into the $10,000 event. Most casinos host satellites nightly for as little as two weeks and as much as one year prior to their major events. Casinos and cardrooms also host super satellites, which are multi-table tournaments held for major events. Because super satellites contemplate more participants given their multiple table format, the buy-in amounts tend to be significantly less than that of the one-table satellites.

In order to increase the accessibility of WPT events, we have launched a program to encourage casinos across the country to provide lower cost satellite or super satellite tournaments to fans across the United States. To date, over 100 casinos and cardrooms have hosted WPT satellite and super satellite events. In addition to increasing the size and visibility of our tour stops, our satellite and super satellite program makes the WPT events, including the WPT World Championship, more accessible to the mainstream poker player who may not want to risk the entire cost of a large buy-in championship tournament. The satellites and super satellites give these mainstream poker players the opportunity to earn a paid entry to our tour stops and potentially be a part of the action at the televised final tables. Like the tour stops themselves, these satellite and super satellite events are operated by the host casinos and cardrooms, and they are responsible for ensuring that the tournaments comply with all applicable gaming regulations. We neither receive revenues nor incur expenses in connection with these events.

Telecast License Agreements with the Travel Channel

Under our license agreements with the Travel Channel, the Travel Channel obtained an exclusive domestic license to exhibit the episodes produced in connection with Seasons One through Five of the World Poker Tour television series. The Travel Channel retains the exclusive right to exhibit the episodes produced in connection with each of these seasons in the U.S. for a period of four years, or three years in the case of Season One. Additionally, our license agreement provides for exhibition holdbacks for episodes from a date which is two years after an episode comes out of license.

The Travel Channel also has successive one-year options covering Seasons Six and Seven of the WPT series. We were unable to arrive at economic terms with the Travel Channel for the broadcast rights for Season Six prior to the original option deadline of March 10, 2007, and have extended the option period to April 1, 2007, and we continue to negotiate.

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

Under our agreements with the Travel Channel, we receive fixed license fees for each episode, payable at various times during our production and post-production process. This per-episode license fee for the World Poker Tour increases by a fixed percentage in each year that the Travel Channel exercises its option. For no additional payments, the Travel Channel receives rights to show repeats of the episodes an unlimited number of times on the Travel Channel or other Discovery Channel networks in the United States for a period of four years, or three years in the case of the episodes from Season One, following an episode’s first exhibition on television in the U.S. or, if sooner, 60 days after we satisfactorily deliver the episode to the Travel Channel. As is customary in most production agreements with television networks, the Travel Channel has retained final edit rights over the programs that we produce.

Since the license fees we receive pursuant to the Travel Channel agreement either remain constant or increase at a prescribed rate for each new season of programming, our television ratings do not affect the license fees we will receive from the Travel Channel during the term of the agreement. The ratings will, however, affect the Travel Channel’s decision to exercise its remaining options on Seasons Six and Seven of the WPT. In addition, the ratings evidence the popularity of our television series and the penetration of our brands, each of which may be an indication of our ability to obtain increased fees for U.S. telecast licenses upon the termination of our Travel Channel agreements, as well as our ability to generate revenue from international telecast licenses and other sources based on our brands’ popularity.

While we have retained worldwide television rights to telecast the WPT and PPT episodes outside the U.S. and the right to pursue other business activities related to the WPT and Professional Poker Tour events and brand worldwide, the Travel Channel has rights to receive 15% of our adjusted gross revenues from all DVD and home video sales, merchandising and publishing activities and international television licenses.

The Professional Poker Tour

Background

The Professional Poker Tour events differed somewhat from the WPT, in that only qualified players were permitted to play in PPT events. The PPT model was similar to the PGA Tour, in that players needed to earn a “tour card” to play in the PPT events. Each winner of a WPT event automatically received a three-year tour card to the PPT. Additionally, individuals that met other specified criteria, as well as some WPT invitees, were permitted to participate in the PPT.

The initial season of PPT was comprised of approximately 200 participants competing in five tour stops, which included Foxwoods, Bellagio, Gold Strike Casino, Commerce Casino and the Mirage. Participants in the PPT did not pay an entry fee, as the prize pools for these events were guaranteed by us. The PPT tournaments were all No-Limit Texas Hold ‘Em tournaments, similar in structure to the WPT events.

The PPT has a different format from the WPT, in that the PPT promoted the fact that only the world’s top players were pitted against each other, as opposed to the WPT, where any person, professional or amateur, has a chance to win the event once they have put up the entry fee.

Telecast License Agreement with the Travel Channel

We entered into an agreement with Discovery Communications, Inc. (the parent company to the Travel Channel) in January 2006, pursuant to which Travel Channel agreed to license the rights to telecast the PPT events. The PPT’s first season, which included 24 two-hour episodes, has already been filmed and aired on the Travel Channel during 2006. On May 1, 2006, the Travel Channel notified the Company that it had chosen to not exercise its options for Season Two and subsequent seasons of the PPT. The Company is currently assessing its future options for the PPT.

The agreement with Discovery, which continues to cover the broadcast rights to Season One was substantially similar in structure to our agreement with Travel Channel with respect to the WPT, with the following exceptions: First, the PPT agreement has a different mechanism for selecting corporate sponsors that grants us more flexibility than we have in the WPT agreements. Second, upon termination of the agreement, Travel Channel’s revenue share percentage declines over the following four years. There is no revenue share percentage beginning in the fifth year following the termination of the agreement.

Our Television Series

Using our innovative sports-style production, we shoot our footage of the final table of each WPT and PPT event from 19 different camera angles, incorporate graphics and distinctive lighting and add commentary from on-air poker personalities. Our productions also feature specially-designed poker tables conducive to televised poker play and include our WPT Cams, which are small cameras placed on the poker table in front of each player that reveal each competitor’s hidden cards, or “hole cards,” to the television audience at the same time the player looks at his or her hand. Using the footage we obtain at the final tables of our WPT and PPT events, we edit the footage into two-hour episodes for each tournament for distribution and telecast on cable and/or broadcast television.

International Television Distribution

International Telecast Agreements

Since 2004, we have entered into agreements for international telecast of our episodes in over 150 territories. Each of these agreements grants the international licensee an exclusive license to exhibit certain WPT and PPT episodes in the applicable territory and distribution channel for a period of time ranging from seven months to two years. In addition, certain of the agreements provide the licensee with either an option to license additional seasons of WPT programming on similar terms or a right of first refusal and last negotiation with respect to such programming. We are also currently negotiating international telecast license agreements with some of the licensees that contain provisions for exclusivity regarding the advertisement and sponsorship of online gaming.

Alfred Haber Agreement

To date, we have obtained our international license agreements through an exclusive five-year agreement we entered into with Alfred Haber Distribution, Inc. in 2004. The agreement allowed Alfred Haber to negotiate international licenses for the exhibition of the WPT’s first, second and third seasons. In December 2005, we entered into an exclusive one-year agreement with Alfred Haber Distribution to act as our agent in regard to the international distribution of Season Four of the WPT and Season One of the Professional Poker Tour. In December 2006, we notified Alfred Haber that they would no longer be the international distributor for WPT Season Four and PPT Season One, or for any future WPT and PPT seasons. As a result, the Company will utilize its internal staff and PartyGaming’s resources, as described below, to distribute all future WPT and PPT episodes into the international marketplace. After recouping up to a certain amount of expenses, Alfred Haber Distribution receives 25% of our gross receipts from these international licenses for WPT Seasons One through Three and 20% of our gross receipts from WPT Season Four and Professional Poker Tour Season One.

PartyGaming Sponsorship Agreement

In December 2006, we signed a multi-year agreement with iGlobalMedia Marketing (Gibraltar) Limited, a subsidiary of PartyGaming Plc (“PartyGaming”), owner of PartyPoker.com, pursuant to which they will provide international television sponsorship of the WPT and PPT. The agreement covers shows produced under WPT Seasons Four, Five, and Six and PPT Seasons One, Two, and Three. The agreement helps solidify and expand the international WPT brand through PartyGaming’s extensive marketing resources, provides valuable promotional opportunities for WPT’s online gaming site and worldpokertour.com, and represents a new revenue stream for us. PartyPoker.com will receive exclusive in-show branded integration and association with our brands, which we believe are premiere brands in televised poker.

Pursuant to the agreement, we agreed to provide PartyGaming with certain post-produced audio and graphic sponsorship integration and advertising rights in connection with the distribution and broadcasting of the WPT and PPT television series in certain primary and secondary international (i.e., non-U.S.) markets for an approximate three year period in each territory. In exchange for those rights, PartyGaming agreed to pay us fixed fees for entering into broadcast sponsorship arrangements that meet particular requirements, including:

•       securing exclusive online gaming advertising rights in connection with the broadcasting of our shows;

•       incorporating audio and graphic integration of Party Poker at a certain minimum ratio; and ensuring that the shows are broadcast before midnight for a run of at least half of the episodes to be aired by each such broadcaster.

We retained the right to incorporate our own branding and other audio and graphic integration into the shows. We also can integrate additional sponsors within the shows provided those sponsors aren’t considered “title” sponsors of the shows and as long as the sponsor isn’t in the business of online gaming. In addition, PartyGaming agreed to use commercially reasonable efforts to assist us in obtaining international distribution of the shows. PartyGaming also agreed to negotiate advertising rates and obtain advertising inventory around each exhibition of episodes in each territory. We are entitled to purchase up to one-third (1/3) of all available advertising inventory available to PartyGaming at the same rate PartyGaming receives. PartyGaming will provide satellite tournaments for entry into WPT poker tournaments on PartyGaming’s online gaming site and will generally promote those satellites. The agreement also provides for the licensing of brands between the parties and general terms regarding representations and warranties, indemnification and confidentiality.

Assuming we are able to enter into arrangements to air shows that comply with the above requirements (“Qualified Deals”), we will be paid for airing shows as follows:

(1)   For the WPT, $500,000 for each Qualified Deal up to five (5) per Season, in a primary country and $125,000 for each Qualified Deal in a secondary or remaining primary country (i.e., any primary country other than the initial five (5) described above), per Season, with maximum payments to us of $5 million for Season Four, $6 million for Season Five and $7 million for Season Six of the WPT.

(2)   For the PPT, $200,000 for each defined Qualified Deal up to five (5) per Season, in a primary country for Season One of the PPT and $300,000 for each Qualified Deal, up to five (5) per Season for Seasons Two and Three of the PPT, and $100,000 for each qualified deal in a secondary or remaining primary country, with maximum payments to us of $3 million for Season One, $4 million for Season Two and $5 million for Season Three of the PPT.

We generally will be paid 25% of the applicable fee upon executing a qualified deal with a broadcaster, 25% upon the initial broadcast of an episode of a Season, and 50% upon the initial broadcast of the tenth episode.

As of the date of this report, we have entered into one qualified deal in a primary country for Season One of the PPT series.

Regional Tours

We are also evaluating opportunities to leverage our business model and the World Poker Tour and Professional Poker Tour brands to create regional tours with the same format internationally. For example, we have entered into a format agreement with ABS-CBN Broadcasting Corp., the largest integrated media and entertainment company in the Philippines, and Balmoral Productions, a Canadian company, in an effort to organize a Canadian regional tour event. We have already held a successful WPT tour event at Fallsview Resort and Casino in Niagara Falls. We are also in discussions with casinos in Europe, Asia and Australia regarding the creation of a WPT-branded tour in those territories and are in the process of determining whether these tours would be financially viable business opportunities for us.

Member Casino Affiliations

In establishing and building the WPT circuit of tournaments, we have entered into written agreements with all of our member casinos except Aviation Club De France, which currently participates under an unwritten arrangement. Under these agreements, the casino is responsible for conducting its annual poker tournament, and the member casino pays us a yearly hosting fee to have the tournament included as a tour stop on the WPT circuit. The agreements were originally for a term of five years and, although some member casinos have a bilateral option, most of the agreements provided us with a unilateral option to renew on the same terms for another five years. In September 2004, we exercised our right to renew most of these agreements for an additional five years. In each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time (generally four to six months) prior to the date of the tournament. To date, four member casinos that have hosted WPT tour stops have chosen to no longer participate as hosts of WPT events. We have subsequently replaced each of these venues with additional tour stops, and do not believe that their withdrawal has had a significant impact on the quality of the tour or on our business. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament.

WPT ONLINE GAMING

Our Online Gaming Website

WPTonline.com, our WPT-branded online gaming website, features an online poker room and an online casino with a broad selection of slots and table games. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com showcases a WPT-branded poker room featuring ring games, as well as Sit and Go and multi-table tournaments for poker games including Texas Hold ‘Em, Omaha, 7 Card Stud, and 7 Card Hi-Lo. Additionally, the site features an online casino with a broad selection of slots and table games, including WagerWorks’ exclusive online titles Monopoly™, Wheel of Fortune®, and The Price is Right™.

We originally launched our gaming website in 2005 through an arrangement with WagerWorks, under which WagerWorks has operated the website and received a percentage of our net revenues from the site. In 2006, as a result of our desire to control the design and operation of the online poker room, we decided to develop our own software for the website and transition out of the arrangement with WagerWorks. We have been spending significant time, effort and expense to develop the software and build the infrastructure outside the United States to enable us to develop, manage, market and handle customer service for the online poker business. In June 2006 we began to develop a base of operations in Nahariya, Israel. This location provides us with an affordable, legal location to operate the online gaming site, in a highly developed country with a large pool of well-trained technical employees to operate the site. Currently we have 17 employees located in the Nahariya office engaged in the development of our online gaming site. Additionally, we are investing in facilities and personnel in Jerusalem to handle customer service and poker room operations. There are currently 13 employees in the Jerusalem location. We expect to re-launch the website during the second quarter of 2007.

Our software development efforts with CyberArts Licensing, LLC, as described below, and other technology and software providers will focus on delivering what we think will be a best in class online poker and gaming product that will reflect our high standards for the WPT brand, along with unique features and content that we believe will differentiate our online gaming offerings from our competitors. We have been licensed by the Alderney Gambling Control Commission (“AGCC”) and our main servers will be located in Guernsey. We will adhere to all AGCC guidelines and abide by the regulations of each country where we accept wagers. Although any Internet user can access worldpokertour.com via the World Wide Web, we will continue to adhere to our long standing policy that does not permit bets to be made from players in the U.S. and other restricted jurisdictions.

WagerWorks Agreement

Under our 2005 agreement with WagerWorks, we granted to WagerWorks a license to utilize the WPT brand to create a gaming website. Until July 10, 2006, WagerWorks received between 25-30% (depending on the amount of revenue generated) of all net revenue it collected from the operation of the online casino and 25% of all net revenue it collected from the operation of the online poker room. At that time, the agreement was amended to permit us to (i) own and operate our own online poker room, and (ii) offer multi-player real-money poker gaming via cellular phone using software provided by Cecure Gaming (formerly 3G Scene Limited). In addition, the amendment specified a termination date for WagerWorks’ operation of our online poker room on the earlier to occur of (i) August 1, 2007, (ii) thirty (30) days following our request to terminate operation of the online poker room, or (iii) sixty (60) days following WagerWorks’ notice that it will terminate its operation of the online poker room. Furthermore, we agreed that WagerWorks could increase its share of revenue derived from the operation of the online poker room to 75% from the original 25% to provide added incentive to WagerWorks to provide a quality online poker room during the transition by us to the operation of our own online poker room. All other terms associated with the online casino that were contained within the original agreement remain the same.

During the term of our agreement, we have the right to control WagerWorks’ use of our intellectual property, and WagerWorks has the full responsibility for maintaining and providing technical support for the online casino and poker room, collecting and disbursing funds, ensuring that users are not located in restricted jurisdictions, resolving customer complaints, maintaining all required gaming or other regulatory permits or licensing needed to operate the site, and all other day-to-day responsibilities of managing WPTonline.com. We are responsible for the marketing, promotion and advertising of WPTonline.com.

Software Agreements for our Online Poker and Casino Room

On June 21, 2006, we entered into and executed a Source Code License and Service Agreement (effective as of June 16, 2006) with CyberArts Licensing, LLC, or CyberArts, pursuant to which CyberArts granted to us a perpetual, non-exclusive and nontransferable license for the object code of certain poker software and related banking and cardroom management software tools that we are using for the development of our own online poker room. We paid CyberArts a one-time license fee of $1.3 million for the software upon the execution of the agreement, as well as a payment of $180,000 for the first year of CyberArts’ support and maintenance for the software. During the term of the CyberArts agreement, we are obligated to pay CyberArts an annual fee of $180,000, subject to annual increases of up to a maximum of 9% in each year, for continuing support and maintenance, payable on the anniversary of the effective date of the agreement. We also have the right to purchase the source code for the software at any time during the term of the CyberArts agreement for an additional $2.7 million.

In addition to the CyberArts software for poker, in January 2007, we entered into a software license agreement with Orbis Technology Limited. In exchange for the software license, Orbis will be entitled to receive a percentage of net gaming revenues.

Mobile Gaming Investment and Licensing Agreement

On July 12, 2006, we entered into and executed a licensing agreement with Cecure Gaming (formerly 3G Scene Limited), pursuant to which we granted Cecure a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming applications. Cecure designs and operates software and other products that enable it or its licensees to offer gaming services to customers via mobile devices. Pursuant to the agreement, Cecure will offer real-money mobile games solely in jurisdictions where such gaming is not restricted. In consideration for the license, we shall be entitled to 50% of Cecure’s net revenues. On July 31, 2006, we acquired a 10% ownership interest in Cecure for approximately $2.9 million in cash.

WPT CONSUMER PRODUCTS

Based on the popularity of the WPT series and the increasing recognition of the WPT brand, we have licensed our brand to third parties to produce consumer products bearing the World Poker Tour name and/or logo, such as branded casino games and DVD and video products featuring our series episodes and related content. We will continue to access this market though the licensing of our brand to companies seeking to leverage the appeal of the WPT in the retail sales of their consumer products and through direct sales of our branded merchandise.

Third Party Consumer Products

We have engaged Brandgenuity, an experienced brand licensing company, to pursue a licensing program and negotiate licensing agreements aimed at capitalizing on poker in the U.S. We have also engaged two international brand licensing companies to explore foreign licensing opportunities in Europe and Australia. To date, we have executed agreements pursuant to which we are licensing the World Poker Tour name and logo to over 30 licensees. We have generated significant revenues from a few select licensees including:

•       Hands-On Mobile—mobile games

•       MDI—instant win lottery games

•       US Playing Card—playing cards, poker chips and accessories

We also have a number of licensees that are developing and launching new licensed products including electronic, casino-based poker-related gaming machines from IGT, and interactive television games from Pixel Play. IGT’s machines and Pixel Play’s interactive television game launched during the 4th quarter of 2006.

We have entered into a license agreement with Lakes Entertainment, Inc., our majority stockholder, pursuant to which Lakes Entertainment obtained a license to utilize the WPT name and logo in connection with a WPT No Limit Texas Hold ‘Em casino game that Lakes Entertainment has developed using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the agreement, we are entitled to receive a specified minimum annual royalty payment or 10% of the gross revenue received by Lakes Entertainment from its sale or lease of this casino game once initial manufacturing costs are recouped, whichever is greater. We have separate agreements with Mike Sexton and Vince Van Patten, our current on-air talent, and Shana Hiatt, our former host, pursuant to which each of them allows his or her video endorsements to be integrated into the table game. In exchange, each is entitled to 5% of the license fees we receive from table games that utilize his or her respective video endorsements (up to a total of 15% if video endorsements of all three are integrated). The WPT No Limit Texas Hold ‘Em casino game has been approved by certain gaming regulators and entered the casino marketplace in December 2005.

Branded Merchandise and worldpokertour.com

In addition to DVD collections of our television episodes, we offer many of our branded consumer products for sale on our online store. We plan to continue expanding our online consumer product offerings in hopes of accelerating this revenue source in the future.

In addition, we have focused efforts and resources in support of our Interactive (web-based) group. Worldpokertour.com is becoming a key element of our branding, content, and community strategy online. We continue to upgrade our technology infrastructure to handle anticipated growth. Content enhancements in 2006 include expanded tournament coverage, our Live Updates report on the tournament action through weblogs (called “blogs”), photography, and chip counts.

In October 2006, we launched the WPT Academy™, a web-based poker education center that uses authentic poker play to provide an interactive learning tool for both the experienced and novice alike. The WPT Academy leverages our database of over 1,700 hands of poker filmed at our final tables during Season One of the WPT, including over 900 hands that were actually shown on the air on the Travel Channel as a learning tool in connection with the following features of the WPT Academy:

•       HandSim™: HandSim is a sophisticated hand search engine and simulator that utilizes data from our WPT Cams, including bets, physical motions and play-by-play details to aid players in determining hole card values, odds percentages, the advantages of positional play in poker, or other poker learning tips.

•       Video Sessions with the Pros: These are short video tutorials hosted by stars of the WPT covering a variety of poker topics.

•       Interactive Community:  Poker fans can log in to WPT Academy’s online community to discuss poker hands, analyze and rank poker hands, or otherwise discuss the game of poker.

•       Follow your Favorites:  This feature allows poker fans to track the play of their favorite players that have been at a WPT final table.

As a result of these improvements, we began to recognize advertising/sponsorship revenue during 2006, and expect to derive revenues from online subscriptions as the database of unique content grows.

WPT CORPORATE ALLIANCES

Sponsorships

Based on the success of the WPT’s programming, WPT Corporate Alliances launched a sponsorship program based on the traditional professional sports model that grants entitlement sponsorship opportunities pursuant to which a company’s product may be identified as an “official” product of the WPT and “naming rights” that entitle one company to be the sole sponsor of an entire WPT season. If an acceptable sponsor ever acquires naming rights, in subsequent seasons, we are required to remit to the Travel Channel 10% of the subsequent season-over-season increases in the adjusted gross revenue we receive from the sponsor on account of these naming rights. Also under the Travel Channel agreement, we are permitted to incorporate an entitlement sponsorship into the World Poker Tour televised program as long as the Travel Channel reasonably consents to the sponsor and the sponsor purchases a minimum amount of advertising from the Travel Channel. We do not share in any advertising revenue paid to the Travel Channel from our sponsors. We have also granted the Travel Channel an exclusive right to sell audio-visual sponsorships, other than naming rights, to be integrated into our programming; and we have agreed to cooperate with the Travel Channel in order to accomplish this integration. We are not entitled to share in the Travel Channel’s proceeds from such sponsorship sales. Under our agreement with the Travel Channel for the Professional Poker Tour television series, all sponsorship integration agreements require mutual approval by both Travel Channel and us.

Anheuser-Busch became our first corporate sponsor in November 2003 when we entered into a beverage sponsorship agreement covering Season Two of the World Poker Tour. Under the agreement, Anheuser-Busch paid us a sponsorship fee in exchange for the designation of Anheuser-Busch’s “Anheuser World Select” beer as the “official beer” of the World Poker Tour and, in addition, Anheuser-Busch purchased at least the minimum amount of advertising from the Travel Channel, in which we do not share. The agreement also entitled Anheuser-Busch to visible logo placements on the final table felt and on banners at World Poker Tour tournaments, sole sponsorship rights to the celebratory toast at the conclusion of each tournament and logo and links privileges on our Internet website, among other sponsorship elements. In January 2005, we entered into a beverage sponsorship agreement covering Season Three of the World Poker Tour. The agreement is similar to that for Season Two, with the exception of the designation of Anheuser-Busch’s “Michelob AmberBock” beer as the “official beer” of the World Poker Tour. During the third quarter of 2005, Anheuser-Busch announced that its sponsorship in Season Four will now feature its largest brand, Budweiser, as the “official beer” of the World Poker Tour on the Travel Channel. During the third quarter of 2006, we completed an agreement with Anheuser-Busch to continue its sponsorship for Season Five of the WPT.

During the second quarter of 2006, we finalized a sponsorship agreement with Xyience, Inc., a non-alcoholic energy drink developer and distributor, to promote its product as the “official energy drink” of Seasons Five and Six of the WPT. In addition, during the 4th quarter of 2006, we completed an agreement with Blue Diamond Almonds to sponsor the WPT Season Five Championship in April 2007 at the Bellagio, and run in-store retail promotions driving customers to our tour events.

WPT Events

In February 2006, we launched an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only, not for actual gaming. Some of the ways customers will be able to incorporate the WPT into their events are for sales meetings, product launches, vendor programs, incentive programs and client parties.

Significant Customer

Approximately 60% of our company’s total revenues since inception were derived from license fees under our agreements with the Travel Channel. Therefore, our ability to generate sufficient cash flow to fund our operations is heavily dependent on these agreements. Due to the exclusive nature of the license, we expect our financial results to remain heavily dependent on our agreements with the Travel Channel throughout its term. On May 1, 2006, the Travel Channel notified us that it had chosen to not exercise its option for Season Two and subsequent seasons of the PPT. Also as stated above, the Travel Channel has not yet exercised its option covering Season Six of the World Poker Tour.

Our Growth Strategy

We plan to expand the popularity and reach of the WPT brand. We intend to focus on the continued growth of WPT tournaments and the live events that surround them. Along with our member casinos, we will attempt to increase the players and prize pools that we have experienced to date. Having already established WPT tour stops as premier poker tournaments both in and outside the U.S., our goal is to continue to build these events into major regional, national and international destinations, drawing a broad array of players, spectators and media. As the visibility of our brand continues to grow, we believe that we will be better positioned to market our non-US international online gaming efforts as well as continue to expand the distribution of our consumer products and further establish the WPT circuit of tournaments.

We also intend to continue our expansion of the WPT brand into international markets through increased international distribution of our current programming. For example, in December 2006, we entered a sponsorship agreement with PartyGaming whereby PartyGaming agreed to pay us for certain promotional integrations in our television programs in the international (i.e., non-US) markets. In addition to providing a potentially significant source of revenue, we believe the agreement will allow us to leverage the advertising resources of PartyGaming which may lead to our programs being aired in larger broadcast markets and the securing of better broadcast time slots. We retained the right to incorporate our own branding and other audio and graphic integration into the shows and are entitled to purchase up to one-third of all available advertising inventory available to PartyGaming at the same rate PartyGaming receives.

It is our intention to leverage the popularity and broad international reach of our television programming in the online gaming market overseas to drive players to our WPT-branded real money gaming website, which prohibits bets from players in the U.S. and other restricted jurisdictions. To facilitate our international growth, in 2006 we decided to re-launch our online poker room site by developing our own software and our own international capabilities to operate the website. We believe that on-air promotion of the worldpokertour.com via international World Poker Tour television telecasts will continue to be the primary marketing tool for driving poker players to the website. In addition, our agreement with PartyGaming partners us with a well-known name in the online gaming market, which we believe will increase the visibility of the WPT brand and worldpokertour.com due to our combined marketing and advertising abilities.

We also intend to further expand our brand reach through the creation of regional poker circuits throughout the world. After entering the regional tour market in the Philippines through a format licensing deal with ABS-CBN Broadcasting Corp., the largest integrated media and entertainment company in the Philippines, we have now entered a production deal with Balmoral Productions for the organization of a regional tour in Canada that will complement our newest International Tour Stop at Fallsview Resort and Casino in Niagara Falls.

Our web presence has been redesigned and it is our intention to use our site as a tool to reach out to the poker community as we continue to grow.  In October 2006, we launched the WPT Academy, an interactive, educational web experience that allows players to benefit from our large database of tournament play that did or did not make it into our television programs. As we continue to expand our Academy with video content, professional tutorials and guidance, we will focus on our goal of creating the premiere location for all things poker on the internet.  We plan to use our site as a vehicle to put visitors in touch with all aspects of our business.

Competition

In the market for televised poker tournaments, we compete with producers of several poker-related programs, including the “World Series of Poker,” an annual event hosted by Harrah’s that airs on ESPN, and the Poker Superstars Invitational and the Poker Dome Challenge on Fox. Additional poker-related programs include High Stakes Poker on the Game Show Network and Poker After Dark and the National Heads-Up Poker Championship on NBC. In 2005, Harrah’s created the World Series of Poker national circuit, taking place at several casinos operated by Harrah’s Entertainment, Inc. throughout the US. All circuit championships events are currently taped for telecast on ESPN. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. One of the ways that the WPT series differentiates our programming schedule from these competing shows is by airing the WPT series in prime time television during the same timeslot each week. We believe that this type of “appointment” television helps build a following among viewers. In addition to other poker-related programs, the WPT series also competes with televised sporting events, reality-based television programming and other televised programming that airs during the same timeslot.

Our online real-money gaming website, WPTonline.com, launched at the end of the second quarter of 2005. The website does not accept bets made from players in the U.S. and other restricted jurisdictions. WPTonline.com faces competition from several larger, more experienced and established online gaming websites, including PartyPoker.com, PokerStars.com, FullTiltPoker.com and many others. These and other competitors have significant marketing and operational experience advantages over us. In addition, in October 2006, Congress passed, and the President signed, the SAFE Port Act which included in it the Unlawful Internet Gambling Enforcement Act of 2006. Several of our large competitors have stopped accepting bets from U.S. players as a result of the Act, which may lead to those competitors focusing more closely on the international market for players, creating additional competition for us to face. To the extent our competitors continue to accept bets from players in the U.S., where the bulk of the world’s poker players are located, those competitors will continue to have a significant advantage since our online gaming site will not permit bets from U.S. players. We plan to differentiate our site by leveraging the strength of the World Poker Tour brand and the distribution reach of our international television division and through our international sponsorship agreement with PartyGaming. We believe that the resulting brand awareness will help build a following among international online players.

Regulation

The WPT and Professional Poker Tour tournaments are conducted by the host casinos and cardrooms, and we believe we are not subject to government gaming regulation in connection with our affiliation with and telecasts of these events. Our online gaming website, WPTonline.com, is subject to gaming regulation outside the U.S. and is licensed by the Alderney Gambling Control Commission, located in the United Kingdom’s Channel Islands. The website is currently operated solely by WagerWorks, which is obligated to ensure that WPTonline.com does not accept bets from players in the U.S. and other restricted jurisdictions. While we believe that WagerWorks will be in compliance with all international regulations, we cannot be certain that WagerWorks will be allowed to accept wagers in all the markets we plan to enter. After we re-launch the online poker room, we will be responsible for ensuring that the website does not accept bets from players in the U.S. and other restricted jurisdictions.

We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, we anticipate that on-air promotion of WPTonline.com via international WPT and Professional Poker Tour television telecasts and through our relationship with PartyGaming will be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecast and certain laws or regulations may restrict the type of advertising in general in those territories.

Intellectual Property

We have registered the trademark “World Poker Tour” with the U.S. Patent and Trademark Office on the supplemental register in connection with entertainment services and electronic and scientific apparatus and on the principal register in connection with clothing, playing cards and poker chips, and housewares and glass. Other registered marks around the world include: “Battle of Champions” in the U.S.; “Card Design” in Argentina, Chile, Colombia, Mexico, Peru, Puerto Rico, and Venezuela; “Hollywood Home Games” in the U.S.; “Ladies’ Night” in the U.S.; “Latin American Poker Tour” in Peru; “Poker Walk of Fame” in the U.S.; “PPT” in the U.S. and Europe; “PPT & Design” in the U.S.; “World Poker Tour” in Argentina, Canada, Chile, Colombia, Europe, Peru and Puerto Rico; “World Poker Tour & Design” in Europe; “WPT” in Argentina, Chile, Colombia, Costa Rica, Mexico, Peru and Puerto Rico; “WPT Boot Camp” in the U.S.; “WPT Poker Corner” in the U.S. and Europe; “WPT World Poker Tour & Design” in Europe, Korea and the U.S.; WPTonline.com in Europe; and WPTonline.net in Europe. We also have U.S. federal trademark applications pending for the following additional marks: “Bad Boys of Poker,” “Doyle Brunson North American Poker Championship,” “Million Dollar Bingo,” “Professional Poker Tour,” “Professional Poker Tour PPT & Design,” “WHRT,,” “World Horse Racing Tour,” “WPT Academy,” and “WPTonline.” In addition, we have trademark applications pending for the “World Poker Tour,” “World Poker Tour & Design,” and “WPT World Poker Tour & Design” marks in various classes in Canada. We have trademark applications pending for “World Poker Tour” and for “WPT” in two additional countries. We have registered approximately 650 Internet domain names, including the following: www.worldpokertour.com; worldpokertour.net; worldpokertour.biz; wptonline.com; and wptonline.net. We also have proprietary rights to our portfolio of registered and unregistered copyrighted materials, which includes the episodes of the televised programming that we produce, subject to licenses related to these episodes provided under our agreement with the Travel Channel and our international telecast license agreements, as well as the WPT Academy database and online videos.

We currently have two U.S. patent applications and international patent applications pending. The two patent applications relate to (1) a specially designed poker table that uses integral lighting, and (2) a method for exhibiting a card game in a video format. We believe that our special poker table is conducive to television recording in a way that is superior to other poker tables. We further believe that our method for exhibiting video and graphics on a television screen provides viewers with an individualized perspective of each player’s cards. Together, these technologies are designed to heighten the on-screen drama of tournament poker play.

We believe that several competitive poker-related television programs use exhibition methods and technology that might infringe on one or more claims of our pending patent applications. We have issued letters to some of the producers of these programs, notifying them that we have intellectual property rights in such technology and that we intend to vigorously enforce such rights in order to protect our proprietary processes. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do.

It is our policy to require each of our employees, consultants, crew members, and other persons rendering services in connection with our television programs and other business divisions to execute an agreement which contains both a (i) confidentiality provision pursuant to which each such person agrees not to disclose confidential and proprietary information, and (ii) “work made for hire” provision pursuant to which each such person agrees that any intellectual property developed in connection with WPTE projects by such person during the course of his or her employment (or, if not an employee, during the term of such person’s engagement) is created on a “work made for hire” basis and is owned by us.

Employees

As of December 31, 2006, we had 88 full-time employees. We utilize a number of production and marketing personnel on a temporary basis to assist in the production of the WPT and Professional Poker Tour television series. We also have agreements with Mike Sexton, Vince Van Patten and Sabina Gadecki, our current on-air talent for the WPT, and have agreements with Mark Seif and Matt Corboy, our current on-air talent for the Professional Poker Tour.

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

Risks Related to Our Business

The development and operation of our own online poker room may be costly and time consuming and may never be successful.

In the first half of 2006, our management and Board of Directors decided that we should develop and operate our own online poker room, rather than rely on a third party vendor, as we have done since early 2005. We have been expending significant time, energy and funds to develop the additional software necessary for an online poker room and to develop the capabilities necessary to operate this business. While we believe that the operation of our own online poker room will grant us more flexibility and quality control over the operation of our online poker room, the development of the website and the banking, customer service, marketing and information technology requirements associated therewith is certain to be costly and may divert management’s attention from operating other, more stable areas of our business. Development and operating costs may exceed our expectations, and the re-launch of the online poker room may be delayed. We will also need to hire additional employees and engage contractors with the necessary expertise to develop and operate the online poker room. Additionally, there is no way to predict whether or not we can develop the requisite core of regular users of our proposed online poker room to make the online poker room profitable. Further, if the website does not perform as expected, this could damage our ability to maintain our base of users.

The revenues we receive under our agreements with the Travel Channel and Discovery Communications have been and continue to be our most significant source of revenue, and if the Travel Channel does not elect to continue airing the WPT series, our results of operations will be materially and adversely affected.

The license fees we receive from the Travel Channel have been and will continue to be our most significant source of revenue, comprising approximately 60% of our total historical revenues. On May 1, 2006, the Travel Channel notified us that it had chosen to not exercise its option for Season Two and subsequent seasons of the PPT. Further, we were unable to arrive at economic terms with the Travel Channel for the broadcast rights for Season Six prior to the original option deadline of March 10, 2007, and have extended the option period to April 1, 2007, and we continue to negotiate. These economic terms have not yet been finalized but are expected to differ from the terms for previous seasons. There is no assurance that the Travel Channel will exercise its option to air Season Six. Further, if the Travel Channel does not elect to continue airing the WPT series and we cannot maintain or replace our agreements with the Travel Channel with comparable license agreements, it will be detrimental to the viability of the WPT and PPT brands and, consequently, would have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of our common stock. Although we have attempted to find a new broadcast partner for the PPT going forward, we may never find a new broadcast partner for the PPT. Even if we find a broadcast partner for the PPT, there is no guarantee that we will be able to do so on terms that are favorable to the Company.

Our agreements with the Travel Channel grants rights to the Travel Channel that could impact the value of our WPT and Professional Poker Tour brands and place some limits on our growth.

While we believe our agreements with the Travel Channel are favorable for us, the agreements grant the Travel Channel certain rights that could impact the value of our WPT and Professional Poker Tour brands and place some limits on our growth. For example:

•       If we elect to discontinue organizing tour stops under the WPT name, the Travel Channel will have a right of first negotiation and last refusal to acquire all of our rights to continue such activities. This right of first negotiation and last refusal may hinder our ability to negotiate with other parties who may be interested in purchasing these rights and, as a result, could negatively impact the consideration we may receive upon any attempt by us to exercise these rights.

•       If the Travel Channel exercises its options for Seasons Six and Seven of the WPT, and provided that the Travel Channel is not in material breach of the agreement, the Travel Channel will have an exclusive right of first negotiation and last refusal with respect to the development and/or production of any additional programs covering or presenting WPT tournaments.

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

Any future license agreements with other licensees for our television series are likely to have similar or other provisions that could impact the value of our brands and limit our growth.

Our success depends on our current brand and any future brands we may develop, and if the value of our brands were to diminish, our business would be adversely affected.

Our success depends on our current WPT brand, which consists of a portfolio of trademarks, service marks and copyrighted materials, and the development of other brands, such as the PPT. The Travel Channel’s decision not to renew its option for future seasons of the PPT may hurt our ability to develop the PPT brand or to find a new broadcast partner for the PPT. Our portfolio includes, but is not limited to, existing and future episodes of the televised programming produced in connection with our existing and future brands and certain elements of these episodes, trade names and other intellectual property rights and any future brands we develop. In connection with our branding and licensing operations, we have entered into an agreement with Brandgenuity LLC to seek licensing opportunities for the WPT brand. While specific contractual provisions require that the licensees brought to us by Brandgenuity maintain the quality of our brands, we cannot be certain that our licensees or their manufacturers and distributors will honor their contractual obligations or that they will not take other actions that will diminish the value of our brand prior to our ability to detect and prevent any such actions.

There is a risk that we may not be able to protect the format of our episodes, our current and future brands and our other proprietary rights.

We are susceptible to others imitating our television show format and other products and infringing on our intellectual property rights. We currently believe that several competitive poker-related television programs use exhibition methods and technology that might infringe on one or more claims of our pending patent applications. We have issued letters to some of the producers of these programs, notifying them that we have intellectual property rights in such technology, and that we intend to vigorously enforce such rights in order to protect our proprietary processes. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense, may reduce our profits and may not adequately protect our intellectual property rights upon which we are substantially dependent. In addition, the laws of certain foreign countries do not always protect intellectual property rights to the same extent as the laws of the U.S. Imitation of our television show formats and other products or infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues.

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

We have entered into written agreements with all of the “member casinos” that host the World Poker Tour and Professional Poker Tour tour stops except Aviation Club de France, located in Paris, France, which currently participates as a tour stop under an unwritten arrangement. The WPT agreements were originally for a term of five years and, although some member casinos have a bilateral option, most of the agreements provided us with a unilateral option to renew on the same terms for another five years. In September 2004, we exercised our right to renew most of these agreements. However, in each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour lineup and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time before the date of the tournament, which is generally four to six months. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament. If a significant number of these casinos were to terminate the agreements and/or allow a competing company to telecast their tournaments in violation of these restrictions or after their expiration for the restricted time period, this could result in a decline in our future telecast audiences, which in turn would lead to declines in the performance and success of our other lines of business. For the first season of the PPT, each member casino signed an agreement covering only one event. We anticipate executing new agreements with each member casino that participates in any subsequent seasons of the Professional Poker Tour.

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

•       our agreement with PartyGaming, pursuant to which PartyGaming agreed to pay us fees for sponsoring international broadcasts of our programming in international territories (i.e., non-U.S.), subject to certain requirements regarding the type and amount of advertising and branding we are able to provide them; and;

•       our agreement with Brandgenuity LLC, pursuant to which it negotiates third party consumer product licensing agreements;

•       our agreement with WagerWorks, pursuant to which WagerWorks operates and manages our WPT-branded real-money gaming website, WPTonline.com. The website is designed not to accept bets from players in the U.S. and other restricted jurisdictions. Players in these jurisdictions may play on a play-for-free version of WPTonline.com. During 2006, we entered into an agreement with WagerWorks pursuant to which we will transition our online poker room currently operated by WagerWorks over to an online poker room operated and maintained by us. We cannot be assured that the transition to our own online poker room will not affect our relationship with WagerWorks with respect to the ongoing operations of the non-poker online casino or whether the transition to our own online poker room will result in a material adverse impact to our online gaming business.

•       our agreements with Alfred Haber Distribution, Inc., pursuant to which it identifies potential licensees and negotiates licenses to telecast the World Poker Tour and Professional Poker Tour television programs on television networks outside of the U.S. However, in December 2006, we notified Alfred Haber that they would no longer be the international distributor for WPT Season Four and PPT Season One, or for any future WPT and PPT seasons. As a result, the Company will utilize its internal staff and PartyGaming’s resources to distribute all future WPT and PPT episodes into the international marketplace.

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

In connection with re-launching our online poker room, we have significantly expanded our international presence, and we intend to continue expanding these operations. Currently we have 30 employees in Israel, and we intend to expand this presence significantly in 2007. We intend to further expand our business in foreign markets in other ways, including continued international distribution of our U.S. telecasts, creating additional poker tours in foreign countries and distributing branded merchandise in foreign countries. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures and the status of regulatory requirements that may restrict the sales of our products, increase costs of foreign production or other costs that prohibit Internet gaming activities in international jurisdictions. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in significant increases in our costs or decreases in our earnings.

We will face a variety of risks as we expand into new or complementary businesses in the future.

Our core operations have consisted of marketing, promoting and licensing our televised entertainment, selling, or licensing the right to manufacture and sell, our branded merchandise and the marketing and promotion of our WPT-branded real-money gaming website, WPTonline.com. Our current strategic objectives include not only further development and enhancement of our existing business but also the entry into new or complementary businesses, such as expansion of our current business operations into international markets and the development of poker-related educational content, such as our launch of the WPT Academy. We are also exploring other opportunities to leverage the World Poker Tour brand, including the potential development of additional television programming. The following risks associated with expanding into new or complementary businesses by investment, licensing, acquisition, strategic alliance, co-production or other arrangements could have a material adverse effect on our business, operating results and financial condition and the price of our common stock:

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

We are highly dependent on the services of Steven Lipscomb, who is the creator and Executive Producer of the WPT and Professional Poker Tour television series and currently serves as our President and Chief Executive Officer. The provision of Mr. Lipscomb’s services in connection with our television series is required under our agreements with the Travel Channel. Although we have entered into an employment agreement with Mr. Lipscomb governing his employment through December 29, 2008 (unless either side reduces the term to December 29, 2007 by November 1, 2007), Mr. Lipscomb may elect to decrease the level of his involvement with us or terminate his employment altogether prior to the expiration of this term. A voluntary or involuntary termination of Mr. Lipscomb’s employment would result in a breach of our agreements with the Travel Channel and would have a material adverse effect on our business operations and negatively impact the market price of our common stock.

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

Lakes Entertainment, Inc. through its wholly-owned subsidiary, Lakes Poker Tour, LLC, owns 12,480,000 shares of our outstanding common stock, representing approximately 61% of our voting power. Lakes Entertainment, together with our directors and executive officers, beneficially owns approximately 14,711,058 shares of our common stock, which represents approximately 69% of our voting power. As a result, Lakes Entertainment, either alone or together with our directors and executive officers, controls the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. Therefore, Lakes Entertainment indirectly controls our management through the election and removal of members of the Board of Directors. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

Television production is a speculative business because revenues and income derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is telecast, the promotion and scheduling of the programming and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be negatively impacted by excessive telecasting of the programming beyond viewers’ saturation thresholds. The WPT television series, while still one of the highest-rated shows on the Travel Channel, has had decreased Nielsen ratings in the past year due to an increasing number of competing poker-related shows. If the WPT television series is unable to maintain high ratings throughout the term of the Travel Channel agreement, the Travel Channel may elect not to exercise its options for additional episodes and seasons, in which event we may be unable to negotiate U.S. telecast license agreements on terms that are favorable, or at all.

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

The political or social climate regarding gaming and poker could negatively impact our ability to negotiate future telecast license arrangements and could negatively impact our chances of renewal.

Although the popularity of poker, in particular, and gaming, in general, has continued to grow in the U.S. and abroad, gaming has historically experienced backlash from various constituencies and communities. Currently, the legal operational status of Internet-based casinos and cardrooms remains unclear in some countries. The U.S. government has taken steps to curb activities that it believes constitutes unlawful online gaming, through legislation such as the Unlawful Internet Gambling Enforcement Act of 2006 and through recent arrests of off-shore online gaming operators traveling in the U.S.

Based on the uncertain regulatory environment surrounding the marketing and promotion of Internet-based casinos and cardrooms to viewers in the U.S., the Travel Channel, which has final edit rights to the shows that it telecasts, has indicated it will likely not display the “dot com” names or logos of Internet-based casinos and cardrooms in its telecasts, although it has expressed a willingness to display names and logos from strictly play-for-free “dot net” websites from our member casinos. However, if the Travel Channel elected not to allow display of “dot net” logos within the series, we may not be able to attract other Internet-based casinos or to retain the existing online cardroom remaining on our tour. Additionally, increased regulatory scrutiny on Internet gambling sites may eliminate these sites as sources of advertising revenue for television networks that exhibit poker-related programming, thereby potentially impacting the value of such programming to these networks.

Government regulation of online gaming in foreign countries may restrict the activities or affect the financial results of our online venture that is under development.

The current WPTonline.com website is licensed by the Alderney Gambling Control Commission, and while we believe that WagerWorks is in compliance with all international Internet gaming regulations, we are currently reliant on WagerWorks for compliance with all applicable regulations, including ongoing verification that improper wagers are not placed on WPTonline.com. If WagerWorks’ compliance or verification is inadequate, regulators in the U.S. or other jurisdictions may impose fines or other sanctions or threaten or take other actions that could adversely affect our reputation and the revenues we derive from the license of rights to WagerWorks. After the termination of our relationship with WagerWorks with respect to WagerWorks’ operation of our online poker room, we will be solely responsible for complying with all international Internet gaming regulations in connection with any online poker room we operate independently. Therefore, any risks previously borne by WagerWorks in connection with operating our online poker room will become direct risks to us. We will be responsible for obtaining all gaming permits and licenses necessary to operate our own online poker room, which may be expensive and time consuming. We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, we expect that on-air promotion of our online gaming site via international WPT television telecasts will continue to be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecasts and certain laws or regulations may restrict the type of advertising in general in those territories. If these restrictions occur, our costs of customer acquisition may be substantially higher than anticipated.

Internet gaming is a relatively new industry and, therefore, we do not know if the market will continue to develop and our products and services to be offered through our online gaming website will be in demand.

Internet gaming is a relatively new industry that continues to rapidly evolve and is characterized by an increasing number of market entrants. If the Internet gaming market becomes saturated with competitors, or if our products and services to be offered through our new online gaming website do not achieve market acceptance, we could incur losses in connection with our investment in our online venture and our future business, operating results and financial condition could be adversely affected.

Congress’ passing of the Unlawful Internet Gambling Enforcement Act or future government regulation of online gaming in the U.S. may restrict the activities or affect the financial results of our online gaming venture currently operating and our new online gaming venture in development.

In October 2006, Congress passed, and the President signed, the SAFE Port Act which included in it the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”). The Act prohibits financial institutions from processing payments in connection with unlawful internet gambling pursuant to state or federal laws.  We believe that the Act is unlikely to have a direct adverse effect on the Company in light of our policy of not taking U.S. wagers on our online gaming site. Nevertheless, we cannot tell with certainly the impact the Act will have on our overall business. Until now, many other online gaming companies have accepted wagers and derived significant revenues from customers in the U.S. A few of these companies, most of which are larger, more established and better funded than we are, have announced that they will stop accepting U.S. wagers in reaction to the new legislation. This could result in greater competition to secure online gaming customers outside the U.S. if companies that previously accepted U.S. wagers redirect their efforts in securing markets where WPT offers online gaming services.

We believe that a number of online gaming sites currently sponsor poker tournaments pursuant to which their customers can win “buy-ins” to tournaments held in traditional brick and mortar casinos, including WPT series tournaments. We cannot predict how the Act will affect these sites or how, if at all, these sites will modify their marketing strategies in reaction to the Act. Accordingly, there is a risk of fewer participants in WPT events, which ultimately could affect the popularity of these events and tournament poker in general. Further, it is possible that the inability of poker players in the United States to play online will decrease the general level of public interest in poker in the U.S. If these factors cause a decrease in the popularity of poker, this, would have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of our common stock.

Our quarterly results may fluctuate, causing fluctuation of our stock price that may negatively affect the value of our common stock.

Under our license agreements for the WPT and PPT, revenues are recognized as each episode is delivered to the Travel Channel. Therefore, our quarterly revenue can fluctuate significantly depending on the number of episodes delivered in any one quarter. In addition, the sales of consumer products that utilize our licensed intellectual proper vary greatly, due to holiday seasons, school schedules and other outside factors. As a result, our financial results can be expected to fluctuate significantly from quarter to quarter, leading to volatility and a possible adverse effect on the market price of our common stock.

The television entertainment market in which we operate is highly competitive and competitors with greater financial resources or marketplace presence may enter our markets to our detriment.

We compete with other poker-related television programming, including ESPN’s coverage of the “World Series of Poker” and its “World Series of Poker” Circuit Events, Fox Sports Net’s exhibition of the Poker Superstars Invitational and Poker Dome Challenge television shows, NBC’s exhibition of the National Heads-Up Poker Championship and Poker After Dark television shows and the Game Show Network’s exhibition of the High Stakes Poker, among others. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. Based on the popularity of these poker-related televised programs, we believe that additional competing televised poker programs may currently be in development or may be developed in the future. Our programming also competes for telecast audiences and advertising revenue with telecasts of mainstream professional and amateur sports, as well as other entertainment and leisure activities. These competing programs and activities and brands that may result may decrease the popularity of the WPT or Professional Poker Tour series and dilute the WPT brand. This would adversely affect our operating results and financial condition and, ultimately, the price of our common stock.

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

Corporate Office Facility

We currently lease approximately 26,000 square feet of executive office space located in Los Angeles, California under two separate leases. The first lease commenced in March 2005 with a term of seventy-five months and an annual base rent of approximately $480,000. In July 2006 we leased additional office space with a term of sixty months and an annual base rent of approximately $369,000. In addition, we film our poker tournaments at casinos throughout the world pursuant to agreements with our member casinos.

We also lease approximately 1,500 square feet of office space located in Nahariya, Israel. The lease commenced in September 2006 with a term of twelve months and an annual base rent of approximately $10,000. In February 2007, we leased approximately 2,200 additional square feet of office space in Jerusalem, Israel with a term of thirty-six months and an annual base rent of approximately $25,000.

Item 3.                        Legal Proceedings

On July 19, 2006, we were served with a complaint filed in the United States District Court, Central District of California by seven poker players. The complaint alleges, among other things, that the business practice of the Company in requiring players to execute certain participant releases in connection with tournaments we film through our exclusive arrangement with casinos that have allegedly limited the number of televised poker venues for high stakes professional poker players violate antitrust laws. We have issued a statement indicating our belief that the claims asserted in the complaint are misleading and without merit and filed a response on August 24, 2006 reflecting our legal position. On March 14, 2007 Plaintiff’s filed a motion for summary judgment in the case and we are currently reviewing. The parties are currently engaged in discovery and a trial date has been set for April 1, 2008. We do not expect any material adverse consequences from this action. Accordingly, no provision has been made in the financial statements for any such losses.

We are currently a party to other matters of litigation pending or threatened. Since we are unable to estimate the ultimate outcome of these matters, no provision for loss has been made in connection therewith. Nevertheless, we believe any losses the Company might sustain in such matters are not likely to be material.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the Nasdaq Global Market under the symbol WPTE.

The high and low sales prices per share of the Company’s common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the Nasdaq Global Market:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
Year Ended	December 31, 2006
	High	$7.71	$7.55	$5.71	$4.53
	Low	5.93	4.57	3.42	3.37
Year Ended	January 1, 2006
	High	$20.97	$24.40	$29.50	$9.07
	Low	11.27	11.88	8.30	5.65

On February 26, 2007, the last reported sale price for the common stock was $5.04 per share. As of February 26, 2007, the Company had approximately 500 shareholders of record.

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

	Year Ended	Year Ended	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Revenues	$29,261	$18,063	$17,557
Gross profit	18,945	8,076	7,313
Selling, general and administrative expense	18,630	14,087	6,632
Earnings (loss) from operations	315	(6,011)	681
Interest income	1,630	1,017	146
Gain on sale of investment	10,216	—	—
Interest expense	—	—	(34)
Income taxes	(4,392)	(9)	(41)
Net earnings (loss)	$7,769	($5,003)	$752
Net earnings (loss) per common share—basic	$0.38	$(0.26)	$0.05
Net earnings (loss) per common share—diluted	$0.38	($0.26)	$0.04
Weighted average common shares outstanding—basic	20,457	19,575	15,856
Dilutive effect of restricted stock	—	—	1,293
Dilutive effect of stock options	47	—	901
Dilutive effect of common shares subject to repurchase	—	—	30
Weighted average common shares outstanding—diluted	20,504	19,575	18,080

	December 31, 2006	January 1, 2006
Balance Sheet Data:
Current assets	$44,433	$33,793
Total assets	51,340	46,260
Current liabilities	8,089	7,887
Retained earnings (deficit)	1,561	(6,208)

Selected Quarterly Financial Information (Unaudited):

The information below agrees to quarterly filings on Form 10Q.

Year ended December 31, 2006 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4
Revenues	$6,454	$11,029	$5,868	$5,911
Gross profit	4,034	6,853	4,131	3,929
Earnings(loss) from operations	(1,116)	2,492	(418)	(645)
Net earnings (loss)	3,590	2,567	2,692	(1,081)
Income (loss) per share:
Basic and diluted(1)	$0.18	$0.12	$0.13	($0.05)

(1)          The Company’s reported results for the first and third quarters of fiscal 2006 indicated diluted income per share of $0.17 and $0.12, respectively, due to the inclusion of certain vested, anti-dilutive options in the dilution calculation. Management subsequently adjusted the numbers of fully diluted shares used to calculate these quarterly results above, which reflects dilution related only to “in the money” stock options as of the date of the balance sheet. However, the impact of this adjustment was not material.

Year ended January 1, 2006 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4
Revenues	$4,103	$6,600	$2,128	$5,232
Gross profit	915	2,223	1,567	3,370
Loss from operations	(1,858)	(650)	(1,808)	(1,695)
Net loss	(1,602)	(426)	(1,554)	(1,420)
Loss per share:
Basic and diluted	($0.08)	($0.02)	($0.08)	($0.07)

Year ended January 2, 2005 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4
Revenues	$4,140	$4,719	$2,974	$5,725
Gross profit	1,668	2,074	1,032	2,540
Earnings (loss) from operations	833	876	(520)	(508)
Net earnings (loss)	792	887	(468)	(459)
Earnings (loss) per share:
Basic	$0.06	$0.06	($0.03)	($0.02)
Diluted	$0.05	$0.06	($0.03)	($0.02)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Our net earnings in fiscal 2006 were $7.8 million, or $0.38 per-fully diluted share, compared to a net loss of $5.0 million, or $0.26 per fully diluted share, in 2005. The primary reasons for the increase in earnings were the following factors:

•       Revenues increased by $11.2 million, or 62%, driven principally by the license fees from the Travel Channel for Season One of the Professional Poker Tour series.

•       Gross profit increased by $10.9 million in 2006 primarily a result of the above mentioned PPT revenues. Margins for the PPT were also significantly higher in 2006 as we expensed production costs in 2005 as a result of having no distribution partner in place at that time. This factor was offset by decreased margins in the online gaming business during the last two quarters, as we agreed to sharply increase the percentage of revenues payable to our outgoing service provider.

•       Selling, general and administrative expenses increased by $4.5 million. This increase was primarily due to $3.5 million of share-based compensation expense, resulting from the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment-Revised 2004.

•       We realized a $10.2 million gain (pre-tax) on the sale of our common stock in PokerTek, offset by an income tax provision of $4.4 million.

At the end of 2006, we had a strong balance sheet, with no debt, and total cash, cash equivalents and investments in marketable securities of approximately $39.6 million. Our main initiatives in 2007 are to:

•       Finalize arrangements for the telecast of Season Six of the World Poker Tour television series;

•       Successfully re-launch our online poker room and casino, based on our software development efforts and a significant investment in our new offshore operations; and

•       Continue to expand other parts of our business, including the non-gaming aspects of worldpokertour.com and the international distribution of the World Poker Tour television series, driven in part by our new partnership with PartyGaming.

Business Overview

We create internationally branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. We created the WPT, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the United States and in more than 150 markets globally. In 2006, with the WPT in its fifth season, WPTE launched a second series on the Travel Channel, the Professional Poker Tour™, which focuses on the play of poker’s leading stars. WPTE also operates a real-money online gaming website, www.wptonline.com, which prohibits wagers from players in the U.S. and other restricted jurisdictions. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware. The Company is also engaged in the sale of corporate sponsorships. We have four operating units:

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since our inception, the WPT Studios division has been responsible for 74% of our total revenue. We license the WPT series to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement. We also have license agreements for the distribution of our WPT episodes in over 150 markets, for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses. In addition, during January 2006, we signed a license agreement with TRV to telecast the Professional Poker Tour™ (“PPT”) series, which began airing in the third quarter of 2006. We also collect annual host fees from the member casinos that host WPT events (our member casinos).

We have entered into a series of agreements with TRV for the United States distribution of the WPT television series (the WPT Agreements). Since our inception, fees from TRV under the WPT Agreements and an agreement with TRV relating to the PPT series have been responsible for approximately 60% of our total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years (three years for the episodes in Season One). We have produced four complete seasons of the WPT series under the WPT Agreements, and Season Five is currently in production. TRV continues to hold options to license Seasons Six and Seven.

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

World Poker Tour Season	Date of TRV Agreement or Option for Season	Number of episodes (including specials)	Production Period and Delivery of Episodes to TRV	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002—June 2003	March 2003—June 2003
Season Two	August 2003	25	July 2003—June 2004	December 2003—September 2004
Season Three	May 2004	21	May 2004—April 2005	October 2004—August 2005
Season Four	March 2005	21	May 2005—April 2006	October 2005—June 2006
Season Five	March 2006	22	May 2006—April 2007 (expected)	August 2006—August 2007 (expected)*

*                    Although we produced, delivered and aired two Season Five specials (Battle of Champions IV and Ladies Night IV) in 2006, the fifth season of the WPT officially begins airing in April 2007.

As described elsewhere in this Form 10-K, we were unable to arrive at economic terms with the Travel Channel for the broadcast rights for Season Six prior to the original option deadline of March 10, 2007, and have extended the option period to April 1, 2007, and we continue to negotiate. These economic terms have not yet been finalized but are expected to differ from the terms for previous seasons.

In January 2006, we entered into an agreement with TRV for the U.S. distribution of Season One of the PPT television series. In accordance with our accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, we expensed approximately $3.6 million of production expenses related to the Professional Poker Tour during fiscal 2005. With the execution of the PPT agreement, in the first quarter of 2006, we began capitalizing additional expenses associated with the production of the PPT series that have been expensed as the first season episodes were delivered to the Travel Channel. During the year, we delivered twenty-four episodes of Season One of the PPT series, resulting in revenue of $7.2 million and cost of revenues of $2.2 million. Similar to the WPT Agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years.

Under our agreement with TRV regarding PPT, TRV had options to license the following three seasons (Seasons Two through Four). On May 1, 2006, TRV notified the Company that it had chosen to not exercise its options for Season Two and subsequent seasons of the PPT. The Company is attempting to find a new broadcast partner for the PPT going forward, and does not plan to produce any additional episodes of the PPT until a distribution agreement is executed.

Under the WPT and PPT Agreements, TRV has the right to receive a percentage of our adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met. For the year ended December 31, 2006, we recognized $0.7 million of Travel Channel participation expense that was recorded in cost of revenues.

To date, we have obtained our international license agreements through an exclusive five-year agreement we entered into with Alfred Haber Distribution, Inc. in 2004. The agreement allowed Alfred Haber to negotiate international licenses for the exhibition of the WPT’s first, second and third seasons. In

December 2005, we entered into an exclusive one-year agreement with Alfred Haber Distribution to act as our agent in regard to the international distribution of Season Four of the WPT and Season One of the Professional Poker Tour. In December 2006, we notified Alfred Haber that they would no longer be the international distributor for WPT Season Four and PPT Season One, or for any future WPT and PPT seasons. As a result, the Company will utilize its internal staff and PartyGaming’s resources, as described below, to distribute all future WPT and PPT episodes into the international marketplace. After recouping up to a certain amount of expenses, Alfred Haber Distribution receives 25% of our gross receipts from these international licenses for WPT Seasons One through Three and 20% of our gross receipts from WPT Season Four and Professional Poker Tour Season One.

In December 2006, we signed a multi-year agreement with PartyGaming Plc, owner of PartyPoker.com, pursuant to which they will provide international television sponsorship of the WPT and PPT. The agreement covers shows produced under WPT Seasons Four, Five, and Six and PPT Seasons One, Two, and Three. The agreement helps solidify and expand the international WPT brand through PartyGaming’s extensive marketing resources, provides valuable promotional opportunities for WPT’s online gaming site and worldpokertour.com, and represents a new revenue stream for us. PartyPoker.com will receive exclusive in-show branded integration and association with the premiere brand in televised poker.

Pursuant to the agreement, we agreed to provide PartyGaming with certain post-produced audio and graphic sponsorship integration and advertising rights in connection with the distribution and broadcasting of the World Poker Tour and Professional Poker Tour television series’ in certain primary and secondary international (i.e., non-U.S.) markets for an approximate three year period in each territory. In exchange for those rights, PartyGaming agreed to pay us fixed fees for entering into broadcast sponsorship arrangements that meet particular requirements (“Qualified Deals”). Assuming those requirements are met, we will get paid for airing shows as follows:

(1)   For the WPT, $500,000 for each Qualified Deal up to five (5) per Season, in a primary country and $125,000 for each Qualified Deal in a secondary or remaining primary country (i.e., any primary country other than the initial five (5) described above), per Season, with maximum payments to us of $5 million for Season Four, $6 million for Season Five and $7 million for Season Six of the WPT.

(2)   For the PPT, $200,000 for each Qualified Deal up to five (5) per Season, in a primary country for Season One of the PPT and $300,000 for each Qualified Deal, up to five (5) per Season for Seasons Two and Three of the PPT, and $100,000 for each Qualified Deal in a secondary or remaining primary country, with maximum payments to us of $3 million for Season One, $4 million for Season Two and $5 million for Season Three of the PPT.

We generally will be paid 25% of the applicable fee upon executing a qualified deal with a broadcaster, 25% upon the initial broadcast of an episode of a Season, and 50% upon the initial broadcast of the tenth episode. We have not recognized any revenue in connection with this agreement.

WPT Online Gaming, our online poker and casino gaming division, generates revenue related to an online poker room and casino. Since early 2005, this division has generated revenues through our agreement with WagerWorks, Inc., or WagerWorks, pursuant to which in January 2005 we granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the use of our brand, WagerWorks shares with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions.

In 2006, we decided to develop our own software for our online poker room. On June 21, 2006, we entered into and executed a Source Code License and Service Agreement, (effective as of June 16, 2006) with CyberArts Licensing, LLC, or CyberArts, pursuant to which CyberArts granted to us a perpetual, non-exclusive and nontransferable license for the object code of certain poker software and related banking and cardroom management software tools that we are using for the development of our own online poker room. We paid CyberArts a one-time license fee of $1.3 million for the software upon the execution of the agreement, as well as a payment of $180,000 for the first year of CyberArts’ support and maintenance for the software. During the term of the CyberArts agreement, we are obligated to pay CyberArts an annual fee of $180,000, subject to annual increases of up to a maximum of 9% in each year, for continuing support and maintenance, payable on the anniversary of the effective date of the agreement. We also have the right to purchase the source code for the software at any time during the term of the CyberArts agreement for an additional $2.7 million. The CyberArts agreement enables us to develop, manage, market and handle customer service for the online poker business from our own international headquarters.

On July 10, 2006, the agreement with WagerWorks was amended to permit us to (i) own and operate our own online poker room, and (ii) offer multi-player real-money poker gaming via cellular phone using software provided by Cecure Gaming (formerly 3G Scene Limited).  In addition, the amendment specified a termination date for WagerWorks’ operation of our online poker room on the earlier to occur of (i) August 1, 2007, (ii) thirty (30) days following our request to terminate operation of the online poker room, or (iii) sixty (60) days following WagerWorks’ notice that it will terminate its operation of the online poker room. Furthermore, the parties agreed that WagerWorks could increase its share of revenue derived from the operation of the online poker room to 75% from the original 25% to provide added incentive to WagerWorks to provide a quality online poker room during the transition by us to the operation of our own online poker room, as described below.

In June 2006, as part of the development of our own online gaming website, we began to develop an operating location in Nahariya, Israel. This location provides us with an affordable, legal location to operate the online gaming site, in a highly developed country with a large pool of well-trained technical employees to operate the site. Currently, we have 17 employees located in the Nahariya office engaged in the development of our online gaming site. Additionally, we are investing in facilities and personnel in Jerusalem to handle customer service and poker room operations. There are currently 13 employees in the Jerusalem location.

In October 2006, the Unlawful Internet Gambling Enforcement Act of 2006, or the Act, was signed into law. Among other things the Act prohibits financial institutions from processing payments in connection with unlawful internet gambling pursuant to state or federal laws. We believe that the Act is unlikely to have a direct adverse effect on the Company’s day-to-day operations, since we have always maintained a policy of not taking online wagers from patrons within the United States. The Act could potentially result in increased competition to secure online gaming customers outside the United States; however, the long-term impact, if any, on our business cannot currently be determined.

On July 12, 2006, we entered into and executed a licensing agreement with Cecure Gaming (formerly 3G Scene Limited), pursuant to which we granted Cecure a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming applications. Pursuant to the agreement, Cecure will offer real-money mobile games solely in jurisdictions where such gaming is not restricted. In consideration for the license, we shall be entitled to 50% of net revenues. In a separate agreement entered into on July 26, 2006, we acquired an approximate 10% ownership interest in Cecure for approximately $2.9 million.

WPT Consumer Products, our branded consumer products division, generates revenue principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. We have generated significant revenues from existing licensees, including Hands-On Mobile, MDI and US Playing Card. We also have a number of licensees that are developing new licensed products including electronic, casino-based, poker-related slot machines from IGT, and interactive television games from Pixel Play. We are also looking to expand our consumer products business and brand into the international marketplace. As a result, we have engaged two brand licensing companies in Europe and Australia to explore foreign licensing opportunities. During 2006, we began recognizing revenues from international product sales.

In October 2006, we launched the WPT Academy™, a web-based poker education center that uses authentic poker play to provide an interactive learning tool for both the experienced and novice alike. The WPT Academy leverages our database of over 1,700 hands of poker filmed at our final tables during Season One of the WPT, including over 900 hands that were actually shown on the air on the Travel Channel as a learning tool in connection with the following features of the WPT Academy:

•       HandSim™: HandSim is a sophisticated poker hand search engine and simulator that utilizes data from our WPT Cams, including bets, physical motions and play-by-play details to aid players in determining hole card values, odds percentages, the advantages of positional play in poker, or other poker learning tips.

•       Video Sessions with the Pros: These are short video tutorials hosted by stars of the WPT covering a variety of poker topics.

•       Interactive Community:  Poker fans can log in to WPT Academy’s online community to discuss poker hands, analyze and rank poker hands, or otherwise discuss the game of poker.

•       Follow your Favorites:  This feature allows poker fans to track the play of their favorite players that have been at a WPT final table.

As a result of these improvements to our website, we began to recognize advertising/sponsorship revenue during 2006, and expect to derive revenues from online subscriptions as the database of unique content grows.

WPT Corporate Alliances, our sponsorship and event management division, generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three and Four of the World Poker Tour series on TRV. During the third quarter of 2006, we completed an agreement with Anheuser-Busch to continue its sponsorship for Season Five of the WPT. During the second quarter of 2006, we finalized a sponsorship agreement with Xyience, Inc., a non-alcoholic energy drink developer and distributor, to promote its product as the “official energy drink” of Seasons Five and Six of the World Poker Tour. In addition, during the 4th quarter of 2006, we completed an agreement with Blue Diamond Almonds to sponsor the WPT Season Five Championship in April 2007 at the Bellagio, and run in-store retail promotions to drive customers to our tour events. We will recognize revenues from these agreements when the Season Five programs are broadcast beginning in 2007.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006.

Fiscal Year Ended December 31, 2006 (2006) Compared to January 1, 2006 (2005)

Revenues.   Our total revenues increased by $11.2 million (62%) in 2006 compared to 2005 due to domestic television licensee fees, which increased $9.2 million (121%) in 2006 compared to 2005. The increase in domestic television is primarily due to the delivery of twenty-four episodes of Season One of the PPT television series versus no episodes of the PPT delivered in 2005, combined with the delivery of sixteen episodes of Season Four and five episodes of Season Five in fiscal 2006 (21 total episodes) compared to thirteen episodes of Season Three and five episodes of Season Four in fiscal 2005 (18 total episodes). Online gaming, host fees and sponsorship revenues also increased $3.0 million (110%) in 2006 compared to 2005, of which $2.3 million is due to increased online gaming revenues, as we had higher levels of player activity during 2006 compared to 2005, as well as increased sponsorship fees for Season Four versus Season Three. Product licensing revenues decreased $1.1 million (25%) in 2006 compared to 2005. The decrease was primarily due to lower revenues from US Playing Card, Jakks Pacific and MDI, which were the result of lower demand for chip sets and plug and play games in the consumer marketplace, as well as fewer states running our lottery ticket program. The decreased revenues were partially offset by increased mobile gaming sales from Hands-On Mobile (formerly Mforma).

Cost of Revenues.   Cost of revenues increased by approximately $0.3 million (3%) in 2006 compared to 2005, due primarily to an increase in online gaming costs of $1.3 million. As mentioned above, online gaming revenues were higher in 2006 compared to 2005 due to increased player activity, which increased the gross revenue-based fees paid to the service provider. The increased online gaming costs were partially offset by lower production costs of approximately $1.0 million. Specifically, there were decreased PPT production costs of $1.4 million, as we began capitalizing these costs in the first quarter of 2006 versus previously expensing them in 2005 since no distribution deal had been reached. In addition, WPT production costs increased $0.4 million in 2006 as a result of the delivery of sixteen episodes of Season Four and five episodes of Season Five of the WPT television series (21 total episodes) versus the delivery of thirteen episodes of Season Three and five episodes of Season Four (18 total episodes) in 2005.

Gross Margins.   Overall gross margins were 65% in 2006 compared to 45% in 2005. Domestic television licensing margins were 56% in 2006 compared to negative 9% in 2005, with the increase primarily due to the recognition of a larger portion of PPT production costs in 2005, since no distribution deal had been reached during the early stages of production, combined with increased PPT revenues as a result of the delivery of twenty-four episodes versus no episodes being delivered in 2005. In addition, increased revenues from online gaming, sponsorship fees, and international distribution license fees helped contribute to the favorable gross margins in 2006.

Selling and administrative expense.   Selling and administrative expense increased $4.5 million (32%) in 2006 compared to 2005. This increase was primarily due to $3.5 million of share-based compensation expense, resulting from the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment-Revised 2004. There was no share-based compensation expense related to employee and director stock options recognized during the year ended January 1, 2006, pursuant to the accounting guidance in effect during 2005. Additional headcount and related costs also contributed to the increase in general and administrative expenses, as the Company was actively developing its online gaming software and expanding its interactive businesses. These increased costs were partially offset by decreased sales and marketing expenses as a result of reduced online gaming marketing efforts and lower commissions paid to our third-party licensing agent for consumer product licensing.

Other income.   In 2006, we recognized a gain of $10.2 million from the sale of our stock in PokerTek, Inc. Interest income increased by $0.6 million (60%) in 2006 compared to 2005, primarily due to higher cash equivalents and short-term investment balances in 2006.

Income taxes.   The overall effective income tax rate for the year was 36.1% and 0.2% for 2006 and 2005, respectively. There was no income tax benefit in 2005 due to a valuation allowance recorded for the net deferred tax asset related to the 2005 net operating loss carryforward.

Outlook

For the first quarter of 2007, revenues are expected to be in the range of $4.5—$5.0 million. We expect to deliver five episodes of Season Five in the first quarter of 2007, with the remainder of Season Five episodes to be delivered during the second and third quarters of 2007. The Company also continues to expect lower revenues and gross profits in online gaming during the first and second quarters of 2007 as a result of the increased percentage of online revenues we have agreed to pay to our current service provider for the remaining term of our agreement, as well as reduced marketing efforts in anticipation of our upcoming debut of the online gaming site.

Regarding full-year revenues, we expect:

•       to deliver seventeen episodes of Season Five and five episodes of Season Six of the WPT (assuming a distribution agreement is negotiated covering Season Six),

•       no revenue for the PPT,

•       to recognize host fee and sponsorship revenues as WPT episodes are aired during the second and third quarters of 2007,

•       sponsorship revenue associated with the PartyGaming agreement to begin in the second half of 2007, and

•       to debut the online gaming website in the middle of the year.

Regarding expenses, we expect year-over-year general and administrative costs to significantly ramp up beginning in the first quarter of 2007, as we increase headcount to support the re-launch of our online gaming website and build out the non-gaming aspects of worldpokertour.com (e.g. WPT Academy). Year-over-year sales and marketing costs are projected to significantly increase beginning during the second quarter of 2007 as we aggressively invest in marketing our online gaming business.

Fiscal Year Ended January 1, 2006 (2005) Compared to Fiscal Year Ended January 2, 2005 (2004)

Revenues.   Our total revenues increased by $0.5 million (3%) during fiscal 2005 compared to 2004. Domestic television licensee fees decreased $5.1 million (40%) in 2005 compared to 2004. The decrease is primarily attributable to the delivery of thirteen episodes of Season Three and five episodes of Season Four in fiscal 2005 (18 total episodes) compared to twenty-four episodes of Season Two and eight episodes of Season Three in fiscal 2004 (32 total episodes). Product licensing revenues increased $2.5 million (127%) in 2005 compared to 2004. This increase is primarily due to a full year of licensing efforts. International television licensee fees increased $1.7 million (152%) due to increased distribution agreements in 2005. Online gaming, host fees, sponsorship and merchandise revenues also increased $1.4 million (79%) in 2005 compared to 2004, of which $0.9 million is due to the online gaming launch during 2005.

Cost of Revenues.   Cost of revenues decreased by approximately $0.3 million (3%) in 2005 compared to 2004. The decrease was primarily due to a fewer number of episodes being delivered to TRV during 2005 compared to 2004 (18 episodes vs. 32 episodes, respectively), as well as decreased consultant stock option expense of approximately $0.4 million. This decrease was partially offset by increases of $2.9 million in PPT production costs expensed, as well as the addition of online gaming cost of revenues.

Gross Margins.   Overall gross margins were 45% in 2005 compared to 42% in 2004. Domestic television licensing margins were negative 9% in 2005 compared to 22% in 2004, with the decrease due primarily to an increase of approximately $2.9 million in production costs related to the PPT expensed in 2005. The revenue increases in 2005 in product licensing and international television (as explained above) helped contribute to the higher overall gross margins in 2005.

Selling and administrative expense.   Selling and administrative expense increased $7.4 million (114%) in 2005 compared with 2004. This increase was primarily due to an additional $2.5 million in sales and marketing costs related to the WPTonline.com launch incurred during 2005, $0.7 million in additional licensing commissions due to a full year of product licensing efforts and $3.4 million as a result of additional headcount, legal and audit fees incurred during 2005 associated with development, growth and regulatory compliance costs.

Interest income.   Interest income increased by $0.9 million (808%) for 2005 compared to 2004, primarily due to higher cash and investment in marketable securities balances, related to the proceeds of our initial public offering in 2004, throughout the entire year in 2005.

Income taxes.   The effective income tax rate for 2005 and 2004 was 0.2% and 5.2%, respectively. As of January 1, 2006, we had federal net operating losses of approximately $17.2 million ($5.8 million related to operations and $11.4 million related to other comprehensive income—stock options exercise) and state net operating losses of $17.3 million ($5.9 million related to operations and $11.4 million related to other comprehensive income—stock options exercise).

Liquidity and Capital Resources

During 2006, cash flow from operations was $2.7 million. Additional cash of $10.2 million was generated from the sale of our PokerTek stock, which was offset by our purchase of property and equipment of $2.7 million, investment in Cecure of $2.9 million, and additional net purchases of investments in marketable securities of $4.4 million. At December 31, 2006 we had cash and investments in marketable securities aggregating $39.6 million.

Our principal cash requirements consist of online gaming expenses, television production costs, payroll and benefits, professional fees, marketing costs, business insurance and office lease costs. We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of our online gaming, interactive, media, and other businesses and for general corporate purposes. Planned capital expenditures primarily related to our online gaming re-launch are expected to be approximately $250,000. We expect that cash, cash equivalents and investments in marketable securities on hand and generated from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

However, we may from time to time seek additional capital to fund our operations or fund our expansion plans as circumstances arise. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

The table below sets forth our known contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period (in thousands)
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond
Operating lease(1)	$3,989	$858	$1,791	$1,340	$—
Purchase obligations(2)	1,415	766	629	20	—
Employee obligation(3)	1,000	500	500	—	—
	$6,404	$2,124	$2,920	$1,360	$—

(1)          Operating lease obligations include rent payments for our corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began at $28,000 approximately and escalate up to approximately $33,000 over the five-year lease term. The lease obligations presented include rent payments for our Israel office facilities in Nahariya and Jerusalem. The amounts set forth in the table above include monthly lease payments through June 2011.

(2)          Purchase obligations include the operational expenses associated with the development of Worldpokertour.com. These expenses relate to the gaming and non-gaming aspects of the website. Additionally included in purchase obligations are open purchase orders of approximately $180,000 as of December 31, 2006. These liabilities are included in Other Accrued Expenses.

(3)          Employee obligations include the base salary payable to Steven Lipscomb under his employment agreement.

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

•                    The seller’s price to the buyer is fixed and determinable; and

•                    Collectibility is reasonably assured.

In accordance with the terms of the WPT and PPT Agreements, we recognize domestic television license revenues upon the receipt and acceptance of completed episodes by the Travel Channel. However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we currently do not consider collectibility of international television license revenues to be reasonably assured, and accordingly, we do not recognize such revenue until the distributor has received payment. Additionally, we present international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. We recognize minimum revenue guarantees, if any, ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater. We present product licensing fees gross of licensing commissions, which are recorded as selling and administrative expenses as we are the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19.

Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, our online gaming service provider, for online poker and casino activity. In accordance with EITF 99-19, we present online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues. Since we have the ability to adjust price and specifications of the online gaming site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site. We include certain cash promotional expenses related to free bets and deposit bonuses along with customer chargebacks as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Travel Channel participation:   We account for royalty payments to TRV in accordance with the WPT and PPT agreements, in which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour brand, after specified minimum amounts are met. We record these amounts in cost of revenues as revenues from international television, consumer products licensing, home entertainment and merchandise are recognized.

Deferred television costs:   We account for deferred television costs in accordance with SOP 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities and insurance related to production. Production overhead office facilities costs are determined based on percentage of space used and are allocated to television costs based on number of episodes. Production overhead insurance costs are allocated to television costs based on number of episodes. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation. In January 2006, we signed a distribution agreement for the PPT with Discovery Communications, Inc., the parent company of the Travel Channel. Accordingly, once the agreement was executed, PPT television costs began to be capitalized during the first quarter of 2006, and were expensed as episodes were delivered to and accepted by the Travel Channel. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 100% of the $1.7 million in capitalized deferred television costs at December 31, 2006, are expected to be expensed in connection with episode deliveries by the end of fiscal 2007, and are therefore presented as current assets.

Investments:   On July 31, 2006, we acquired an approximate 10% ownership interest in Cecure for approximately $2.9 million. As we have less then 20% ownership interest and do not have the ability to exercise significant influence over Cecure, we account for this investment under the cost method and we will review at least quarterly for declines in fair value that may be determined to be other-than-temporary, in accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Income taxes:   Based on our limited and volatile earnings history combined with our cautious optimism, we have determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that deferred tax assets will not be recovered in the foreseeable future. See discussion of likely effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) below under “Recently Issued Accounting Pronouncements.”

Share-based compensation:   On January 2, 2006, we adopted SFAS No. 123(R) using the “modified prospective transition” method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. We are currently evaluating the effect that SFAS 157 and 159 might have on our future financial position, results of operations and operating cash flows.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for the first quarter of fiscal year 2007. We presently do not expect FIN 48 to have a material effect on our results of operations and financial condition or on our unrecognized deferred tax assets from net operating loss carryforwards.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 will allow financial instruments with embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) on a fair value basis. SFAS 155 will be effective for financial instruments acquired or issued during our fiscal year 2007. We presently do not expect SFAS 155 to be applicable to any instruments likely to be acquired or issued by us.

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

•       The development and operation of our own online poker room may be costly and time consuming and may never be successful;

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

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash and cash equivalents, U.S. Treasury and Agency securities, corporate bonds and short-term municipal securities. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2006, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

Item 8.                        Financial Statements and Supplemental Data

WPT ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

Board of Directors
WPT Enterprises, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of WPT Enterprises, Inc. (the Company) as of December 31, 2006 and January 1, 2006, and the related statements of earnings (loss), comprehensive earnings (loss), shareholders’ equity and cash flows for the years ended December 31, 2006, January 1, 2006, and January 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPT Enterprises, Inc. as of December 31, 2006 and January 1, 2006, and the results of its operations and cash flows for the years ended December 31, 2006, January 1, 2006, and January 2, 2005, in conformity with accounting principles generally accepted in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Piercy Bowler Taylor & Kern

Piercy, Bowler, Taylor & Kern,
Certified Public Accountants and Business Advisors
A Professional Corporation
Las Vegas, Nevada

February 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
WPT Enterprises, Inc.
Los Angeles, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that WPT Enterprises, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that WPT Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of WPT Enterprises, Inc. as of and for the year ended December 31, 2006 and our report dated February 15, 2007, expressed an unqualified opinion thereon.

/s/ Piercy, Bowler, Taylor & Kern

Piercy, Bowler, Taylor & Kern,
Certified Public Accountants and Business Advisors
A Professional Corporation
Las Vegas, NV

February 15, 2007

WPT ENTERPRISES, INC.

Balance Sheets

	December 31, 2006	January 1, 2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,360	$1,737
Investments in marketable securities	31,263	26,735
Accounts receivable, net of return allowances of $18 and $65	2,353	3,091
Deferred television costs	1,722	1,520
Other	735	710
	44,433	33,793
Property and equipment, net	3,375	1,271
Restricted cash	453	249
Investments	2,923	10,627
Other	156	320
	$51,340	$46,260
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$674	$1,550
Accrued payroll and related	1,205	246
Other accrued expenses	1,076	941
Deferred revenue	4,740	5,150
Income taxes payable	394	—
	8,089	7,887
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,378 and 20,158 shares issued and outstanding	20	20
Additional paid-in capital	41,719	34,113
Retained earnings (deficit)	1,561	(6,208)
Accumulated other comprehensive gain (loss)	(49)	10,449
Deferred compensation	—	(1)
	43,251	38,373
	$51,340	$46,260

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of Earnings (Loss)

For Fiscal Years

	2006	2005	2004
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$16,871	$7,649	$12,720
International television	2,978	2,840	1,127
Product licensing	3,315	4,398	1,938
	23,164	14,887	15,785
Online gaming	3,150	864	—
Event hosting and sponsorship fees	2,638	1,894	1,433
Other	309	418	339
	29,261	18,063	17,557
Cost of revenues	10,316	9,987	10,244
Gross profit	18,945	8,076	7,313
Selling, general and administrative expense	18,630	14,087	6,632
Earnings (loss) from operations	315	(6,011)	681
Other income (expense):
Gain on sale of investment	10,216	—	—
Interest income	1,630	1,017	146
Interest expense, related party	—	—	(34)
Earnings (loss) before income taxes	12,161	(4,994)	793
Income taxes	(4,392)	(9)	(41)
Net earnings (loss)	7,769	(5,003)	752
Unrealized gains (losses) on securities (net of income tax):	(282)	10,455	(6)
Comprehensive earnings	$7,487	$5,452	$746
Net earnings (loss) per common share—basic	$0.38	($0.26)	$0.05
Net earnings (loss) per common share—diluted	$0.38	($0.26)	$0.04
Weighted average common shares outstanding—basic	20,457	19,575	15,856
Dilutive effect of:
Restricted stock	—	—	1,293
Options	47	—	901
Common stock subject to repurchase	—	—	30
Weighted average common shares outstanding—diluted	20,504	19,575	18,080

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of Stockholders’ Equity

For Fiscal Years 2006, 2005 and 2004

								Accumulated
					Additional	Retained		Other
	Class A Units		Common Stock		Paid-in	Earnings	Deferred	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	(Deficit)	Compensation	Earnings/(Loss)	Total
BALANCE, DECEMBER 28, 2003	93	119	—	$—	$361	$(2,637)	$(12)	$—	$(2,169)
Reduction of deferred compensation							6		6
Vesting of stock options to consultants					1,200				1,200
Conversion of LLC to C-Corporation	(93)	(119)	14,880	15	(576)	680			—
Net proceeds from issuance of common stock			4,600	4	32,400				32,404
Common stock subject to repurchase					(602)				(602)
Interest on common stock subject to repurchase					(16)				(16)
Other comprehensive loss								(6)	(6)
Net earnings						752			752
BALANCE, JANUARY 2, 2005	—	—	19,480	19	32,767	(1,205)	(6)	(6)	31,569
Reduction of deferred compensation							5		5
Common stock issued			678	1	29				30
Stock-based compensation awards					698				698
Common stock subject to repurchase					643				643
Interest on common stock subject to repurchase					(24)				(24)
Other comprehensive gain								10,455	10,455
Net loss						(5,003)			(5,003)
BALANCE, JANUARY 1, 2006	—	—	20,158	20	34,113	(6,208)	(1)	10,449	38,373
Reduction of deferred compensation							1		1
Common stock issued			220		1				1
Stock-based compensation awards					3,696				3,696
Tax benefit from stock option exercises					3,909				3,909
Sale of investment								(10,216)	(10,216)
Other comprehensive loss								(282)	(282)
Net earnings						7,769			7,769
BALANCE, DECEMBER 31, 2006	—	—	20,378	$20	$41,719	$1,561	$—	($49)	$43,251

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of Cash Flows

For Fiscal Years

	2006	2005	2004
	In thousands
OPERATING ACTIVITIES:
Net earnings (loss)	$7,769	$(5,003)	$752
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation	597	426	170
Share-based compensation	3,800	796	1,204
Gain on sale of investment	(10,216)	—	—
Income taxes	—	—	(132)
Other	58	(43)	3
Increase in operating (assets) and liabilities:
Accounts receivable	680	(965)	(1,618)
Income taxes payable	394	—	—
Deferred television costs	(305)	(801)	1,064
Other	139	(247)	(553)
Accounts payable	(876)	840	(57)
Due to Parent	—	—	(224)
Accrued expenses	1,094	251	1,330
Deferred revenue	(410)	1,870	2,775
Net cash provided by (used in) operating activities	2,724	(2,876)	4,714
INVESTING ACTIVITIES:
Purchase of property and equipment	(2,701)	(994)	(764)
Loan to and investment in unconsolidated investee	(2,923)	—	(207)
Short-term Investments in marketable securities, purchases	(48,318)	(42,450)	(291,995)
Short-term Investments in marketable securities, sales/maturities	43,899	43,322	264,230
Proceeds from sale of investment	10,236	—	—
Net cash provided by (used in) investing activities	193	(122)	(28,736)
FINANCING ACTIVITIES:
Decrease in bank overdraft	—	—	(184)
Increase in restricted cash	(204)	(5)	(244)
Net proceeds from issuance of common stock	—	—	32,404
Proceeds from stock option exercises	1	29	—
Tax benefit from stock option exercises	3,909	—	—
Collection loan receivable	—	186	—
Repayments of notes payable to Parent	—	—	(3,429)
Net cash provided by financing activities	3,706	210	28,547
Net increase (decrease) in cash and cash equivalents	6,623	(2,788)	4,525
Cash and cash equivalents—beginning of period	1,737	4,525	—
Cash and cash equivalents—end of period	$8,360	$1,737	$4,525
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Share-based compensation capitalized as television costs	$(14)	$(117)	$(2)
Cash paid for interest	—	—	(229)
Cash paid for income taxes	(98)	(17)	(175)

See notes to financial statements.

WPT Enterprises, Inc
Notes to Financial Statements

1. BUSINESS

WPT Enterprises, Inc. (“WPTE” or the “Company”) creates internationally branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. WPTE is the creator of the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the United States and in more than 150 markets globally. In 2006, with the WPT in its fifth season, WPTE launched a second series on the Travel Channel, the Professional Poker Tour™, which focuses on the play of poker’s leading stars.  The Company sells corporate sponsorships in connection with its programming and licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware. WPT also operates a real-money online gaming website, www.wptonline.com, which prohibits wagers from players in the U.S. and other restricted jurisdictions.

Organization and capitalization—The Company, as an indirect majority-owned subsidiary of Lakes Entertainment, Inc. (“Lakes” or “Parent”), concluded its initial public offering during the fiscal year ended January 2, 2005, and sold 4,000,000 shares of WPTE common stock while raising approximately $28.0 million, net of offering expenses and underwriting discounts. In that year, the underwriters exercised their over-allotment option to acquire an additional 600,000 common shares resulting in additional net proceeds of $4.4 million to the Company.

Lakes, together with WPTE’s directors and executive officers, beneficially own 14,711,058 shares of WPTE’s common stock, which represents approximately 69% of the Company’s voting power. As a result, Lakes, either alone or acting together with our directors and executive officers, controls the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of WPTE’s assets, and as a result, indirectly controls the Company’s management through the election and removal of members of the Company’s Board of Directors.

Concentrations—The Company has entered into agreements with the Travel Channel, LLC (“Travel Channel” or “TRV”) pursuant to which it granted the Travel Channel an exclusive license to broadcast and telecast its programs on television in the United States during Seasons One and Two of the World Poker Tour television series and options to acquire similar licenses for the episodes comprising each of the Seasons Three through Seven, which will not be completed until 2009. In March 2006, TRV exercised its option for Season Five. The Travel Channel (TRV) and the Company were unable to arrive at economic terms for the broadcast rights for Season Six prior to the original option deadline of March 10, 2007, and have extended the option period to April 1, 2007 and continue to negotiate. These economic terms have not yet been finalized but are expected to differ from the terms for previous seasons.

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

TRV’s decision to exercise its options may be affected by, among other things, the Company’s ability to deliver episodes in a timely manner, as well as the quality of the Company’s programming and its continued acceptance by the viewing public. Since the Company’s revenue from TRV represented 58%, 42%, and 72% of the Company’s total revenue in 2006, 2005 and 2004, respectively, a decision by TRV not to exercise its options for future seasons would have a material adverse effect on the Company’s financial condition, results of operations and cash flow and the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand. However, if TRV does not exercise its option for future seasons, the Company would then be able to market the show to other networks.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Year end—The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods reflected in the accompanying financial statements ended on December 31, 2006 (2006), January 1, 2006 (2005), and January 2, 2005 (2004).

Basis of presentation—The financial statements of the Company include the accounts of WPT Enterprises, Inc. and its sole subsidiary, WPT Enterprises Israel Ltd., after elimination in consolidation of intercompany accounts and transactions. The assets, liabilities and operations of the subsidiary are immaterial.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on hand and in banks and money market funds.

Investments in marketable securities—The Company has classified all of its currently held investments in marketable securities (Note 3) as available for sale, which are stated at fair market value, with unrealized gains and losses reported as other comprehensive earnings (loss), net of related income taxes. Fair market value is determined by reference to published market quotes or the most recent traded price of the security at the balance sheet date. Realized gains or losses are determined as of the settlement date on the specific identification cost method.

Deferred television costs—Deferred television costs (Note 4) include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as office facilities and insurance. Shared facilities costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. The Company has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode.

Property and equipment—Property and equipment (Note 5) is stated at cost less accumulated depreciation. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives, which in the case of leasehold improvements, is limited to the term of the lease:

Furniture and equipment	2-6 years
Software	3 years
Leasehold improvements	2-6 years

Investments—The cost method of accounting is used for investments in which WPTE has less than a 20% ownership interest and/or the Company does not have the ability to exercise significant influence.

Deferred revenue—Deferred revenue consists of domestic television and product licensing advances, not yet earned, and host fees and sponsorship payments received prior to the airing of episodes.

Revenue recognition—Revenue from the distribution of the domestic and international television series is recognized as earned using the following criteria:

•       Persuasive evidence of an arrangement exists;

•       The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•       The license period has begun and the customer can begin its exploitation, exhibition or sale;

•       The price to the customer is fixed and determinable; and

•       Collectibility is reasonably assured.

The Company presents international distribution license fee revenues net of the distributor’s fees.

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes minimum revenue guarantees, if any, ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Online gaming revenues are recognized monthly based on gross online poker and casino activity. Costs, including management fees, royalties and credit card processing are reported as cost of revenues. Although the Company utilizes a service provider, the Company retains the ability to adjust price and specifications of the online gaming site, bears the majority of the credit risk and is responsible for sales and marketing. The Company includes certain promotional expenses related to free bets and deposit bonuses along with customer chargebacks as reductions of gross revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

Event hosting fees paid by host casinos for the privilege of hosting the events are recognized as the related episodes are aired.

Travel Channel participation—The Company accounts for royalty payments to TRV in accordance with the WPT and PPT agreements, in which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour brand after specified minimum amounts are met. The Company records these amounts in cost of revenues as the related international television, consumer products, and other licensing revenues are recognized.

Income Taxes—The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.

Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. The Company recorded a 100% valuation allowance against all deferred tax assets as of the balance sheet dates presented.

Share-based compensation—On January 2, 2006, the Company adopted SFAS No. 123(R), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Previously, the Company accounted for share-based compensation to employees and directors (Note 9) using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”).

The Company adopted SFAS No. 123(R) using the “modified prospective transition” method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using a Black-Scholes option pricing model. The key assumptions included in the Black-Scholes model are as follows:

•       Annualized volatility—As the Company has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of the Company’s stock since it began trading in August 2004.

•       Forfeiture rate—The Company used historical data to estimate employee departure behavior in estimating future forfeitures. Such estimates (4-5% annually) are reconsidered for possible modification on each vesting date for each award.

•       Expected life—Due to the Company’s limited operating history including stock option exercises and forfeitures, the Company calculated expected life using the “Simplified Method” in accordance with SAB 107.

•       Risk free interest rate—For periods within the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Following is a summary of the assumptions used to estimate the weighted-average fair value of the stock options granted using the Black-Scholes pricing model:

Year ended December 31, 2006
Risk free interest rate	4.61%
Expected life	6.0 to 6.5 years
Expected dividend yield	0%
Weighted-average fair value	$3.47
Annualized volatility	78.67%

For the year ended December 31, 2006, the effect of the change from APB 25 to SFAS 123(R) was to decrease both net earnings and earnings per share by $3.6 million and $0.17 per share, respectively. The value of the portion of the award that is ultimately expected to vest (net of estimated forfeitures) is recognized as expense, using a straight-line method, over the requisite service period.

The Company accounts for equity-based consultant compensation according to the recognition and measurement principles of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for stock option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided. Compensation expense related to stock options issued to consultants was $0.8 million and $1.2 million for 2005 and 2004, respectively. All of these expenses are initially capitalized as deferred television costs and are expensed as costs of revenue upon delivery and acceptance of completed episodes.

Earnings (loss) per share—Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the year. Shares for certain stock options granted to employees and consultants of the Company are included in the computation after the options have vested because the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options. Diluted earnings (loss) per common share is calculated by adjusting weighted-average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. Due to the net loss in 2005, the effects of stock options, restricted stock and warrants have not been included in diluted loss per share for the year ended January 1, 2006, as the effect would have been anti-dilutive.

3. INVESTMENTS IN MARKETABLE SECURITIES

As of December 31, 2006 and January 1, 2006, short-term investments with original maturities beyond three months consist of the following (in thousands):

December 31, 2006

		Gross
		unrealized	Fair
	Cost	losses	value
U.S. treasury and agency securities	$9,999	$(24)	$9,975
Short-term municipal bonds	12,450	—	12,450
Corporate preferred securities	8,863	(25)	8,838
	$31,312	$(49)	$31,263

January 1, 2006

		Gross
		unrealized	Fair
	Cost	losses	value
U.S. treasury and agency securities	$8,766	($89)	$8,677
Certificates of deposit	155	(1)	154
Short-term municipal bonds	7,900	—	7,900
Corporate bonds	10,072	(68)	10,004
	$26,893	($158)	$26,735

4. DEFERRED TELEVISION COSTS

As of December 31, 2006 and January 1, 2006, deferred television costs consist of the following (in thousands):

	2006	2005
In-production	$1,180	$1,122
Development and pre-production	542	398
	$1,722	$1,520

As of December 31, 2006 and January 1, 2006, deferred costs included $360,000 and $278,000, respectively, of production overhead. Based upon management’s estimates as of December 31, 2006, 100% of capitalized television costs are expected to be recognized during fiscal 2007, and accordingly, are shown as current assets.

5. PROPERTY AND EQUIPMENT

As of December 31, 2006 and January 1, 2006, property and equipment consists of the following (in thousands):

	2006	2005
Furniture and equipment	$1,959	$1,170
Leasehold improvements	709	595
Software	278	228
Construction in progress(*)	1,753	5
	4,699	1,998
Less: accumulated depreciation and amortization.	(1,324)	(727)
Property and equipment, net	$3,375	$1,271

*                    For 2006, $1.3 million relates to the purchase of CyberArts software whereby the Company was granted a perpetual, non-exclusive and nontransferable license for the object code of poker software and related banking and cardroom management software tools for the Company’s development of its own online poker room. The online poker room is expected to launch during the second quarter of 2007.

6. INVESTMENTS

On January 20, 2006, the Company entered into an agreement to sell approximately 58% (630,000 common shares) of its 11.7% interest in PokerTek, a company that offers an automated poker room to tribal and commercial casinos and card clubs. The Company closed the transaction on February 28, 2006, received net cash proceeds and recognized a gain on the sale of approximately $5.7 million. On September 8, 2006, the Company entered into an agreement to sell its remaining investment (450,000 common shares) at a price per share of $10.11, received net cash proceeds and recognized a gain on the sale of approximately $4.5 million.

On July 31, 2006, the Company acquired a 10% interest in Cecure Gaming (formerly 3G Scene Limited) (“Cecure”) for approximately $2.9 million in cash. Cecure designs and operates software and other products that enable it or its licensees to offer gaming services to customers via mobile devices. The Company does not have the ability to exercise significant influence over Cecure. At least quarterly, management reviews this investment for possible declines in fair value that may be determined to be other-than-temporary, in accordance with Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-

Than-Temporary Impairment and Its Application to Certain Investments. Management is currently unaware of any change in circumstance that might trigger such a decline.

7. RELATED PARTY TRANSACTIONS

During 2004, the Company repaid a $3.4 million loan from the Parent. The Company has licensed to the Parent the World Poker Tour name and logo in connection with a casino table game that the Parent has developed using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the agreement, the Company is entitled to receive a specified minimum annual royalty payment or 10% of the gross revenue received by the Parent from its sale or lease of the game once initial manufacturing costs are recouped, whichever is greater. The game was approved for distribution by certain gaming regulators in December 2005. During fiscal year 2006, the Company received approximately $30,000 in minimum royalty payments related to the game.

Lyle Berman, Chairman of the Board of Directors of Lakes and WPTE, along with his son Bradley Berman, who is an employee of Lakes and also a member of the Board of Directors of WPTE, each made personal investments in PokerTek, and, as of January 1, 2006, collectively owned approximately 9% of PokerTek. In addition, Lyle Berman served as Chairman of the Board of PokerTek and received 200,000 stock options in the company. During 2006 the Company sold its interest in PokerTek (Note 6).

Effective as of February 24, 2004, WPTE entered into a non-exclusive license agreement with G-III Apparel Group Ltd. (“GIII”). Morris Goldfarb, a Lakes director, is Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from WPTE in connection with G-III’s production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III paid royalties and certain other fees to WPTE of approximately $45,000, $311,000, and $25,000 in royalties during fiscal 2006, 2005 and 2004, respectively.

8. INCOME TAXES

Prior to July 2004, the Company was not a tax-paying entity for federal and state income tax purposes. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements prior to such date.

The federal and state income tax provision (benefit) is summarized as follows:

	(in thousands)
	2006	2005	2004
Current:
Federal	$3,484	$(124)	$132
State	908	9	41
	4,392	(115)	173
Deferred:
Federal	—	124	(132)
State	—	—	—
	—	124	(132)
Total provision for income taxes	$4,392	$9	$41

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	2006		2005		2004
Statutory federal tax rate	$4,135	34.0%	$(1,698)	(34)%	$270	34%
State taxes, net of federal benefit	658	5.4	(1,027)	(20.6)	(2)	(0.2)
Tax exempt income	(45)	(0.3)	(17)	(0.3)	(23)	(2.9)
Other, net	(3)	(0.1)	(8)	(0.1)	2	0.3
Partnership deferred tax benefits	—	—	—	—	(626)	(78.9)
Valuation allowance*	(353)	(2.9)	2,759	55.2	420	52.9
Provision for income taxes	$4,392	36.1%	$9	0.2%	$41	5.2%

*                    Does not consider the tax effect of unrealized holding gains (losses) of $10.4 million and the exercise of employee stock options of $11.4 million in 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2006	2005
DEFERRED TAX ASSETS:
Current:
Stock options cost	$1,673	$257
Accruals, reserves and other	136	90
Valuation allowance	(1,641)	(337)
Total current deferred tax asset	168	10
Non-current:
Federal net operating losses	775	5,953
State net operating losses, net of federal benefit	134	1,027
Depreciation and amortization	79	—
Valuation allowance	(978)	(2,635)
Total non-current deferred tax asset	10	4,345
DEFERRED TAX LIABILITIES:
Current:
Prepaid expenses	$147	$165
Other	2	4
Total current deferred tax liability	149	169
Non-current:
Net unrealized gains on investments	$—	$4,179
Depreciation and amortization	29	7
Total non-current deferred tax liability	29	4,186
Net deferred tax assets	$—	$—

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance has been provided as it is more likely than not that the remaining deferred tax assets will not be recovered in the foreseeable future. The Company’s current growth plans may include international expansion, primarily related to its online gaming business, expansion of the television and product licensing businesses, acquisitions and entry into new branded gaming businesses. Although the Company anticipates that all potential strategies will be accretive to earnings, they are aware of the risks involved with an aggressive growth strategy. Therefore, based on the Company’s limited and volatile earnings history, the Company believes that a 100% valuation allowance for deferred tax assets continues to be appropriate.

At December 31, 2006, the Company’s federal and state net operating loss (NOL) carryforwards of approximately $2.3 and $2.2 million, respectively, are related to stock option exercises, and, accordingly, when realized, will not have any effect on future reported income but rather will reduce tax liabilites and increase additional paid-in capital. These federal and state NOL carryforwards expire in 2026 and 2016, respectively. All other federal and state NOL carryforwards from 2005 were realized in 2006 and utilized to offset taxable income.

9. SHARE-BASED COMPENSATION

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) initially provided for grant awards up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants prior to becoming a publicly-traded company. On May 31, 2006, the shareholders of the Company approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance to 4,200,000 shares. The options vest in equal installments over three-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with the Company on the anniversary date in order to vest in any shares for that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. WPTE issues new shares of common stock upon exercise of options.

Share-based compensation expense included in selling and administrative expenses and cost of revenues in 2006 was $3.5 million and $0.3 million ($0.1 million related to employees accounted for under FAS 123(R) and $0.2 million related to consultants accounted for under EITF 96-18), respectively. There was no employee and director share-based compensation expense in 2005 and 2004 as the Company adopted SFAS 123(R) in 2006. As of December 31, 2006, total estimated compensation cost related to non-vested share-based options not yet recognized was $4.7 million, which is expected to be recognized over the next 34 months on a weighted-average basis.

The table below summarizes share-based compensation expense, net of tax, related to employee stock options under SFAS 123(R), which was allocated as follows (in thousands):

Year ended December 31, 2006
Total cost of share-based payment plans	$3,568
Amounts capitalized in deferred television costs	14
Amounts charged against income, before income tax benefit	3,554
Amount of related income tax benefit recognized in income	—

For the year ended December 31, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary, to the extent that management currently believes it is more likely than not that tax benefits will not be realized.

Management’s determination is based primarily on historical earnings volatility, and the Company’s relatively short operating history.

The following table summarizes stock option activity for the years ended December 31, 2006, January 1, 2006 and January 2, 2005:

		Number of Common Shares
	Options outstanding	Exercisable	Available for grant	Weighted avg. exercise price
Balances at December 28, 2003	1,120,000	280,000	—	$0.0049
Authorized			2,000,000
Granted	1,441,000		(1,441,000)	8.18
Balances at January 2, 2005	2,561,000	560,000	559,000	4.61
Granted	443,000		(443,000)	12.75
Forfeited	(167,667)		167,667	11.99
Exercised	(678,333)			0.0049
Balances at January 1, 2006	2,158,000	620,333	283,667	7.14
Authorized			1,080,000
Granted	754,500		(754,500)	4.92
Forfeited	(374,334)		374,334	9.21
Exercised	(220,000)			0.0049
Balances at December 31, 2006	2,318,166	1,050,200	983,501	$6.76

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

Options outstanding at December 31, 2006				Options exercisable at December 31, 2006
Range of exercise prices	Number outstanding	Weighted avg. remaining contractual life	Weighted avg. exercise price	Number exercisable	Weighted avg. price	Aggregate Intrinsic Value
$0.0049	225,000	5.15	$0.0049	225,000	$0.0049	$869,648
$3.93-4.26	426,000	9.77	4.19	—	—	—
$5.18-9.92	1,416,500	7.96	7.58	759,867	8.05	—
$11.95-14.51	224,333	8.60	12.23	56,333	12.71	—
$15.05-19.50	26,333	8.60	15.28	9,000	15.38	—
	2,318,166	8.09	$6.76	1,050,200	$6.64	$869,648

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.87 on December 29, 2006, which would have been received by the option holders had they exercised their options as of that date. As of December 31, 2006, the total number of “in-the-money” options was 225,000. The total intrinsic value of options exercised during the year ended December 31, 2006 was $1.4 million.

Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors under SFAS 123, Accounting for Stock-based Compensation (“SFAS 123”) in 2005 and 2004, net loss and net loss per common share would approximate the following pro forma amounts (in thousands, except per share data):

	2005	2004
Net earnings (loss) as reported	$(5,003)	$752
Deduct: total equity-based compensation expense determined under the fair value method	(2,353)	(874)
Pro forma net loss under SFAS No. 123	$(7,356)	$(122)
Net earnings (loss) per common share—basic—as reported	$(0.26)	$0.05
Net earnings (loss) per common share—diluted—as reported	$(0.26)	$0.04
Pro forma net loss per common share—basic and diluted	$(0.38)	$(0.01)

For purposes of pro forma disclosures, the estimated fair value of options is assumed to be amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Risk-free interest rate	4.04%	4.05%
Expected life	5 years	5 years
Expected dividend yield	—	—
Weighted average fair value	$8.77	$5.52
Annualized volatility	99.30%	46.13%

Restricted shares issued

On March 4, 2002, the Company granted 2,400,000 shares to its Chief Executive Officer and President under a management agreement. The shares vest in four equal installments annually beginning February 25, 2003, and were fully vested on February 25, 2006.

Warrant issued

In connection with its initial public offering on August 9, 2004, the Company issued to its lead underwriter, Feltl & Company, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant became exercisable on August 9, 2005, and as of December 31, 2006, the warrant remains outstanding.

10. EMPLOYEE RETIREMENT PLANS

The Company has a section 401(k) employee savings plan for eligible employees. The Company made no matching contribution during 2006, 2005 and 2004.

The Company’s post production group is currently operating under a collective bargaining agreement with the International Alliance of Theatrical Stage Employees (IATSE). Under this agreement, the Company is obligated to make payments to the Motion Picture Industry and Health Plans. Contributions were $160,000 in 2006, and there were no contributions in 2005 and 2004.

11. COMMITMENTS AND CONTINGENCIES

Employment agreement—The Company has an employment agreement with Steven Lipscomb, President and Chief Executive Officer, under which it has agreed to pay an annualized base salary of

$500,000 commencing on November 6, 2006, and ending on December 31, 2008. Either party may shorten the term so that it terminates on December 31, 2007, by providing written notice of such termination to the other party at any time prior to November 1, 2007. The Agreement also provides that Mr. Lipscomb will serve as a member of the Company’s Board of Directors, and he will be eligible to participate in a bonus plan created by the Company’s Compensation Committee in its discretion that is agreeable to Mr. Lipscomb and the Company. Under a previously existing employment agreement with Mr. Lipscomb, he was entitled to an additional bonus equal to 5% of the Company’s annual net profits above $3.0 million in such fiscal year. This bonus was approximately $250,000 during 2006 and the agreement expired on December 29, 2006. The Company also previously granted Mr. Lipscomb options to purchase 600,000 shares of the Company’s common stock at $8.00 per share on August 9, 2004, which options vest in equal installments over three years.

Lease—Effective March 1, 2005, the Company entered into a seventy-five month operating lease agreement for office space. On July 1, 2006, the Company also entered into a sixty month operating lease agreement for production space. Additionally, the Company entered into two operating leases in Israel. The first commenced in September 2006 in Nahariya for twelve months and the second began in February 2007 in Jerusalem for thirty-six months. Rent expense for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was $747,000, $469,000 and $140,000, respectively. Aggregate future minimum lease payments under these leases for the next four years are as follows:

•       2007: $858,000

•       2008: $881,000

•       2009: $910,000

•       2010: $920,000

•       2011: $420,000

Litigation—On July 19, 2006, a legal action was commenced against the Company by seven poker players that alleges, among other things, an unfair business practice of the Company. Although unable to predict the ultimate outcome, management believes that the claims asserted in the complaint are misleading and without merit and that the Company is not likely to sustain any material loss in connection with this matter and, therefore, has made no provision for it in the financial statements.

The Company is currently a party to other matters of litigation pending or threatened. Since management is unable to estimate the ultimate outcome of these matters, no provision for loss has been made in connection therewith. Nevertheless, management believes any losses the Company might sustain in such matters are not likely to be material.

12. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by management in deciding how to allocate resources and in assessing performance.

Year ended December 31, 2006 (in thousands):

	Studios	Consumer products	Corporate alliances	Online gaming	Corporate	Total
Revenues	$20,960	$3,613	$1,538	$3,150	$—	$29,261
Cost of revenues	7,918	587	119	1,692	—	10,316
Gross profit	13,042	3,026	1,419	1,458	—	18,945
Total assets	2,904	1,598	108	999	45,731	51,340
Depreciation	340	—	—	10	247	597

For the year ended December 31, 2006, studio revenues were comprised of $16.9 million of domestic television revenues, $3.0 million of international television revenues and $1.1 million of casino host fee revenues.

Year ended January 1, 2006 (in thousands):

	Studios	Consumer products	Corporate alliances	Online gaming	Corporate	Total
Revenues	$11,503	$4,816	$880	$864	$—	$18,063
Cost of revenues	8,928	650	—	409	—	9,987
Gross profit	2,575	4,166	880	455	—	8,076
Total assets	3,173	1,185	117	731	41,054	46,260
Depreciation	265	—	—	—	161	426

For the year ended January 1, 2006, studio revenues were comprised of $7.6 million of domestic television revenues, $2.9 million of international television revenues and $1.0 million of casino host fee revenues.

Year ended January 2, 2005 (in thousands):

	Studios	Consumer products	Corporate alliances	Corporate	Total
Revenues	$14,740	$2,234	$583	$—	$17,557
Cost of revenues	10,139	105	—	—	10,244
Gross profit	4,601	2,129	583	—	7,313
Total assets	1,845	1,187	85	33,996	37,113
Depreciation	39	—	—	131	170

For the year ended January 2, 2005, studio revenues were comprised of $12.7 million of domestic television revenues, $1.1 million of international television revenues and $0.9 million of casino host fee revenues.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Piercy Bowler Taylor and Kern, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2006. That report is included herein.

Item 9B.               Other Information

On November 30, 2006, the Board of Directors approved the following revised compensation arrangements for non-employee directors of the Company, effective January 1, 2007. Each non-employee director receives an annual cash fee of $50,000 per year. In addition, the Chair of the Audit Committee receives a fee of $10,000 per year, and the Chair of the Compensation Committee receives a fee of $5,000 per year. Each non-employee director shall receive, on the date of his or her re-election to the Board, a non-qualified stock option under the 2004 Stock Incentive Plan to purchase 4,000 shares of common stock at an exercise price per share equal to the fair market value per share of the common stock.

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of WPT Enterprises, Inc. (incorporated by reference to Exhibit 3.5 to the Form S-1 registration statement of the registrant (File No. 333-114479)).
3.2	Bylaws of WPT Enterprises, Inc. (incorporated by reference to Exhibit 3.6 to the Form S-1 registration statement of the registrant (File No. 333-114479)).
4.1	Form of Specimen Stock Certificate (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).
10.1

Acquisition Master Agreement, dated as of January 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).†

10.2

Acquisition Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).†

10.3

Letter dated May 20, 2004 from the Travel Channel, L.L.C. to World Poker Tour, LLC(incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).

10.4

Amended and Restated Loan Agreement, dated as of March 4, 2002, by and between World Poker Tour, LLC and Lakes Poker Tour, LLC(incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).

10.5	WPT Enterprises, Inc. 2004 Stock Incentive Plan (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).*
10.6

Letter Agreement dated as of June 25, 2004 by and between World Poker Tour, LLC and the Travel Channel L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).†

10.7

Form of Indemnification Agreement between WPT Enterprises, Inc. and directors and officers of WPT Enterprises, Inc. (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).

10.8

Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Audrey Kania (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).*

10.9

Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Robyn Moder (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).*

10.10

Amendment Number 3, dated June 23, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 4, 2004).††

10.11

Office Lease, dated as of September 24, 2004, by and between Wilshire Courtyard L.L.C. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004).

10.12

Amendment Number 5, dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004).††

10.13

Amendment Number 6, dated as of October 13, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference to Exhibit 10.17 to the Form 10-K of the registrant for the year ended January 2, 2005).†††

10.14

Brand License and Online Casino Operating Agreement dated January 19, 2005 by and between WPT Enterprises, Inc. and WagerWorks Alderney 3 Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended April 3, 2005).†††

10.15

Amendment Number 2, dated as of January 25, 2006 to Acquisition Master Agreement dated January 22, 2003, and Amendment Number 7, dated as of January 25, 2006 to Acquisition Master Agreement dated August 22, 2003, by and between Discovery Communications, Inc. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 10.19 to the Form 10-K of the registrant for the year ended January 1, 2006).

10.16

Acquisition Master Agreement, dated as of January 25, 2006, by and between WPT Enterprises, Inc. and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.20 to the Form 10-K of the registrant for the year ended January 1, 2006).††

10.17

Employment Agreement dated April 1, 2005 by and between WPT Enterprises, Inc. and Steven Lipscomb (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on April 6, 2005).*

10.18

Option Exercise Letter from Discovery Communications, Inc. to WPT Enterprises, Inc., dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on March 21, 2006).

10.19	Material Terms of Peter Hughes Employment, effective as of January 23, 2006 (incorporated by reference to Exhibit 10.2 to the Form 10-Q report of the registrant for the quarter ended April 2, 2006).
10.20

Amendment to Lease, dated March 21, 2006, by and between WPT Enterprises, Inc. and RREEF America REITT II Corp. BBBB (incorporated by reference to Exhibit 10.4 to the Form 10-Q report of the registrant for the quarter ended April 2, 2006, 2006).

10.21	Amendments to the WPT 2004 Stock Incentive Plan, dated May 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on June 6, 2006).
10.22

Amendment Number 1, dated July 10, 2006, to the Brand License and Online Casino Operating Agreement dated January 19, 2005 by and between WPT Enterprises, Inc. and WagerWorks Alderney 3 Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on July 14, 2006).

10.23

CyberArts Source Code License and Services Agreement, dated June 21, 2006, by and between WPT Enterprises, Inc. and CyberArts Licensing, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 2, 2006).

10.24

Subscription and Shareholders’ Agreement, dated July 31, 2006, by and between WPT Enterprises, Inc., Cecure Gaming (f/k/a 3G Scene Limited), Bessemer Venture Partners VI, L.P. and its related investment partners and certain shareholders of Cecure Gaming (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 1, 2006).

10.25

Employment Agreement, dated November 9, 2006, by and between WPT Enterprises, Inc. and Steven Lipscomb (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on November 13, 2006).*

10.26	Material Terms of Scott Friedman Employment, effective as of September 22, 2006.*
10.27	Form of Employee Stock Option Agreement.*
10.28	Television Sponsorship Agreement, dated November 31, 2006, by and between WPT Enterprises, Inc. and iGlobalMedia Marketing (Gibraltar) Limited. ††
10.29	Material Terms of Compensation of Non-Employee Members of the Board of Directors.*

21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Compensation plan or agreement.

†                    Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

††             Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

†††      Confidential treatment has been granted as to certain provisions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPT ENTERPRISES, INC.
(“Registrant”)

Dated: March 15, 2007	By	/s/ STEVEN LIPSCOMB
Steven Lipscomb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2007 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title
/s/ STEVEN LIPSCOMB	Founder, Chief Executive Officer, President and Director
Steven Lipscomb	(principal executive officer)
/s/ SCOTT A. FRIEDMAN	Chief Financial Officer (principal financial and accounting
Scott A. Friedman	officer) and Treasurer
/s/ LYLE BERMAN	Chairman of the Board
Lyle Berman
/s/ TIMOTHY J. COPE	Director
Timothy J. Cope
/s/ RAY MOBERG	Director
Ray Moberg
/s/ BRADLEY BERMAN	Director
Bradley Berman
/s/ GLENN PADNICK	Director
Glenn Padnick
/s/ JOSEPH CARSON, JR.	Director
Joseph Carson, Jr.
/s/ MIMI ROGERS	Director
Mimi Rogers
/s/ MICHAEL BEINDORFF	Director
Michael Beindorff