Form 10-Q
period 2007-04-01
WPT ENTERPRISES INC
filed 2007-05-10
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File No. 0-24993

WPT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0639000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Wilshire Boulevard
Suite 350
Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

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

As of May 7, 2007 there were 20,378,333 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

INDEX

			Page of
			Form 10Q
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of April 1, 2007 (unaudited) and December 31, 2006	3

		Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three months ended April 1, 2007 and April 2, 2006 (unaudited)	4

		Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 1, 2007 and April 2, 2006 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2007 and April 2, 2006 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

	ITEM 4.	CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	20

	ITEM 1A.	RISK FACTORS	20

	ITEM 5.	OTHER INFORMATION	28

	ITEM 6.	EXHIBITS	28

SIGNATURES

WPT ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

	April 1, 2007 (unaudited)	December 31, 2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,364	$8,360
Investments in marketable securities	29,682	31,263
Accounts receivable, net of return allowance of $18	1,959	2,353
Deferred television costs	1,971	1,722
Other	918	735
	41,894	44,433

Property and equipment, net	3,549	3,375
Restricted cash	456	453
Investments	2,923	2,923
Other	156	156
	$48,978	$51,340

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$709	$674
Accrued payroll and related	699	1,205
Other accrued expenses	748	1,076
Deferred revenue	5,142	4,740
Income taxes payable	97	394
	7,395	8,089

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,378 shares issued and outstanding	20	20
Additional paid-in capital	42,307	41,719
Retained earnings (deficit)	(718)	1,561
Accumulated other comprehensive loss	(26)	(49)
	41,583	43,251
	$48,978	$51,340

See notes to condensed consolidated financial statements

WPT ENTERPRISES, INC.
Condensed Consolidated Statements of Earnings (Loss)
(unaudited)

	Three months ended
	April 1, 2007	April 2, 2006
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$2,402	$3,045
International television	455	907
Product licensing	879	713
	3,736	4,665

Online gaming	550	911
Event hosting and sponsorship fees	125	797
Other	80	81
	4,491	6,454

Cost of revenues	2,152	2,420

Gross profit	2,339	4,034

Selling, general and administrative expense	5,267	5,150

Loss from operations	(2,928)	(1,116)

Other income:
Gain on sale of investment	—	5,675
Interest	663	325
Earnings (loss) before income taxes	(2,265)	4,884

Income taxes	(14)	(1,294)

Net earnings (loss)	(2,279)	3,590

Unrealized gains on securities	23	429

Comprehensive earnings (loss)	$(2,256)	$4,019

Net earnings (loss) per common share - basic and diluted	$(0.11)	$0.18

Weighted-average common shares outstanding - basic	20,603	20,017

Dilutive effect of options	—	19

Weighted-average common shares outstanding - diluted	20,603	20,036

See notes to condensed consolidated financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months ended April 1, 2007 and April 2, 2006

(unaudited)

						Accumlated
			Additional	Retained		Other
	Common Stock		Paid-in	Earnings	Deferred	Comprehensive
	Shares	Dollars	Capital	(Deficit)	Compensation	Earnings/(Loss)	Total
	(in thousands)
2007
BALANCES AT JANUARY 1, 2007	20,378	$20	$41,719	$1,561	$—	$(49)	$43,251
Share-based compensation			588				588
Other comprehensive gain						23	23
Net loss				(2,279)			(2,279)
BALANCES AT APRIL 1, 2007	20,378	$20	$42,307	$(718)	$—	$(26)	$41,583

2006
BALANCES AT JANUARY 2, 2006	20,158	$20	$34,113	$(6,208)	$(1)	$10,449	$38,373
Reduction of deferred compensation					1		1
Common stock issued	115		1				1
Share-based compensation			1,731				1,731
Income tax benefit of stock option exercises			1,293				1,293
Sale of investment						(5,675)	(5,675)
Other comprehensive gain						429	429
Net earnings				3,590			3,590
BALANCES AT APRIL 2, 2006	20,273	$20	$37,138	$(2,618)	$—	$5,203	$39,743

See notes to condensed consolidated financial statements

WPT ENTERPRISES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	April 1, 2007	April 2, 2006
	(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$(2,279)	$3,590
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	181	120
Share-based compensation	586	1,712
Gain on sale of investment	—	(5,675)
Income tax benefit of stock option exercises	—	1,294
Increase in operating (assets) liabilities:
Accounts receivable	394	649
Income taxes payable	(297)	—
Deferred television costs	(247)	(459)
Other	(183)	152
Accounts payable	35	(715)
Accrued expenses	(834)	529
Deferred revenue	402	4,250
Net cash provided by (used in) operating activities	(2,242)	5,447

INVESTING ACTIVITIES:
Purchase of property and equipment	(355)	(13)
Purchases of short-term investments in marketable securities	(20,831)	(14,593)
Sales/redemptions of short-term investments in marketable securities	22,435	5,410
Proceeds from sale of investment	—	5,686
Net cash provided by (used in) investing activities	1,249	(3,510)

FINANCING ACTIVITIES:
Increase in restricted cash	(3)	(4)
Proceeds from stock option exercises	—	1
Net cash used in financing activities	(3)	(3)

Net increase (decrease) in cash and cash equivalents	$(996)	$1,934
Cash and cash equivalents - beginning of period	8,360	1,737
Cash and cash equivalents - end of period	$7,364	$3,671

See notes to condensed consolidated financial statements

WPT ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted.  For further information, please refer to the annual audited financial statements of the Company, and the related notes, included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, previously filed with the SEC, from which the information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation. These reclassifications had no effect on net earnings (loss) or shareholders’ equity as previously presented.

2. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to employees and consultants of the Company are included in the computation after the options have vested when the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options (Note 3). Diluted earnings per common share is calculated by adjusting weighted-average outstanding shares, assuming conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not considered in the calculation for loss periods because to do so would be anti-dilutive.

3. SHARE-BASED COMPENSATION

The Company uses the Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options in accordance with SFAS 123(R).  The bases for the key assumptions included in the model are as follows:

•                  Annualized volatility — As the Company has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of the Company’s stock since it began trading in August 2004.

•                  Forfeiture rate — The Company uses historical data to estimate employee departure behavior in estimating future forfeitures.

•                  Expected term — Due to the Company’s limited operating history including stock option exercises and forfeitures, the Company calculated expected term using the “Simplified Method” in accordance with SAB 107.

•                  Risk free interest rate - For periods within the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Following is a summary of the assumptions used to estimate the weighted-average fair value of the stock options granted during the periods presented using the Black-Scholes pricing model:

	Three months ended April 1, 2007	Three months ended April 2, 2006
Risk free interest rate	4.47%	4.31%
Expected life	6 years	6.5 years
Expected dividend yield	0%	0%
Weighted-average fair value	$3.27	$4.68
Annualized volatility	73.84%	84.22%

The table below summarizes share-based compensation expense, net of tax, related to employee stock options under SFAS 123(R), which was allocated as follows (in thousands):

	Three months ended April 1, 2007	Three months ended April 2, 2006
	(in thousands)
Total cost of share-based payment plans	$588	$1,602
Amounts capitalized in deferred television costs	6	34
Amounts charged against income, before income tax benefit	$582	$1,568

For the three months ended April 1, 2007 and April 2, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements.  Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary, to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical earnings volatility, and the Company’s relatively short operating history and expected taxable losses for fiscal 2007.

The following table summarizes stock option activity through the three months ended April 1, 2007 and April 2, 2006:

		Number of Common Shares
	Options outstanding	Exercisable	Available for grant	Weighted-avg. exercise price
2007
Balance at January 1, 2007	2,318,166	1,050,200	983,501	$6.76
Granted	287,000		(287,000)	$4.80
Forfeited /cancelled/expired	(90,466)		90,466	$8.49
Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47
2006
Balance at January 2, 2006	2,158,000	620,333	283,667	$7.14
Granted	219,000		(219,000)	$6.20
Forfeited /cancelled/expired	(159,333)		159,333	$8.13
Exercised	(115,000)			$0.0049
Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36

The following table summarizes significant ranges of outstanding and exercisable options as of April 1, 2007:

Options outstanding					Options exercisable
Range of exercise prices	Number outstanding	Weighted-avg. remaining contractual life	Weighted-avg. exercise price	Aggregate intrinsic value	Number exercisable	Weighted-avg. price	Aggregate intrinsic value
$ 0.0049	225,000	4.91	$0.0049	$1,155,398	225,000	$0.0049	$1,155,398
$ 3.93 — 4.80	713,000	9.71	4.43	503,600	—	—	—
$ 5.18 — 9.92	1,333,366	7.73	7.56	—	720,533	7.95	—
$11.95 — 14.51	224,000	8.36	12.22	—	56,000	12.70	—
$15.05 — 19.50	19,334	8.36	15.28	—	9,000	15.38	—
	2,514,700	8.10	$6.47	$1,658,998	1,010,533	$6.51	$1,155,398

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.14 on March 30, 2007, which would have been received by the option holders had they exercised their options as of that date.  As of April 1, 2007, the total number of “in-the-money” options exercisable was 225,000. No options were exercised during the three months ended April 1, 2007.

For the three months ended April 1, 2007 and April 2, 2006, total compensation cost related to SFAS 123(R) was approximately $0.6 million and $1.6 million, respectively. The total annual fair annual value compensation expense of the shares vested during the three months ended April 1, 2007 and April 2006 equal approximately $0.2 million and $21,000, respectively.  As of April 1, 2007, total compensation cost related to non-vested share-based options not yet recognized was $4.0 million, which is expected to be recognized over the next 31 months on a weighted-average basis.

4. CONTINGENCIES

On July 19, 2006, a legal action was commenced against the Company by seven poker players that alleges, among other things, an unfair business practice of the Company. On March 14, 2007 Plaintiffs filed a motion for summary judgment in the case and on April 12, 2007 we filed our opposition to the motion. The parties are currently engaged in discovery and a trial date has been set for April 1, 2008. We do not expect any material adverse consequences from this action. Accordingly, no provision has been made in the financial statements for any such losses.

The Company is also involved in various inquiries, administrative proceedings and litigation relating to other matters arising in the normal course of the Company’s business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company’s future financial position or results of operations and accordingly, no provision for loss has been recorded in connection therewith.

5. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three months ended April 1, 2007 (in thousands):

		WPT Online
	WPT			WPT Global
	Studios	Gaming	Content	Marketing	Corporate	Total
Revenues	$2,868	$550	$48	$1,025	$—	$4,491
Cost of revenues	1,669	301	26	156	—	2,152
Gross profit	1,199	249	22	869	—	2,339
Total assets	3,261	2,912	55	1,273	41,477	48,978
Depreciation	85	12	—	—	84	181

Three months ended April 2, 2006 (in thousands):

		WPT Online
	WPT			WPT Global
	Studios	Gaming	Content	Marketing	Corporate	Total
Revenues	$4,455	$911	$56	$1,032	$—	$6,454
Cost of revenues	1,832	408	32	148	—	2,420
Gross profit	2,623	503	24	884	—	4,034
Total assets	3,229	725	38	1,711	45,991	51,694
Depreciation	72	—	—	—	48	120

6. INCOME TAXES

The income tax provision was $0 and $1.3 million for the first quarter of 2007 and 2006, respectively, and the effective tax rate for the first quarter of 2007 and 2006 was approximately 0% and 26%, respectively. Management expects the Company to generate a net operating loss for 2007, and a valuation allowance has been recorded for the net deferred tax asset related to the net loss generated in the first quarter.

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Based on the Company’s assessment of its tax positions in accordance with FIN 48, there was no impact on the results of operations, financial condition or liquidity and accordingly, there was no cumulative effect adjustment recorded for the change in accounting principle. Furthermore,  the income tax provision was not impacted by the implementation of FIN 48 in the first quarter of 2007.

7. SUBSEQUENT EVENTS

Change in broadcast partner for Season Six of the Would Poker Tour ® (“WPT”) television series.  Pursuant to various agreements with the Travel Channel, LLC (“Travel”), Travel had until April 1, 2007, to exercise its option to broadcast the sixth season of the WPT television series .  Travel did not exercise its option. On April 2, 2007, the Company entered into an agreement with the Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license Season Six for $300,000 per episode.  The agreement also provides GSN options for Seasons Seven and Eight.

Online gaming software and support agreement.  On April 23, 2007, the Company entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). Pursuant to the Agreement, CryptoLogic will operate an online gaming site for the Company featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site.  The Company will be entitled to approximately 80% of net gaming revenues, from the operation of the site.  Under the Agreement, the Company will also be a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic pursuant to which players will be able to play on the Company’s branded gaming site on the Network.

The Agreement provides for the poker room to be operational and accessible by players by June 14, 2007, and by September 30, 2007, CryptoLogic is required to have five casino games available .  The Company also has an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide the Company’s customers with access to a full suite of casino games within three months of such notice.

There is a one-time fee of $50,000 payable by the Company for the initial preparation and launch of the site, and the Company is required to pay a monthly fee of $7,500 for the management of tournaments, collusion detection, customer support and overall management of the poker room.  In addition, the Company is obligated to contribute 4% of poker room revenue for certain marketing initiatives.

As a result of the recent decision to move away from the internally-developed online gaming platform, the Company will write off certain property, equipment and other capitalized costs of approximately $2.0-$3.0 million during the second quarter of 2007.  These assets consist primarily of software and computer equipment related to the online gaming site that the Company was developing based on the CyberArts software platform.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Overview

We had a net loss in the first quarter of 2007 of $2.3 million, or $0.11 per fully diluted share, compared to net income of $3.6 million, or $0.18 per fully diluted share, in the 2006 period. The primary reasons for the net loss in the 2007 period compared to the net earnings in 2006 were the following factors:

•               Revenues decreased by $2.0 million, principally because of the delivery of fewer television episodes in 2007.

•               Gross margins were lower in 2007, principally because of the delivery of an episode of our Professional Poker Tour series in 2006 for which the production costs had been expensed in an earlier period. In addition, online gaming contributed to the overall lower margin in the first quarter of 2007 as a result of an amendment of the agreement with the service provider that was effective in July 2006, which significantly increased the percentage of revenues paid to that party.

•               Selling, general and administrative expenses increased slightly year-over-year to $5.3 million. The increase was primarily due to the Company’s efforts to develop its own online gaming software and support prior to entering into an agreement with CryptoLogic relating to our online poker room and casino.   This increase was offset by reduced sales and marketing expenses as we have reduced our marketing efforts associated with the online gaming site until the re-launch in June 2007.

Business Overview

We create internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, currently airs on the Travel Channel in the United States and has been licensed to telecast in more than 150 markets globally.  We also operate a real-money online gaming website which prohibits wagers from players in the U.S. and other restricted jurisdictions.  We currently license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware.  We are also engaged in the sale of corporate sponsorship.  We have three operating units:

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since our inception, the WPT Studios division has been responsible for approximately 74% of our total revenue. We licensed the WPT series Seasons One through Five to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement (“WPT Agreement”). On April 2, 2007, we entered into an agreement (the “GSN Agreement”) with Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license from us the sixth season of the Show for the payment of a $300,000 license fee per episode.  Under the TRV agreement, we received an average of $477,000 per episode for Season Five.  We also have license agreements for the distribution of our World Poker Tour episodes into international territories for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses.  We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).

Since our inception, fees from TRV under the WPT Agreement and an agreement with TRV relating to the Professional Poker Tour® (“PPT”) series have been responsible for approximately 59% of our total revenue. For each season covered by the WPT Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the U.S. for four years (three years for the episodes in Season One). We have produced five complete seasons of the World Poker Tour series under the WPT Agreement.

Under the WPT Agreement, TRV pays fixed license fees for each episode we produce, which are payable at various times during the pre-production, production and post-production process and are recognized upon TRV’s receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to the cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Five of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

World Poker Tour Season	Date of TRV Agreement or Option for Season	Number of episodes (including specials)	Production Period and Delivery of Episodes to TRV	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003— June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007	August 2006 — August 2007 (expected)

The agreement with TRV relating to the PPT series, which continues to cover the broadcast rights to Season One was substantially similar in structure to the WPT Agreement, with the following exceptions: First, the PPT agreement has a different mechanism for selecting corporate sponsors that grants us more flexibility than we have in the WPT agreement. Second, upon termination of the agreement, Travel Channel’s revenue share percentage declines over the following four years. There is no revenue share percentage beginning in the fifth year following the termination of the agreement.

Under the WPT and PPT Agreements, TRV has the right to receive a percentage of our adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met.  For the three months ended April 1, 2007, we recognized $0.1 million of Travel Channel participation expense that was recorded in cost of revenues.

WPT Global Marketing, includes branded consumer products, sponsorship, and event management divisions. Our branded consumer products division generates revenue principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. We have generated significant revenues from existing licensees, including Hands-On Mobile, US Playing Card,  and MDI. We also have a number of licensees that are developing new licensed products including electronic, casino-based, poker-related gaming machines from IGT, and interactive television games from Pixel Play.

Our sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations.  Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three, Four and Five of the World Poker Tour series on TRV. We also have a sponsorship agreement with Xyience, Inc., a non-alcoholic energy drink developer and distributor, to promote its product as the “official energy drink” for Season Five of the WPT.  In addition, we had an agreement with Blue Diamond Almonds to sponsor the WPT Season Five Championship in April 2007 at the Bellagio.  We will recognize revenues from these agreements as the Season Five programs are broadcast, which began in April 2007.

WPT Online.  Our WPT-branded online gaming website, currently located at WPTonline.com, features an online poker room and an online casino with a broad selection of slots and table games. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. This site showcases a WPT-branded poker room featuring ring games, as well as Sit and Go and multi-table tournaments for poker games including Texas Hold ‘Em, Omaha, 7 Card Stud, and 7 Card Hi-Lo. Additionally, the site features an online casino with a broad selection of slots and table games, including WagerWorks’ exclusive online titles Monopoly™, Wheel of Fortune®, and The Price is Right™.

Since 2005 we have operated WPTonline.com through a license agreement with WagerWorks, Inc., under which we license our brand to WagerWorks and WagerWorks shares with us a percentage of all net revenue it collects from the operation of the online poker room and online casino. WPTonline.com generated approximately $0.6 million in revenues, which are presented gross of WagerWorks costs, for the three months ended April 1, 2007, compared to costs of revenues of approximately $0.3 million.

In 2006, we decided to develop our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC, and hired thirty employees in Israel to develop software and a support operation. On April 23, 2007, we entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). Pursuant to the Agreement, CryptoLogic will operate an online gaming site for us featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site.  We will be entitled to approximately 80% of net gaming revenues, as defined below, from the operation of the site. Under the Agreement, we will also be a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic pursuant to which players will be able to play on our branded gaming site on the Network.

The Agreement provides for the poker room to be operational and accessible by players by June 14, 2007, and by September 30, 2007, CryptoLogic is required to have five casino games available (the “Initial Casino”).  We also has an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide our customers with access to a full suite of casino games within three months of such notice.

We are entitled to the following percentages of net gaming revenue: (a) Seventy-eight percent (78%) of the first $150,000 per month, (b) Seventy-nine percent (79%) of revenue in excess of $150,000 but less than $500,000 per month; and (c) Eighty percent (80%) of the revenue in excess of $500,000 per month.  CryptoLogic is entitled to earn the following annual minimum guaranteed revenues associated with our online casino: $500,000 for the Initial Casino and $2,500,000 for the full suite of casino games.  There is a one-time fee of $50,000 payable by us for the initial preparation and launch of the site, and we are required to pay a monthly fee of $7,500 for the management of tournaments, collusion detection, customer support and overall management of the poker room.  In addition, we are obligated to contribute 4% of poker room revenue for certain marketing initiatives.

If, at any time after the nine (9) month anniversary of the go-live date, monthly gaming revenues fall below $500,000 for three (3) consecutive months, CryptoLogic has the right to terminate the Agreement on ninety (90) days written notice.  However, we may prevent any such termination through payment of the shortfall of CryptoLogic’s percentage of such gaming revenue within thirty (30) days of receipt of CryptoLogic’s notice of termination. If at any time during the term of the Agreement the average daily gross revenue, over a ninety (90) day period, derived by CryptoLogic through the Network falls below $125,000, we have the right to terminate the Agreement.

As a result of the decision to move away from the online gaming platform we were developing based on the CyberArts software and stop development of our own online gaming site, and sign an agreement with CryptoLogic, we will write off certain property and equipment and related capitalized costs of approximately $2.0-$3.0 million during the second quarter of 2007.

Results of Operations

Three Months Ended April 1, 2007 Compared to the Three Months Ended April 2, 2006

Revenues. Our total revenues decreased by $2.0 million (30%) during the three months ended April 1, 2007, compared to the three months ended April 2, 2006. Domestic television licensee fees decreased $0.6 million (21%) in the first quarter of 2007 compared to the 2006 period. The decrease was primarily a result of the delivery of five episodes of Season Five of the WPT television series in the first quarter versus six episodes of Season Four of the WPT and one episode of the PPT delivered in the 2006 period. Online gaming, sponsorship and international television license revenues also decreased a combined $1.5 million (57%) in the first quarter of 2007 compared to the 2006 period. The decrease of $0.4 million from online gaming revenue during 2007 primarily was due to lower levels of player activity versus the prior year period.  Sponsorship and event revenues decreased $0.7 million primarily due to the timing of not airing any Season Five episodes in the first quarter of 2007 versus the airing of five episodes of Season Four in the prior year period.  International television licensing revenues decreased by $0.5 million as a result of fewer distribution agreements in the international marketplace.  Product licensing revenues increased by approximately $0.2 million (23%) in the first quarter of 2007 compared to the 2006 period. The increase was primarily due to higher  revenues from Hands-On Mobile.

Cost of revenues. Cost of revenues decreased by approximately $0.3 million (11%) in the first quarter of 2007 compared to the 2006 period.  The decrease was primarily a result of a decrease in production costs of $0.2 million as we delivered fewer episodes in the 2007 period versus the 2006 period, as noted above.

Gross margins.  Overall gross margins were 52% in the first quarter of 2007 compared to 63% in the first quarter of 2006.    Domestic television licensing margins were 37% in the first quarter of 2007 compared to 44% in the same period in 2006.  This decrease was principally because of the delivery of an episode of our Professional Poker Tour series in 2006 for which the production costs had been expensed in an earlier period.   In addition, online gaming contributed to the overall lower margin in the first quarter of 2007 as a result of an amendment of the agreement with the service provider that was effective in July 2006, which significantly increased the percentage of revenues paid to that party.

Selling, general and administrative expense. Selling, general and administrative expenses increased slightly year-over-year to $5.3 million. The increase was primarily due to the Company’s efforts to develop its own online gaming software and support prior to entering into an agreement with CryptoLogic relating to our online poker room and casino.   This increase was offset by reduced sales and marketing expenses as we have reduced our marketing efforts associated with the online gaming site until the re-launch expected in June 2007.

Other income. Other income decreased primarily as a result of recognizing $5.7 million in gain on sale of investment in the first quarter of 2006, relating to the sale of the stock in PokerTek, Inc. Interest income increased by $0.3 million (104%) for the first quarter of 2007 compared to the 2006 period, primarily due to higher cash equivalents and short-term investment balances.

Income taxes.  The income tax provision was $0 and $1.3 million for the first quarter of 2007 and 2006, respectively, and the effective tax rate for the first quarter of 2007 and 2006 was approximately 0% and 26%, respectively. We expect to generate a net operating loss for 2007, and a valuation allowance has been recorded for the net deferred tax asset related to the net loss generated in the first quarter.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Based on our assessment of our tax positions in accordance with FIN 48, there was no material impact on the results of operations, financial condition or liquidity.  As such there was no cumulative effect, for the change in accounting principle, recorded to opening retained earnings on January 1, 2007. Furthermore, in the first quarter of 2007, the provision for income taxes was not materially impacted by the implementation of FIN 48.

Liquidity and Capital Resources

During the first three months of 2007, cash and cash equivalents and investments in marketable securities decreased by $2.6 million to a combined balance of $37.0 million. Cash flows were used to support operating activities and to purchase property and equipment. Our principal cash requirements consist of the following costs: online, television production, payroll and benefits, professional fees, marketing, business insurance and office lease. We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of our media, online gaming and other businesses and for general corporate purposes. We anticipate that sales and marketing costs will increase significantly starting in June 2007 as we aggressively market our re-launched online gaming website. We expect that cash, cash equivalents and investments in marketable securities on hand and generated from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

However, we may from time to time seek additional capital to fund our operations or fund our expansion plans as circumstances arise. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

The table below sets forth our known contractual obligations as of April 1, 2007 (in thousands):

	Payments due by period
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and beyond
Operating lease obligations (1)	$3,779	$864	$1,804	$1,111	$—
Purchase obligations (2)	$3,144	$1,021	$1,828	$295
Employee obligations (3)	875	500	375	—	—
	$7,798	$2,385	$4,007	$1,406	$—

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

(2)          Purchase obligations include the operational expenses associated with the development of WorldPokerTour.com.  These        expenses relate to the gaming (includes commitments for the internally created software platform and the CryptoLogic Network) and non-gaming aspects of the website.  Additionally, included in purchase obligations are open purchase orders of approximately $265,000 as of April 1, 2007.  These liabilities are included in Other Accrued Expenses.

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

•             The seller’s price to the buyer is fixed and determinable; and

•             Collectibility is reasonably assured.

In accordance with the terms of the WPT Agreements, we recognize domestic television license revenues upon the receipt and acceptance of completed episodes.  However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we currently do not consider collectibility of international television license revenues to be reasonably assured, and accordingly, we do not recognize such revenue until the distributor has received payment.  Additionally, we present international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19).

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

Deferred television costs:  We account for deferred television costs in accordance with SOP 00-2.  Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation.  Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 100% of the approximately $2.0 million in capitalized deferred television costs at April 1, 2007, are expected to be expensed in connection with episode deliveries by the end of fiscal 2007.

Investments:  On July 31, 2006, we acquired an approximate 10% ownership interest in Cecure Gaming (“Cecure”) for approximately $2.9 million.  Cecure designs and operates software and products which enable Cecure or its licensees to offer gaming services to customers via mobile devices.   As we have less then 20% ownership interest and do not have the ability to exercise significant influence over Cecure, we account for this investment under the cost method and adjust only for other-than-temporary declines in fair value.  Management is currently unaware of any change in circumstance that might trigger such a decline.

Income taxes:  We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Our current growth plans potentially may include international expansion, primarily related to our online gaming business, expansion of our television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses.  Although we anticipate that all potential strategies will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy.  Therefore, based on our limited and volatile earnings history combined with our cautious optimism, we have determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that deferred tax assets will not be recovered in the forseeable future.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 will allow financial instruments with embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) on a fair value basis. SFAS 155 will be effective for financial instruments acquired or issued during our fiscal year 2007. We presently do not expect SFAS 155 to be applicable to any instruments likely to be acquired or issued by us.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. We are currently evaluating the effect that SFAS 157 and 159 might have on our future financial position, results of operations and operating cash flows.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement.  Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition.  Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, these factors include, among others, the following risk:

•             Our business arrangements with CryptoLogic (with respect to online gaming) and the Game Show Network (with respect to the broadcast of the WPT television series) are new arrangements that will likely be the main source of our future revenue, and there is no guarantee that our relationships with either of them will be successful or long-term;

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

•             It is difficult for us to predict the growth of our online gaming business, which is a relatively new industry with an increasing number of market entrants;

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 1, 2007, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses, if any) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

WPT ENTERPRISES, INC.
Part II
Other Information

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2006, a legal action was commenced against us by seven poker players that alleges, among other things, an unfair business practice of the Company. On March 14, 2007, plaintiffs filed a motion for summary judgment in the case and on April 12, 2007 we filed our opposition to the motion. The parties are currently engaged in discovery and a trial date has been set for April 1, 2008. We do not expect any material adverse consequences from this action. Accordingly, no provision has been made in the financial statements for any such losses.

We are also involved in various inquiries, administrative proceedings, and litigation relating to other matters arising in the normal course of our business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon our future financial position or results of operations and accordingly, no provision for loss has been recorded in connection therewith.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which replace in their entirety the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our new broadcasting agreement with the Game Show Network is a new business arrangement that will be a significant source of our future revenue, and there is no assurance the Game Show Network will be a viable business partner or that they will exercise rights to broadcast future seasons of the WPT, which would materially and adversely affect our results of operations.

On April 1, 2007, the Travel Channel did not exercise its option to broadcast Season Six of the WPT.  On April 2, 2007, we entered into an agreement with the Game Show Network, LLC, pursuant to which the Game Show Network will broadcast Season Six of the WPT, with options to broadcast Seasons Seven and Eight of the WPT.  The license fees we had received from the Travel Channel for previous seasons of the WPT and PPT had been our most significant source of revenue, comprising approximately 59% of our total historical revenues.  Although management believes the terms of the agreement with the Game Show Network are favorable, the agreement provides for per-season aggregate payments of approximately $7 million, versus per-season aggregate payments of approximately $10.5 million under our agreement with the Travel Channel.  Due to the significance of programming license fees on our historical revenues, the lower fees we will receive will require the Company to develop other areas of its business to make up for that decrease in broadcast licensing revenue.  There is no assurance that the Game Show Network will exercise its options to air Seasons Seven and Eight.   If, in the future, the Game Show Network elects not to continue airing the WPT series and we cannot maintain or replace our agreement with the Game Show Network with comparable license agreements, it will be detrimental to the viability of the WPT brand and, consequently, would have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of our common stock.

Our agreement with CryptoLogic is a new business arrangement that we hope will be a significant source of our future revenue, and there is no assurance that CryptoLogic will be a viable business partner, which would materially and adversely affect our results of operations.

On April 23, 2007, we entered into an agreement with CryptoLogic, Inc. pursuant to which CryptoLogic will operate and manage our WPT-branded real-money gaming website, WorldPokerTour.com.  Our online gaming site is currently operated by WagerWorks, Inc., but we are in the process of transitioning our site to be operated on the CryptoLogic network.  The website is designed not to accept bets from players in the U.S. and other restricted jurisdictions.  We cannot be assured that the transition of our gaming site onto the CryptoLogic network will proceed smoothly or that CryptoLogic’s operation of the site going forward will meet management’s business expectations, the failure of which would have a material adverse impact on our online gaming business.

Our agreements with the Travel Channel and the Game Show Network grant rights to the Travel Channel and the Game Show Network, respectively, that could impact the value of our WPT and Professional Poker Tour brands and place some limits on our growth.

Although our agreement with the Travel Channel has expired with respect to future seasons of the WPT, the Travel Channel still retains certain rights that could impact the value of our WPT and Professional Poker Tour brands and place some limits on our growth. Furthermore, the Game Show Network also has certain restrictive rights that will affect our exploitation of the WPT television series.  For example:

•       For a period of up to five years from April 1, 2007, the Travel Channel has the right to receive 15% of our adjusted gross revenues from all DVD and home video sales, merchandising and publishing activities and international television licenses.

•       As is customary in most production agreements with television networks, the Travel Channel retains final edit rights over the WPT and PPT programs that we produce.  The Game Show Network has similar rights under its agreement with us.  If the Travel Channel or the Game Show Network exercise those rights in a manner that diminishes the quality of our programs or negatively affects relationships that are important to our programming, including those with the casinos hosting the poker tournaments at which we film our shows, such actions could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flow and, ultimately, the price of our common stock.

•       The Game Show Network agreement requires the Game Show Network’s prior approval of any show sponsorship, which might prevent us from entering into sponsorship arrangements.

•       Under our agreement with the Travel Channel, with respect to both the WPT and PPT television series we are subject to holdback provisions that extend beyond the license period for each season. These holdback periods may impact our ability to resell this programming into secondary markets in the U.S. or the timing of such sales.  Furthermore, additional holdbacks apply to certain WPT episodes while the program is being optioned by the Game Show Network.

Any future license agreements with other licensees for our television series are likely to have similar or other provisions that could impact the value of our brands and limit our growth.

Our success depends on our current brand and any future brands we may develop, and if the value of our brands were to diminish, our business would be adversely affected.

Our success depends on our current WPT brand, which consists of a portfolio of trademarks, service marks and copyrighted materials, and the development of other brands, such as the PPT.   The Travel Channel’s decision not to renew its option for future seasons of the PPT may hurt our ability to develop the PPT brand or to find a new broadcast partner for the PPT. Our portfolio includes, but is not limited to, existing and future episodes of the televised programming produced in connection with our existing and future brands and certain elements of these episodes, trade names and other intellectual property rights and any future brands we develop. In connection with our branding and licensing operations, we have entered into agreements with Brandgenuity LLC and other licensing agents in international territories to seek licensing opportunities for the WPT brand. While specific contractual provisions require that the licensees brought to us by Brandgenuity maintain the quality of our brands, we cannot be certain that our licensees or their manufacturers and distributors will honor their contractual obligations or that they will not take other actions that will diminish the value of our brand prior to our ability to detect and prevent any such actions.

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

We have entered into written agreements with all of the “member casinos” that host the World Poker Tour and Professional Poker Tour tour stops. The WPT agreements were originally for a term of five years and, although some member casinos have a bilateral option, most of the agreements provided us with a unilateral option to renew on the same terms for another five years. In September 2004, we exercised our right to renew most of these agreements. However, in each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour lineup and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time before the date of the tournament, which is generally four to six months. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament. If a significant number of these casinos were to terminate the agreements and/or allow a competing company to telecast their tournaments in violation of these restrictions or after their expiration for the restricted time period, this could result in a decline in our future telecast audiences, which in turn would lead to declines in the performance and success of our other lines of business. For the first season of the PPT, each member casino signed an agreement covering only one event. We anticipate executing new agreements with each member casino that participates in any subsequent seasons of the Professional Poker Tour.

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

We have developed relationships with key strategic partners in many areas of our business, including poker tournament event sponsorship, merchandise licensing, corporate sponsorship, Internet gaming and international distribution. We hope to derive significant income from our licensing arrangements, and our agreements with our strategic partners are vital to finding these licensing arrangements. If we were to fail to manage our existing licensing relationships, this failure could have a material adverse effect on our financial condition and results of operations. We would also be materially adversely affected if we were to lose our rights under any of our other key contracts or if the counterparty to any of these contracts were to breach its obligations to us. We rely on a limited number of contracts under which third parties provide us with services vital to our business. These agreements include:

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

•       our agreement with CryptoLogic, pursuant to which CryptoLogic will operate and manage our WPT-branded real-money gaming website, WorldPokerTour.com.

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

In connection with our prior decision to build and operate our own online gaming site, we significantly expanded our international presence.  We currently we have 34 employees in Israel, and are in the process of determining what role those employees will play now that we have determined to have CryptoLogic operate our gaming site. We intend to further expand our business in foreign markets in other ways, including continued international distribution of our U.S. telecasts, creating additional poker tours in foreign countries and distributing branded merchandise in foreign countries. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures and the status of regulatory requirements that may restrict the sales of our products, increase costs of foreign production or other costs that prohibit Internet gaming activities in international jurisdictions. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in significant increases in our costs or decreases in our earnings.

We will face a variety of risks as we expand into new or complementary businesses in the future.

Our core operations have consisted of marketing, promoting and licensing our televised entertainment, selling, or licensing the right to manufacture and sell, our branded merchandise and the marketing and promotion of our WPT-branded real-money gaming website. Our current strategic objectives include not only further development and enhancement of our existing business but also the entry into new or complementary businesses, such as expansion of our current business operations into international markets and the development of poker-related educational content, such as our launch of the WPT Academy. We are also exploring other opportunities to leverage the World Poker Tour brand, including the potential development of additional television programming. The following risks associated with expanding into new or complementary businesses by investment, licensing, acquisition, strategic alliance, co-production or other arrangements could have a material adverse effect on our business, operating results and financial condition and the price of our common stock:

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

Lakes Entertainment, Inc. through its wholly-owned subsidiary, Lakes Poker Tour, LLC, owns 12,480,000 shares of our outstanding common stock, representing approximately 61% of our voting power. Lakes Entertainment, together with our directors and executive officers, beneficially owns approximately 14,988,542 shares of our common stock, which represents approximately 71% of our voting power. As a result, Lakes Entertainment, either alone or together with our directors and executive officers, controls the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. Therefore, Lakes Entertainment indirectly controls our management through the election and removal of members of the Board of Directors. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

Television production is a speculative business because revenues and income derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is telecast, the promotion and scheduling of the programming and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be negatively impacted by excessive telecasting of the programming beyond viewers’ saturation thresholds. The WPT television series, while still one of the highest-rated shows on the Travel Channel, has had decreased Nielsen ratings in the past year due to an increasing number of competing poker-related shows. Furthermore, pursuant to our agreement with the Game Show Network, Season Six, and potentially seasons Seven and Eight of the WPT television series will air on the Game Show Network, which is a new television network to us with which we have had no experience.  If the WPT television series is unable to maintain high ratings when it airs on the Game Show Network, it may elect not to exercise its options for additional episodes and seasons, in which event we may be unable to negotiate future U.S. telecast license agreements on terms that are favorable, or at all.

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

The current WPTonline.com website is licensed by the Alderney Gambling Control Commission, and while we believe that WagerWorks is in compliance with all international Internet gaming regulations, we are currently reliant on WagerWorks for compliance with all applicable regulations, including ongoing verification that improper wagers are not placed on our online gaming site.  Once CryptoLogic begins to operate our online gaming site, we will rely on CryptoLogic to comply with the applicable regulations. If WagerWorks’ or CryptoLogic’s compliance or verification is inadequate, regulators in the U.S. or other jurisdictions may impose fines or other sanctions or threaten or take other actions that could adversely affect our reputation and the revenues we derive from the license of rights to WagerWorks or CryptoLogic. Although CryptoLogic is responsible for obtaining all gaming permits and licenses necessary to operate the gaming site itself, we will be responsible for obtaining all gaming permits and licenses on behalf of the Company, which may be expensive and time consuming. We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, we expect that on-air promotion of our online gaming site via international WPT television telecasts will continue to be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecasts and certain laws or regulations may restrict the type of advertising in general in those territories. If these restrictions occur, our costs of customer acquisition may be substantially higher than anticipated.

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

Congress’ passing of the Unlawful Internet Gambling Enforcement Act or future government regulation of online gaming in the U.S. may restrict the activities or affect the financial results of our online gaming site.

In October 2006, Congress passed, and the President signed, the SAFE Port Act which included in it the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”). The Act prohibits financial institutions from processing payments in connection with unlawful internet gambling pursuant to state or federal laws.  We believe that the Act is unlikely to have a direct adverse effect on the Company in light of our policy of not taking U.S. wagers on our online gaming site. Nevertheless, we cannot tell with certainty the impact the Act will have on our overall business. Until now, many other online gaming companies have accepted wagers and derived significant revenues from customers in the U.S. A few of these companies, most of which are larger, more established and better funded than we are, have stopped accepting U.S. wagers in reaction to the new legislation. This could result in greater competition to secure online gaming customers outside the U.S. if companies that previously accepted U.S. wagers redirect their efforts in securing markets where WPT offers online gaming services.

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

Under our license agreements for the WPT and PPT, revenues are recognized as each episode is delivered to the Travel Channel or, in connection with Season Six and thereafter, the Game Show Network. Therefore, our quarterly revenue can fluctuate significantly depending on the number of episodes delivered in any one quarter. In addition, the sales of consumer products that utilize our licensed intellectual proper vary greatly, due to holiday seasons, school schedules and other outside factors. As a result, our financial results can be expected to fluctuate significantly from quarter to quarter, leading to volatility and a possible adverse effect on the market price of our common stock.

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

ITEM 5. OTHER INFORMATION

As a result of the recent decision to utilize the CryptoLogic software platform for the re-launch of the online gaming site and stop the development of an internally-created software platform, the Company expects to write off approximately $2.0-$3.0 million of certain property, equipment and other capitalized costs during the second quarter of 2007.

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

Dated: May 10, 2007	WPT ENTERPRISES, INC.
Registrant

/ s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer