Form 10-Q
period 2007-07-01
WPT ENTERPRISES INC
filed 2007-08-10
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of August 7, 2007 there were 20,491,993 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

INDEX

			Page of
			Form 10Q
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of July 1, 2007 (unaudited) and December 31, 2006	3

		Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three and six months ended July 1, 2007 and July 2, 2006	4

		Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended July 1, 2007 and July 2, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2007 and July 2, 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

	ITEM 4.	CONTROLS AND PROCEDURES	21

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	22

	ITEM 1A.	RISK FACTORS	22

	ITEM 4.	Submission of Matters To a Vote Of Security Holders	24

	ITEM 6.	EXHIBITS	24

SIGNATURES			25

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

WPT ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

	July 1, 2007	December 31, 2006
	(unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,544	$8,360
Investments in marketable securities	33,012	31,263
Accounts receivable, net of allowances of $18	3,141	2,353
Deferred television costs	953	1,722
Other	624	735
	39,274	44,433

Property and equipment, net	1,537	3,375
Restricted cash	347	453
Investments	2,923	2,923
Other	156	156
	44,237	$51,340

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,060	$674
Accrued payroll and related	940	1,205
Other accrued expenses	789	1,076
Deferred revenue	2,557	4,740
Income taxes payable	1	394
	5,347	8,089

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,492 and 20,378 shares issued and outstanding, respectively	20	20
Additional paid-in capital	42,970	41,719
Retained earnings (deficit)	(4,058)	1,561
Accumulated other comprehensive loss	(42)	(49)
	38,890	43,251
	$44,237	$51,340

See notes to condensed consolidated financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$4,306	$7,259	$6,708	$10,304
International television	765	661	1,220	1,568
Product licensing	979	804	1,859	1,517
	6,050	8,724	9,787	13,389

Online gaming	260	821	810	1,732
Event hosting and sponsorship fees	1,357	1,412	1,482	2,209
Other	53	72	133	152
	7,720	11,029	12,212	17,482

Cost of revenues	3,087	4,176	5,239	6,596

Gross profit	4,633	6,853	6,973	10,886

Selling, general and administrative expense	5,950	4,361	11,233	9,509
Loss on abandonment of online gaming assets	2,270	—	2,270	—

Earnings (loss) from operations	(3,587)	2,492	(6,530)	1,377

Other income:
Gain on sale of investment	—	—	—	5,675
Interest	248	419	911	744
Earnings (loss) before income taxes	(3,339)	2,911	(5,619)	7,796

Income taxes	—	344	—	1,639

Net earnings (loss)	(3,339)	2,567	(5,619)	6,157

Unrealized gains (loss) on securities	(16)	(840)	7	(411)

Comprehensive earnings (loss)	$(3,355)	$1,727	$(5,612)	$5,746

Net earnings (loss) per common share - basic and diluted	$(0.16)	$0.12	$(0.27)	$0.30

Weighted-average common shares outstanding - basic	20,603	20,603	20,603	20,310

Dilutive effect of common stock equivalents	—	—	—	2

Weighted-average common shares outstanding - diluted	20,603	20,603	20,603	20,312

See notes to condensed consolidated financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months ended July 1, 2007 and July 2, 2006

(unaudited)

	Common Stock		Additional Paid-in	Retained Earnings	Deferred	Accumlated Other Comprehensive
	Shares	Dollars	Capital	(Deficit)	Compensation	Earnings/(Loss)	Total
					(in thousands)
2007
BALANCES AT JANUARY 1, 2007	20,378	$20	$41,719	$1,561	$—	$(49)	$43,251
Common stock issued	114		1				1
Share-based compensation			1,250				1,250
Other comprehensive earnings						7	7
Net loss				(5,619)			(5,619)
BALANCES AT JULY 1, 2007	20,492	$20	$42,970	$(4,058)	$—	$(42)	$38,890

2006
BALANCES AT JANUARY 2, 2006	20,158	$20	$34,113	$(6,208)	$(1)	$10,449	$38,373
Reduction of deferred compensation					1		1
Common stock issued	220		1				1
Share-based compensation			2,409				2,409
Income tax benefit from stock option exercises			1,457				1,457
Realized gain on sale of investment						(5,675)	(5,675)
Other comprehensive loss						(411)	(411)
Net earnings				6,157			6,157
BALANCES AT JULY 2, 2006	20,378	$20	$37,980	$(51)	$—	$4,363	$42,312

See notes to condensed consolidated financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	July 1, 2007	July 2, 2006
	(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$(5,619)	$6,157
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation	361	255
Share-based compensation	1,259	2,293
Realized gain on sale of investment	—	(5,675)
Income taxes	—	1,457
Loss on disposal of online gaming assets	2,270	—
Increase in operating (assets) liabilities:
Accounts receivable	(788)	1,151
Income taxes payable	(393)	—
Deferred television costs	760	904
Other	(129)	159
Accounts payable	386	(710)
Accrued expenses	(596)	810
Deferred revenue	(2,183)	(1,799)
Net cash provided by (used in) operating activities	(4,672)	5,002

INVESTING ACTIVITIES:
Purchase of property and equipment	(509)	(1,836)
Purchases of short-term investments in marketable securities	(34,297)	(24,981)
Sales/redemptions of short-term investments in marketable securities	32,555	21,172
Proceeds from sale of investment	—	5,686
Net cash provided by (used in) investing activities	(2,251)	41

FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	106	(196)
Proceeds from stock option exercises	1	1
Net cash provided by (used in) financing activities	107	(195)

Net increase (decrease) in cash and cash equivalents	$(6,816)	$4,848
Cash and cash equivalents - beginning of period	8,360	1,737
Cash and cash equivalents - end of period	$1,544	$6,585

See notes to condensed consolidated financial statements

WPT ENTERPRISES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted.  For further information, please refer to the annual audited financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, previously filed with the SEC, from which the information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation. These reclassifications had no effect on net earnings (loss) or stockholders’ equity as previously presented.

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

3. SHARE-BASED COMPENSATION

The Company uses the Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options in accordance with SFAS 123(R).  The bases for the key assumptions included in the model are as follows:

•                  Expected volatility — As the Company has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of the Company’s stock since it began trading in August 2004.

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

Following is a summary of the assumptions used to estimate the weighted-average fair value of the stock options granted during the periods presented using the Black-Scholes option-pricing model:

	Three months ended July 1, 2007	Three months ended July 2, 2006	Six months ended July 1, 2007	Six months ended July 2, 2006
Risk free interest rate	4.84%	5.06%	4.65%	4.68%
Expected term	6 years	6.5 years	6 years	6.5 years
Expected dividend yield	0%	0%	0%	0%
Expected volatility	72.22%	78.91%	73.03%	81.57%
Forfeiture rate	12.99%	4.13%	12.99%	4.13%
Weighted-average fair value	$3.06	$3.80	$3.17	$4.24

The table below summarizes share-based compensation expense, net of tax, related to employee stock options under SFAS 123(R), which was allocated as follows (in thousands):

	Three months ended July 1, 2007	Three months ended July 2, 2006	Six months ended July 1, 2007	Six months ended July 2, 2006
Total cost of share-based payment plans	$662	$678	$1,250	$2,280
Amounts capitalized in deferred television costs	1	—	1	—
Amounts charged against income, before income tax benefit	$661	$678	$1,249	$2,280

No income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements for the six months ended July 1, 2007 and July 2, 2006.  Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary, to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical earnings volatility, and the Company’s relatively short operating history and expected taxable losses for fiscal 2007.

The following table summarizes stock option activity through the six months ended July 1, 2007 and July 2, 2006:

		Number of Common Shares
	Options outstanding	Exercisable	Available for grant	Weighted-avg. exercise price
2007
Balance at January 1, 2007	2,318,166	1,050,200	983,501	$6.76

Granted	287,000		(287,000)	$4.80
Forfeited /cancelled/expired	(90,466)		90,466	$8.49
Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47

Granted	182,000		(182,000)	$4.53
Forfeited /cancelled/expired	(85,667)		85,667	$5.25
Exercised	(113,660)			$0.0049
Balance at July 1, 2007	2,497,373	912,139	690,634	$6.67

2006
Balance at January 2, 2006	2,158,000	620,333	283,667	$7.14

Granted	219,000		(219,000)	$6.20
Forfeited /cancelled/expired	(159,333)		159,333	$8.13
Exercised	(115,000)			$0.0049
Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36

Authorized			1,080,000

Granted	109,500		(109,500)	$5.18
Forfeited /cancelled/expired	(153,501)		153,501	$10.07
Exercised	(105,000)			$0.0049
Balance at July 2, 2006	1,953,666	619,333	1,348,001	$7.42

The following table summarizes significant ranges of outstanding and exercisable options as of July 1, 2007:

Options outstanding					Options exercisable
Range of exercise prices	Number outstanding	Weighted-avg. remaining contractual life	Weighted-avg. exercise price	Aggregate intrinsic value	Number exercisable	Weighted-avg. price	Aggregate intrinsic value
$ 0.0049	111,340	4.66	$0.0049	$454,835	111,340	$0.0049	$454,835
$ 3.93 — 4.80	824,000	9.58	4.46	4,800	—	—	—
$ 5.18 — 9.92	1,325,366	7.48	7.57	—	739,133	7.88	—
$11.95 — 14.51	220,667	8.12	12.19	—	56,000	12.70	—
$15.05 — 19.50	16,000	8.10	15.33	—	5,666	15.57	—
	2,497,373	8.10	$6.67	$459,635	912,139	$7.26	$454,835

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.09 on June 29, 2007, which would have been received by the option holders had they exercised their options as of that date.  The total intrinsic value of options exercised during the three months ended July 1, 2007 and July 2, 2006 was $0.5 million and $0.8 million, respectively.  The total intrinsic value of options exercised during the six months ended July 1, 2007 and July 2, 2006 was $0.5 million and $1.4 million, respectively.

As of July 1, 2007, total compensation cost related to non-vested share-based options not yet recognized was $3.5 million, which is expected to be recognized over the next 29 months on a weighted-average basis.

4. INCOME TAXES

The income tax provision was $0 and $1.6 million for the first six months of 2007 and 2006, respectively, and the effective tax rate for the first six months of 2007 and 2006 was approximately 0% and 21%, respectively. Management expects the Company to generate a net operating loss for 2007, and a valuation allowance has been recorded for the net deferred tax asset related to the net loss generated in the first six months of 2007.

Effective for the first quarter of 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Based on the Company’s assessment of its tax positions in accordance with FIN 48, there was no impact on the results of operations, financial condition or liquidity and accordingly, there was no cumulative effect adjustment recorded for the change in accounting principle in the first quarter of 2007. Furthermore,  the income tax provision during the period ended July 1, 2007 was not impacted by FIN 48.

5. ONLINE GAMING COMMITMENT AND RELATED LOSS ON ABANDONMENT OF ONLINE GAMING ASSETS

On April 23, 2007, the Company entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). Pursuant to the Agreement, CryptoLogic will operate an online gaming site for the Company featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site.  The Company will be entitled to approximately 80% of net gaming revenues from the operation of the site.  Under the Agreement, the Company will also be a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic pursuant to which players will be able to play on the Company’s branded gaming site on the Network.

Prior to signing the Agreement with CryptoLogic, the Company was developing its own proprietary online gaming platform internally, which management decided to abandon and replace with the CryptoLogic arrangement.  As a result of signing the Agreement with CryptoLogic, during the second quarter of 2007, the Company wrote off approximately $2.3 million of capitalized costs related to the online gaming platform previously being developed internally.  The assets written off consist primarily of software and computer equipment.

The online gaming site on the CrytoLogic platform became operational in June 2007, but operations during the quarter were not material.

6. CONTINGENCIES

On July 19, 2006, a legal action was commenced against the Company by seven poker players that alleges, among other things, an unfair business practice of the Company. On March 14, 2007, the plaintiffs filed a motion for summary judgment in the case and on April 12, 2007, the Company filed its opposition to the motion. On May 22, 2007, the Court denied the plaintiffs’ motion for summary judgment. A trial date has been set for April 1, 2008. Although management is currently unable to predict the ultimate outcome of this matter, it believes that the Company is not likely to sustain any material loss in connection therewith, and accordingly, no provision for loss has been recorded in connection therewith.

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

Three months ended July 1, 2007 (in thousands):

		WPT Online
	WPT Studios	Gaming	Content	WPT Global Marketing	Corporate	Total
Revenues	$5,778	$260	$29	$1,653	$—	$7,720
Cost of revenues	2,748	162	20	157	—	3,087
Gross profit	3,030	98	9	1,496	—	4,633
Total assets	3,743	381	84	960	39,069	44,237
Depreciation	82	15	—	—	83	180

Three months ended July 2, 2006 (in thousands):

		WPT Online
	WPT Studios	Gaming	Content	WPT Global Marketing	Corporate	Total
Revenues	$8,524	$821	$83	$1,601	$—	$11,029
Cost of revenues	3,657	381	33	105	—	4,176
Gross profit	4,867	440	50	1,496	—	6,853
Total assets	1,877	764	38	1,174	44,647	48,500
Depreciation	86	—	—	—	49	135

Six months ended July 1, 2007 (in thousands):

		WPT Online
	WPT Studios	Gaming	Content	WPT Global Marketing	Corporate	Total
Revenues	$8,646	$810	$77	$2,679	$—	$12,212
Cost of revenues	4,418	462	46	313	—	5,239
Gross profit	4,228	348	31	2,366	—	6,973
Depreciation	167	27	—	—	167	361

Six months ended July 2, 2006 (in thousands):

		WPT Online
	WPT Studios	Gaming	Content	WPT Global Marketing	Corporate	Total
Revenues	$12,979	$1,732	$162	$2,609	$—	$17,482
Cost of revenues	5,489	789	70	248	—	6,596
Gross profit	7,490	943	92	2,361	—	10,886
Depreciation	158	1	—	—	96	255

8. SUBSEQUENT EVENTS

On August 6, 2007, the Company entered into an agreement with a Chinese government-sanctioned body with authority over certain leisure sports, including the popular national card game “Traktor Poker,” known as Tuo La Ji.   Pursuant to the five year term of the agreement, the Company will receive exclusive branding and certain marketing and sponsorship rights related to the China National Traktor Poker Tour.  In exchange for these rights, the Company will pay an annual fee, which starts at $505,000 in the first year and increases by 10% annually for the remaining four years of the agreement.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Overview

We had a net loss in the first six months of 2007 of $5.6 million, or $0.27 per fully diluted share, compared to net income of $6.2 million, or $0.30 per fully diluted share, in the 2006 period. The primary reasons for the net loss in the 2007 period compared to the net earnings in 2006 were the following:

•                  Revenues decreased by $5.3 million, principally because of the delivery of fewer television episodes in 2007.

•                  Gross margins were lower in 2007, principally because of the delivery of ten episodes of our Professional Poker Tour® (the “PPT”) series in 2006 for which a majority of the production costs had been expensed in an earlier period. In addition, online gaming operations contributed to the overall lower margin in the first six months of 2007 as a result of an amendment of the agreement with the service provider that was effective in July 2006, which significantly increased the percentage of revenues paid to that party.

•                  Selling, general and administrative expenses increased year-over-year by $1.7 million. The increase was primarily due to the Company’s efforts to develop its own online gaming software and support infrastructure.

•                   During the second quarter of 2007, we wrote-off approximately $2.3 million in online gaming assets as a result of ceasing development of our stand-alone online gaming operation and joining the CryptoLogic network.

•                   The prior year period included a gain on sale of our investment in PokerTek, Inc. of $5.7 million.

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

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since our inception, the WPT Studios division has been responsible for approximately 73% of our total revenue. We licensed the WPT series Seasons One through Five to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement (“TRV Agreement”). On April 2, 2007, we entered into an agreement (the “GSN Agreement”) with Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license from us the sixth season of the Show for the payment of a $300,000 license fee per episode.  Under the TRV agreement, we received an average of $477,000 per episode for Season Five.  We also have license agreements for the distribution of our WPT and PPT episodes into international territories for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses.  We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).

Since our inception, fees from the TRV Agreement and an agreement with TRV relating to the PPT series have been responsible for approximately 59% of our total revenue. For each season covered by the TRV Agreement and related options,

TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the U.S. for four years (three years for the episodes in Season One). We have produced five complete seasons of the World Poker Tour series under the TRV Agreement.

Under the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode we produce, which are payable at various times during the pre-production, production and post-production process and revenues are recognized upon receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to the cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Six of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

World Poker Tour Season	Date of Agreement or Option for Season	Number of episodes (including specials)	Production Period and Delivery of Episodes	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003— June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007	August 2006 — August 2007
Season Six	April 2007	23	May 2007 — April 2008	January 2008 — August 2008 (projected)

The agreement with TRV relating to the PPT series, which continues to cover the broadcast rights to Season One was substantially similar in structure to the TRV Agreement.

Under the WPT and PPT Agreements, TRV has the right to receive a percentage of our adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met.  For the six months ended July 1, 2007, we recognized $0.4 million of Travel Channel participation expense that was recorded in cost of revenues.

WPT Global Marketing, includes branded consumer products, sponsorship, and event management divisions. Our branded consumer products division generates revenue principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. We have generated significant revenues from existing licensees, including Hands-On Mobile and Take Two. We also have licensees that are developing new licensed products including interactive television games from Pixel Play.

Our sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations.  Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three, Four and Five of the World Poker Tour series on TRV. In addition, we had an agreement with Blue Diamond Almonds to sponsor the WPT Season Five Championship in April 2007 at the Bellagio.  We began recognizing revenues from these agreements as the Season Five programs were broadcast.

WPT Online.  In 2005 we began operating WPTonline.com through a license agreement with WagerWorks, Inc., under which we licensed our brand to WagerWorks and WagerWorks shared with us a percentage of all net revenue it collected from the operation of the online poker room and online casino. WPTonline.com generated approximately $0.8 million in revenues, which are presented gross of WagerWorks costs, for the six months ended July 1, 2007, compared to costs of revenues of approximately $0.5 million. In June 2007, WPTonline.com ceased operations and the relationship with WagerWorks, Inc. was terminated as we transitioned to a new online software platform as described below.

In 2006, we decided to develop our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC, and hired thirty employees in Israel to develop the software and a support infrastructure. On April 23, 2007, we entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). As a result of the decision to move away from the online gaming platform we were developing based on the CyberArts software and stopping the development of our own online gaming site, we have written off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off, we curtailed our Israel operations and closed one of our two offices. In our Nahariya, Israel office, we currently have eighteen employees focused on marketing initiatives including affiliate marketing, search engine optimization and customer retention.

Pursuant to the Agreement, CryptoLogic operates an online gaming site for us featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site.  We are entitled to approximately 80% of net gaming revenues, as defined below, from the operation of the site. Under the Agreement, we are also a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic pursuant to which players are able to play on our branded gaming site on the Network. As a condition of joining the Network we have applied for a gaming license in Malta which we anticipate to be in effect by the third quarter of fiscal 2007, however, in the interim, we are currently licensed in Curacao, as are the other licensees in the Network.

On June 14, 2007 CryptoLogic delivered the poker software to us and the go-live date was June 28, 2007. On July 26, 2007, CryptoLogic delivered ten casino games (the “Initial Casino”), including multi-hand blackjack, European roulette and multiple interactive slots including their most popular – Millionaire’s Club ®, Bejeweled ®, and The Hulk TM.  We also have an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide our customers with access to a full suite of casino games within three months of such notice.

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

Results of Operations

During the period ended July 1, 2007, we experienced substantial operating losses as compared to earnings in the comparable periods of the prior year. This decline in our operating results as compared to the prior year quarter was due primarily to a one time gain on the sale of an investment in the prior year, combined with increased costs in the current year related to our online gaming operations. See additional details below.

Six Months Ended July 1, 2007 Compared to the Six Months Ended July 2, 2006

Revenues. Our total revenues decreased by $5.3 million (30%) during the six months ended July 1, 2007, compared to the six months ended July 2, 2006. Domestic television licensee fees decreased $3.6 million (35%) in the first six months of 2007 compared to the 2006 period. The decrease was primarily a result of the delivery of fourteen episodes of Season Five of the WPT television series in the first six months versus sixteen episodes of Season Four of the WPT and ten episodes of the PPT delivered in the 2006 period. Online gaming, sponsorship and international television license revenues also decreased a combined $2.0 million (36%) in the first six months of 2007 compared to the 2006 period. The decrease of $0.9 million from online gaming revenue during 2007 primarily was due to lower levels of player activity versus the prior year period.  Event hosting and sponsorship revenues decreased $0.7 million primarily due to the timing of airing ten Season Five episodes in the first six months of 2007 versus the airing of fourteen episodes of Season Four in the prior year period.  International television licensing revenues decreased by $0.3 million as a result of fewer distribution agreements in the international marketplace.  Product licensing revenues increased by approximately $0.3 million (23%) in the first six months of 2007 compared to the 2006 period. The increase was primarily due to higher interactive gaming revenues from Take Two.

Cost of revenues. Cost of revenues decreased by approximately $1.4 million (21%) in the first six months of 2007 compared to the 2006 period.  The decrease was a result of a decrease in production costs of $1.2 million as we delivered fewer episodes in the 2007 period versus the 2006 period, as noted above. Additionally, online gaming cost of revenues decreased $0.3 million in the 2007 versus the 2006 period due to lower revenues.

Gross margins.  Overall gross margins were 57% in the first six months of 2007 compared to 62% in the first six months of 2006.  Domestic television licensing margins were 40% in the first six months of 2007 compared to 49% in the same period in 2006.  This decrease was principally because of the delivery of ten episodes of our Professional Poker Tour series in 2006 for which the production costs had been expensed in an earlier period.  In addition, online gaming contributed to the overall lower margin in the first six months of 2007 as a result of an amendment of the agreement with WagerWorks that was effective in July 2006, which significantly increased the percentage of revenues paid to it.

Selling, general and administrative expense. Selling, general and administrative expense increased $1.7 million (18%) year-over-year to $11.2 million. The increase was primarily due to the Company’s efforts to develop its own online gaming software and support infrastructure prior to entering into an agreement with CryptoLogic relating to our online poker room and casino.

Loss on abandonment of online gaming assets. We wrote-off approximately $2.3 million in online gaming assets as a result of ceasing development of the stand-alone online gaming platform we were developing based on the CyberArts software.

Other income. Other income decreased primarily as a result of recognizing $5.7 million in gain on sale of investment in the first six months of 2006, relating to the sale of the stock in PokerTek, Inc. Interest income increased by $0.2 million (22%) for the first six months of 2007 compared to the 2006 period, primarily due to higher cash equivalents and short-term investment balances.

Income taxes.  The income tax provision was $0 and $1.6 million for the first six months of 2007 and 2006, respectively, and the effective tax rate for the first six months of 2007 and 2006 was approximately 0% and 21%, respectively. We experienced no effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes, in 2007. We expect to generate a net operating loss for 2007, and a valuation allowance has been recorded for the net deferred tax asset related to the net loss generated in the first six months.

Three Months Ended July 1, 2007 Compared to the Three Months Ended July 2, 2006

Revenues. Our total revenues decreased by $3.3 million (30%) during the three months ended July 1, 2007, compared to the three months ended July 2, 2006. Domestic television licensee fees decreased $3.0 million (41%) in the second quarter of 2007 compared to the 2006 period. The decrease was primarily a result of the delivery of nine episodes of Season Five of the WPT television series in the second quarter versus ten episodes of Season Four of the WPT and nine episodes of the PPT delivered in the 2006 period. Online gaming, sponsorship and international television license revenues also decreased a combined $0.5 million (18%) in the second quarter of 2007 compared to the 2006 period. The decrease of $0.6 million from online gaming revenue during 2007 primarily was due to lower levels of player activity versus the prior year period, as well as us ceasing operations on the WagerWorks network in June while transitioning our online gaming operations to CryptoLogic.   Product licensing revenues increased by approximately $0.2 million (22%) in the second quarter of 2007 compared to the 2006 period. The increase was primarily due to higher interactive gaming revenues from Take Two.

Cost of revenues. Cost of revenues decreased by approximately $1.1 million (26%) in the second quarter of 2007 compared to the 2006 period.  The decrease was primarily a result of a decrease in production costs of $1.0 million as we delivered fewer episodes in the 2007 period versus the 2006 period, as noted above.

Gross margins.  Overall gross margins were 60% in the second quarter of 2007 compared to 62% in the second quarter of 2006.  Domestic television licensing margins were 40% in the second quarter of 2007 compared to 51% in the same period in 2006.  This decrease was principally because of the delivery of nine episodes of our PPT series in 2006 for which the production costs had been expensed in an earlier period.  The lower domestic television margins in the 2007 period were largely offset by increased margin contribution from product licensing, international television and sponsorship

Selling, general and administrative expense. Selling, general and administrative expense increased $1.6 million (36%) year-over-year to $6.0 million. The increase was primarily due to our efforts to develop our own online gaming software and support infrastructure prior to entering into an agreement with CryptoLogic relating to our online poker room and casino.

Loss on abandonment of online gaming assets. We wrote-off approximately $2.3 million in online gaming assets as a result of ceasing development of the stand-alone online gaming platform we were developing based on the CyberArts software.

Income taxes.  The income tax provision was $0 and $0.3 million for the second quarter of 2007 and 2006, respectively, and the effective tax rate for the second quarter of 2007 and 2006 was approximately 0% and 12%, respectively. We expect to generate a net operating loss for 2007, and a valuation allowance has been recorded for the net deferred tax asset related to the net loss generated in the second quarter.

Liquidity and Capital Resources

During the first six months of 2007, cash and cash equivalents and investments in marketable securities decreased by $5.1 million to a combined balance of $34.6 million. Cash flows were used to support operating activities and to purchase property and equipment. Our principal cash requirements consist of the following costs: online gaming operations, television production, payroll and benefits, professional fees, marketing, business insurance and office lease. We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of our media, online gaming and other businesses and for general corporate purposes. We anticipate that sales and marketing costs will increase significantly in upcoming quarters as we aggressively market our re-launched online gaming website. In addition, we intend to invest significantly in international expansion, including our recent agreement with the China Leisure Sports Administrative Center (“CLSAC”.) We expect that cash, cash equivalents and investments in marketable securities on hand and generated from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

However, we may from time to time seek additional capital to fund our operations or fund our expansion plans as circumstances arise. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

The table below sets forth our known contractual obligations as of July 1, 2007 (in thousands):

	Payments due by period
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and beyond
Operating lease obligations (1)	$3,500	$844	$1,771	$885	$—
Purchase obligations (2)	2,925	1,243	1,387	295	—
Employee obligations (3)	750	500	250	—	—
	$7,175	$2,587	$3,408	$1,180	$0

(1)        Operating lease obligations include rent payments for our corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began at approximately $28,000 and escalate up to approximately $33,000 over the five-year lease term. The lease obligations presented include rent payments for our Israel office facilities in Nahariya. The amounts set forth in the table above assume monthly lease payments through June 2011.

(2)        Purchase obligations include minimum guarantees to CryptoLogic and operational expenses associated with our online gaming division, as well as a $505,000 annual payment to the CLSAC for exclusive marketing and sponsorship opportunities. Additionally, included in purchase obligations are open purchase orders of approximately $219,000 as of July 1, 2007.  These liabilities are included in Other Accrued Expenses.

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

•     The seller’s price to the buyer is fixed and determinable; and

•     Collectibility is reasonably assured.

In accordance with the terms of the TRV Agreements, we recognize domestic television license revenues upon the receipt and acceptance of completed episodes.  However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we currently do not consider collectibility of international television license revenues to be reasonably assured, and accordingly, we do not recognize such revenue until the distributor has received payment.  Additionally, we present international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19).

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

Online gaming revenues have been recognized monthly based on detailed statements received from WagerWorks, our former online gaming service provider, for online poker and casino activity during the previous month.  We expect to receive similar statements from CryptoLogic, our current online gaming provider during the third quarter of 2007.  In accordance with EITF 99-19, we present online gaming revenues gross of the service provider costs, (including the service provider’s management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues) as we have the ability to adjust price and specifications of the online gaming site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site. We include certain promotional expenses related to free bets and deposit bonuses along with customer chargebacks as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Travel Channel Participation:  We account for royalty payments to TRV in accordance with the WPT and PPT agreements, in which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour and Professional Poker Tour brands.  We record these amounts in cost of revenues as revenues from international television, consumer products licensing, home entertainment and merchandise are recognized.

Deferred television costs:  We account for deferred television costs in accordance with SOP 00-2.  Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation.  Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 97% of the approximately $1.0 million in capitalized deferred television costs at July 1, 2007, are expected to be expensed in connection with episode deliveries by the end of fiscal 2007.

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

Income taxes:  We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Our current growth plans include international expansion, primarily related to our online gaming business, expansion of our television and product licensing businesses, and entry into new branded gaming businesses.  Although we anticipate that all potential strategies will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy.  Therefore, based on our limited and volatile earnings history combined with our cautious optimism, we have determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that deferred tax assets will not be recovered in the forseeable future.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. Both SFAS No.157 and SFAS No. 159 will become effective for us for our 2008 fiscal year. We are currently evaluating the effect that SFAS No. 157 and No. 159 might have on our future financial position, results of operations and operating cash flows.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement.  Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition.  Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, these factors include, among others, the following risks:

•     Our business arrangements with CryptoLogic (with respect to online gaming) and GSN (with respect to the broadcast of the WPT television series) are new arrangements that will likely be the main source of our future revenue, and there is no guarantee that our relationships with either of them will be successful or long-term;

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

•      Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 1, 2007, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

WPT ENTERPRISES, INC.
Part II
Other Information

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2006, a legal action was commenced against us by seven poker players that alleged that we engaged in, among other things, unfair, anti-competitive business practices. On March 14, 2007, the plaintiffs filed a motion for summary judgment and on April 12, 2007 we filed our opposition to the motion. On May 22, 2007, the court denied the plaintiffs’ motion for summary judgment. A trial date has been set for April 1, 2008.

We are also involved in various inquiries, administrative proceedings, and litigation relating to other matters arising in the normal course of our business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon our future financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and our Form 10-Q for the quarter ended April 1, 2007 some of which have been revised in their entirety that are listed below.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our agreement with CryptoLogic is a new business arrangement that we hope will be a significant source of our future revenue, and there is no assurance that CryptoLogic will be a viable business partner, which would materially and adversely affect our results of operations.

On April 23, 2007, we entered into an agreement with CryptoLogic, Inc. pursuant to which CryptoLogic operates and manages our WPT-branded real-money gaming website, WorldPokerTour.com, solely in jurisdictions where online gaming is not restricted.  The website uses geo-filtering and other technology to prevent bets from players in the U.S. and from other restricted jurisdictions.  We cannot be assured that CryptoLogic’s operation of the site going forward will meet management’s business expectations, the failure of which would have a material adverse impact on our online gaming business.

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

•  our agreement with CryptoLogic, pursuant to which CryptoLogic operates and manages our WPT-branded real-money gaming website, WorldPokerTour.com.

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

In connection with our prior decision to build and operate our own online gaming site, we significantly expanded our international presence.  We currently have eighteen employees in Israel that are focused on marketing initiatives for the online gaming site. We intend to further expand our business in foreign markets in other ways, including continued international distribution of our U.S. telecasts, creating additional poker tours in foreign countries and distributing branded merchandise in foreign countries. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures and the status of regulatory requirements that may restrict the sales of our products, increase costs of foreign production or other costs that prohibit Internet gaming activities in international jurisdictions. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in significant increases in our costs or decreases in our earnings.

Government regulation of online gaming in foreign countries may restrict the activities or affect the financial results of our online gaming business.

We are currently reliant on CryptoLogic for our gaming website’s compliance with all applicable regulations, including the initial verification that players who wish to wager are actually from non-restricted countries. In addition, we rely on CryptoLogic and third party vendors to assure that players cannot place improper wagers on an on-going basis. If CryptoLogic’s compliance or verification is inadequate or our third party verification tools fail, regulators in the U.S. or other jurisdictions may impose fines or other sanctions or threaten or take other actions that could adversely affect our reputation and the revenues we derive from the license of rights to CryptoLogic. Although CryptoLogic is responsible for obtaining all gaming permits and licenses necessary to operate the gaming site itself, we are responsible for obtaining all gaming permits and licenses on behalf of the Company, which may be expensive and time consuming. We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market or that courts in local jurisdictions will ultimately sustain the legality of our marketing and operating methods in such jurisdictions. Additionally, we expect that on-air promotion of our online gaming site via international WPT television telecasts will continue to be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecasts and certain laws or regulations may restrict the type of advertising in general in those territories. If these restrictions occur, our costs of customer acquisition may be substantially higher than anticipated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 30, 2007.  At the meeting, our stockholders took the following actions:

(i)    The stockholders elected nine directors to serve as members of our Board of Directors until the next annual meeting of stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld

Lyle Berman	19,879,347	36,146
Michael Beindorff	19,887,347	28,146
Bradley Berman	19,879,047	36,446
Joseph S. Carson, Jr.	19,886,447	29,046
Timothy J. Cope	19,866,447	29,046
Steven Lipscomb	19,885,347	30,146
Ray M. Moberg	19,885,767	29,726
Glenn Padnick	19,887,147	28,346
Mimi Rogers	19,880,747	34,746

(ii)   The stockholders ratified the appointment of Piercy, Bowler, Taylor & Kern as our independent registered public accounting firm for the 2007 fiscal year. There were 19,891,356 votes cast for the proposal; 16,125 votes were cast against the proposal; 8,012 votes abstained; and there were no broker non-votes.

ITEM 6. EXHIBITS

10.1	Agreement dated April 2, 2007, by and between WPT Enterprises, Inc. and Game Show Network, LLC

10.2	Software Supply and Support Agreement, dated April 23, 2007, by and between WPT Enterprises, Inc., WPT Enterprises, Malta, CryptoLogic Inc. and WagerLogic Limited*

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2007	WPT ENTERPRISES, INC.
Registrant

/ s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer