Form 10-Q
period 2007-09-30
WPT ENTERPRISES INC
filed 2007-11-08
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007 there were 20,491,993 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

INDEX

			Page of Form 10-Q
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

		Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three and nine months ended September 30, 2007 and October 1, 2006	4

		Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2007 and October 1, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and October 1, 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

	ITEM 4.	CONTROLS AND PROCEDURES	21

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	22

	ITEM 1A.	RISK FACTORS	22

	ITEM 5.	OTHER INFORMATION	23

	ITEM 6.	EXHIBITS	24

SIGNATURES			25

WPT ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,486	$8,360
Investments in marketable securities	21,447	24,301
Accounts receivable, net of allowances of $18	2,020	2,353
Deferred television costs	1,665	1,722
Other	1,095	735
	30,713	37,471

Investments in marketable securities	9,004	6,962
Property and equipment, net	1,603	3,375
Restricted cash	347	453
Investment in unconsolidated investee	2,923	2,923
Other	156	156
	44,746	$51,340

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$647	$674
Accrued payroll and related	1,070	1,205
Other accrued expenses	1,306	1,076
Deferred revenue	4,458	4,740
Income taxes payable	—	394
	7,481	8,089

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued and outstanding	—	—

Common stock, $0.001 par value; authorized 100,000 shares; 20,492 and 20,378 shares issued and outstanding, respectively	20	20
Additional paid-in capital	43,533	41,719
Retained earnings (deficit)	(6,269)	1,561
Accumulated other comprehensive loss	(19)	(49)
	37,265	43,251
	$44,746	$51,340

See notes to unaudited condensed consolidated financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In thousands, except per share data)		(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$1,424	$3,163	$8,132	$13,467
International television	490	623	1,709	2,191
Product licensing	759	861	2,618	2,378
	2,673	4,647	12,459	18,036

Online gaming	119	912	929	2,644
Event hosting and sponsorship fees	1,575	249	3,058	2,458
Other	38	60	171	212
Total Revenues	4,405	5,868	16,617	23,350

Cost of revenues	1,355	1,737	6,594	8,333

Gross profit	3,050	4,131	10,023	15,017

Selling, general and administrative expense	5,709	4,549	16,942	14,058
Loss on abandonment of online gaming assets	—	—	2,270	—

Earnings (loss) from operations	(2,659)	(418)	(9,189)	959

Other income:
Gain on sale of investment	—	4,541	—	10,216
Interest	448	431	1,359	1,175
Earnings (loss) before income taxes	(2,211)	4,554)	(7,830)	12,350

Income taxes	—	1,862	—	3,501

Net earnings (loss)	(2,211)	2,692)	(7,830)	8,849

Unrealized gains (loss) on securities	24	110	30	(300)

Comprehensive earnings (loss)	$(2,187)	$2,802	$(7,800)	$8,549

Net earnings (loss) per common share — basic and diluted	$(0.11)	$0.13	$(0.38)	$0.43

Weighted-average common shares outstanding — basic	20,603	20,603	20,603	20,408

Dilutive effect of common stock equivalents	—	—	—	7

Weighted-average common shares outstanding — diluted	20,603	20,603	20,603	20,415

See notes to unaudited condensed consolidated financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months ended September 30, 2007 and October 1, 2006

(unaudited)

						Accumlated
			Additional	Retained		Other
	Common Stock		Paid-in	Earnings	Deferred	Comprehensive
	Shares	Dollars	Capital	(Deficit)	Compensation	Earnings/(Loss)	Total
					(in thousands)
2007
BALANCES AT JANUARY 1, 2007	20,378	$20	$41,719	$1,561	$—	$(49)	$43,251
Common stock issued	114		1				1
Share-based compensation			1,813				1,813
Other comprehensive earnings						30	30
Net loss				(7,830)			(7,830)
BALANCES AT SEPTEMBER 30, 2007	20,492	$20	$43,533	$(6,269)	$—	$(19)	$37,265

2006
BALANCES AT JANUARY 2, 2006	20,158	$20	$34,113	$(6,208)	$(1)	$10,449	$38,373
Reduction of deferred compensation					1		1
Common stock issued	220		1				1
Share-based compensation			3,046				3,046
Income tax benefit from stock option exercises			3,169				3,169
Realized gain on sale of investment						(10,216)	(10,216)
Other comprehensive loss						(300)	(300)
Net earnings				8,849			8,849
BALANCES AT OCTOBER 1, 2006	20,378	$20	$40,329	$2,641	$—	$(67)	$42,923

See notes to unaudited condensed consolidated financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30, 2007	October 1, 2006
	(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$(7,830)	$8,849
Adjustments to reconcile net earnings (loss) to net cash provided by (used in operating activities:)
Depreciation	540	421
Share-based compensation	1,813	3,154
Realized gain on sale of investment	—	(10,216)
Income taxes		3,169
Loss on abandonment of online gaming assets	2,270	—
Increase in operating (assets liabilities:)
Accounts receivable	333	493
Income taxes payable	(394)	—
Deferred television costs	57	50
Other	(601)	(79)
Accounts payable	(27)	(713)
Accrued expenses	52	1,282
Deferred revenue	(282)	(12)
Net cash provided by (used in) operating activities	(4,069)	6,398

INVESTING ACTIVITIES:
Purchase of property and equipment	(754)	(2,216)
Investment in unconsolidated investee	—	(2,923
Purchases of marketable securities	(45,336)	(34,102)
Sales/redemptions of marketable securities	46,178	30,101
Proceeds from sale of investment	—	10,236
Net cash provided by investing activities	88	1,096

FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	106	(202)
Proceeds from stock option exercises	1	1
Net cash provided by (used in) financing activities	107	(201)

Net increase (decrease) in cash and cash equivalents	(3,874)	$7,293
Cash and cash equivalents — beginning of period	8,360	1,737
Cash and cash equivalents — end of period	$4,486	$9,030

See notes to unaudited condensed consolidated financial statements

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

The Company has reclassified $7.0 million of investments in marketable securities previously reported erroneously as current assets to non-current assets as of December 31, 2006. In addition, certain other minor reclassifications to amounts previously reported have been made to conform to the current period presentation. These reclassifications had no effect on net earnings (loss) or stockholders’ equity as previously presented.

2. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to employees and consultants of the Company are included in the computation after the options have vested when the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options (Note 3). Diluted earnings per common share is calculated by adjusting weighted-average outstanding shares, assuming conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents, which are immaterial are not considered in the calculation for loss periods because to do so would be anti-dilutive.

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

Following is a summary of the assumptions used to estimate the weighted-average fair value of the stock options granted during the periods presented using the Black-Scholes option-pricing model:

	Three months ended September 30, 2007	Three months ended October 1, 2006	Nine months ended September 30, 2007	Nine months ended October 1, 2006
Risk free interest rate	4.07%	4.62%	4.46%	4.65%
Expected term	6 years	6.5 years	6 years	6.5 years
Expected dividend yield	0%	0%	0%	0%
Expected volatility	69.89%	77.31%	71.98%	79.44%
Forfeiture rate	16.71%	4.13%	16.71%	4.13%
Weighted-average fair value	$2.29	$2.96	$2.87	$3.60

The table below summarizes share-based compensation expense, net of tax, related to employee stock options under SFAS 123(R), which was allocated as follows (in thousands):

	Three months ended September 30, 2007	Three months ended October 1, 2006	Nine months ended September 30, 2007	Nine months ended October 1, 2006
Total cost of share-based payment plans	$563	$638	$1,813	$2,918
Amounts capitalized in deferred television costs	—	9	—	9
Amounts charged against income, before income tax benefit	$563	$629	$1,813	$2,909

No income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements for the nine-month periods ended September 30, 2007 and October 1, 2006 (Note 4).  Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical earnings volatility, the Company’s relatively short operating history and expected taxable losses for fiscal 2007.

The following table summarizes stock option activity through the nine-month periods ended September 30, 2007 and October 1, 2006:

		Number of Common Shares
	Options outstanding	Exercisable	Available for grant	Weighted- avg. exercise price
2007
Balance at January 1, 2007	2,318,166	1,050,200	983,501	$6.76

Granted	287,000		(287,000)	$4.80
Forfeited /cancelled/expired	(90,466)		90,466	$8.49
Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47

Granted	182,000		(182,000)	$4.53
Forfeited /cancelled/expired	(85,667)		85,667	$5.25
Exercised	(113,660)			$0.0049
Balance at July 1, 2007	2,497,373	912,139	690,634	$6.67

Granted	220,000		(220,000)	$3.50
Forfeited /cancelled/expired	(202,599)		202,599	$7.26
Balance at September 30, 2007	2,514,774	1,307,106	673,233	$6.34

2006
Balance at January 2, 2006	2,158,000	620,333	283,667	$7.14

Granted	219,000		(219,000)	$6.20
Forfeited /cancelled/expired	(159,333)		159,333	$8.13
Exercised	(115,000)			$0.0049
Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36

Authorized			1,080,000

Granted	109,500		(109,500)	$5.18
Forfeited /cancelled/expired	(153,501)		153,501	$10.07
Exercised	(105,000)			$0.0049
Balance at July 2, 2006	1,953,666	619,333	1,348,001	$7.42

Granted	249,000		(249,000)	$4.22
Forfeited /cancelled/expired	(15,333)		15,333	$13.50
Balance at October 1, 2006	2,187,333	1,043,167	1,114,334	$7.01

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2007:

Options outstanding					Options exercisable
Range of exercise prices	Number outstanding	Weighted-avg. remaining contractual life	Weighted-avg. exercise price	Aggregate intrinsic value	Number exercisable	Weighted-avg. price	Aggregate intrinsic value
$0.0049	111,340	4.41	$0.0049	$320,114	111,340	$0.0049	$320,114
$3.50 — 4.80	910,500	9.46	4.19	—	37,500	4.21	—
$5.18 — 9.92	1,317,600	7.23	7.57	—	1,073,600	7.93	—
$11.95 — 14.51	166,000	7.88	12.17	—	77,333	12.27	—
$15.05 — 19.50	9,334	7.83	15.53	—	7,333	15.45	—
	2,514,774	7.96	$6.34	$320,114	1,307,106	$7.45	$320,114

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.88 on September 28, 2007, which would have been received by the option holders had they exercised their options as of that date.  The total intrinsic value of options exercised during the nine months ended September 30, 2007 and October 1, 2006 was $0.5 million and $1.4 million, respectively. No options were exercised during the three months ended September 30, 2007 and October 1, 2006.

As of September 30, 2007, total unrecognized compensation cost related to non-vested options was $2.5 million, which is expected to be recognized over the next 32 months on a weighted-average basis.

4. INCOME TAXES

The income tax provision was $0 and $3.5 million for the nine-month periods ended in 2007 and 2006, respectively, and the effective tax rate was approximately 0% and 28%, respectively. Based on the Company’s limited and volatile earnings history, the Company has recorded a full valuation allowance for the net deferred tax assets as management currently believes it is more likely than not that deferred tax assets will not be recovered in the foreseeable future.

Effective for the first quarter of 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Based on the Company’s assessment of its tax positions in accordance with FIN 48, there was no impact on the results of operations, financial condition or liquidity and accordingly, there was no effect on the Company’s deferred tax assets or related valuation allowance nor any cumulative effect adjustment recorded for the change in accounting principle in the first quarter of 2007. Furthermore, neither the income tax provision (benefit) or related accounts were impacted by FIN 48 during the three month and nine month periods ended September 30, 2007.

5. COMMITMENTS AND CONTINGENCIES

China agreement and related commitment. On August 6, 2007, the Company entered into an agreement with a Chinese government-sanctioned body with authority over certain leisure sports, including the popular national Chinese card game “Traktor Poker,” known as Tuo La Ji.   During the five year term of the agreement, the Company is to receive exclusive branding and certain marketing and sponsorship rights related to the China National Traktor Poker Tour.  In exchange for these rights, the Company is required to pay an annual fee, which starts at $505,000 in the first year and increases by 10% annually for the remaining four years of the agreement. The Company does not consider the annual fees for years two through five to be commitments as the agreement terminates for failure of payment.

Poker player litigation. On July 19, 2006, a legal action was commenced against the Company by seven poker players that alleges, among other things, an unfair business practice of the Company. On March 14, 2007, the plaintiffs filed a motion for summary judgment in the case and on April 12, 2007, the Company filed its opposition to the motion. On May 22, 2007, the Court denied the plaintiffs’ motion for summary judgment. A trial date has been set for April 1, 2008. Although management is currently unable to estimate the minimum loss to be incurred, if any, as a result of the ultimate outcome of this matter, it believes that the Company is not likely to sustain any material loss in connection therewith, and accordingly, no provision for loss has been recorded in connection therewith.

Miscellaneous legal matters. The Company is also involved in various inquiries, administrative proceedings and litigation relating to other matters arising in the normal course of the Company’s business.  While any proceeding or litigation has an element of uncertainty, management currently is unable to estimate the minimum loss to be incurred, if any, as a result of the final outcome of these matters but believes it is not likely to have a material adverse effect upon the Company’s future financial position or results of operations; accordingly, no provision for loss has been recorded in connection therewith.

6. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three months ended September 30, 2007 (in thousands):

		WPT Online
	WPT Studios	Gaming	Content	WPT Global Marketing	WPT China	Corporate	Total
Revenues	$2,163	$119	$19	$2,104	$—	$—	$4,405
Cost of revenues	876	134	12	333	—	—	1,355
Gross profit	1,287	(15)	7	1,771	—	—	3,050
Total assets	2,848	433	88	1,335	137	39,905	44,746
Depreciation	78	13	—	—	—	88	179

Three months ended October 1, 2006 (in thousands):

		WPT Online
	WPT Studios	Gaming	Content	WPT Global Marketing	WPT China	Corporate	Total
Revenues	$3,790	$912	$39	$1,127	$—	$—	$5,868
Cost of revenues	958	570	21	188	—	—	1,737
Gross profit	2,832	342	18	939	—	—	4,131
Total assets	3,111	709	51	1,087	—	46,408	51,366
Depreciation	96	—	—	—	—	70	166

Nine months ended September 30, 2007 (in thousands):

		WPT Online
	WPT Studios	Gaming	Content	WPT Global Marketing	WPT China	Corporate	Total
Revenues	$10,810	$929	$95	$4,783	$—	$—	$16,617
Cost of revenues	5,156	596	58	784	—	—	6,594
Gross profit	5,654	333	37	3,999	—	—	10,023
Depreciation	245	40	—	—	—	255	540

Nine months ended October 1, 2006 (in thousands):

		WPT Online
	WPT Studios	Gaming	Content	WPT Global Marketing	WPT China	Corporate	Total
Revenues	$16,768	$2,644	$142	$3,796	$—	$—	$23,350
Cost of revenues	6,447	1,359	80	447	—	—	8,333
Gross profit	10,321	1,285	62	3,349	—	—	15,017
Depreciation	254	1	—	—	—	166	421

7. SUBSEQUENT EVENTS

As a result of the decision to cease development of the Company’s stand-alone online gaming platform based on the CyberArts software, the Company wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007.  In addition to the write off, the Company curtailed the Israel operations and closed one of the two offices.  During the fourth quarter of 2007, further restructuring of the online division has been initiated, including closing down the remaining office in Israel.  The Company expects to incur between $150,000-$200,000 in costs during the quarter related to the closing of the Israel location.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Overview

We had a net loss in the first nine months of 2007 of $7.8 million, or $0.38 per fully diluted share, compared to net income of $8.8 million, or $0.43 per fully diluted share, in the 2006 period. The primary reasons for the net loss in the 2007 period compared to the net earnings in 2006 are as follows:

•                  The prior year period included a gain on sale of our investment in PokerTek, Inc. of $10.2 million, which was offset by an income tax provision of $3.5 million.

•                 During the second quarter of 2007, we wrote-off approximately $2.3 million in online gaming assets as a result of ceasing development of our stand-alone online gaming operation and joining the CryptoLogic online gaming network.

•                  Revenues in the 2007 period decreased by $6.7 million as compared to the 2006 period, principally because of the delivery of fewer television episodes in 2007.

•                  Selling, general and administrative expense increased year-over-year by $2.9 million, primarily due to the Company’s increased efforts in developing its online gaming operations, as well as costs associated with WPT China.

Business Overview

We create internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, currently airs on the Travel Channel in the United States, and is expected to begin airing on GSN in early 2008, and has been licensed to telecast in more than 150 markets globally.  We also offer a real-money online gaming website which prohibits wagers from players in the U.S. and other restricted jurisdictions.  We currently license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware.  We are also engaged in the sale of corporate sponsorships.  We have four operating units:

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights of our television shows and through casino host fees. Since our inception, the WPT Studios division has been responsible for approximately 72% of our total revenue. We licensed Seasons One through Five of the WPT series to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement (the “TRV Agreement”). On April 2, 2007, we entered into an agreement (the “GSN Agreement”) with Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license from us the sixth season of the WPT series for the payment of a $300,000 license fee per episode.  Under the TRV agreement, we received an average of $477,000 per episode for Season Five.  We have license agreements for the distribution of our WPT and PPT episodes into international territories for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses.  We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).

Since our inception, fees from the TRV Agreement and an agreement with TRV relating to the PPT series have been responsible for approximately 57% of our total revenue. For each season covered by the TRV Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the U.S. for four years.

Under the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode we produce, which are payable at various times during the pre-production, production and post-production process and revenues are recognized upon receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to the cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Six of the WPT series, including the delivery and exhibition of the episodes each season:

World Poker Tour Season	Date of Agreement or Option for Season	Number of episodes (including specials)	Production Period and Delivery of Episodes	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003— June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007	August 2006 — August 2007
Season Six	April 2007	23	May 2007 — April 2008 (projected)	March 2008 — August 2008 (projected)

The agreement with TRV relating to the PPT series, which continues to cover the broadcast rights to Season One was substantially similar in structure to the TRV Agreement.

Under the WPT and PPT Agreements, TRV has the right to receive a percentage of our adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met.  For the nine months ended September 30, 2007, we recognized $0.5 million of Travel Channel participation expense that was recorded in cost of revenues.

In December 2006, we signed a multi-year agreement with PartyGaming Plc, owner of PartyPoker.com, pursuant to which they sponsor certain international television broadcasts of the WPT and PPT.  The agreement covers shows produced under WPT Seasons Four, Five, and Six and PPT Seasons One, Two, and Three. The agreement helps solidify and expand the international WPT brand through PartyGaming’s extensive marketing resources, provides valuable promotional opportunities for WPT’s online gaming site, worldpokertour.com, and represents a new revenue stream for us.  PartyPoker.com receives exclusive in-show branded integration and association with a premiere brand in televised poker.  For the three months ended September 30, 2007, we recognized revenues of $0.7 million from the PartyGaming agreement.

WPT Global Marketing, includes branded consumer products, sponsorship, and event management divisions. Our branded consumer products division generates revenue principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. We have generated significant revenues from existing licensees, including Hands-On Mobile and MDI.

Our sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations.  Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three, Four and Five of the WPT series on TRV. In addition, we had an agreement with Blue Diamond Almonds to sponsor the WPT Season Five Championship in April 2007 at the Bellagio.  We recognized revenues from these agreements as the Season Five programs were broadcast.

WPT Online.  In 2005, we began operating WPTonline.com through a license agreement with WagerWorks, Inc., under which we licensed our brand to WagerWorks and WagerWorks shared with us a percentage of all net revenue it collected from the operation of the online poker room and online casino.  In June 2007, WPTonline.com ceased operations and the relationship with WagerWorks, Inc. was terminated as we transitioned to a new online gaming software platform as described below.

14

In 2006, we decided to develop our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC, and hired approximately thirty employees in Israel to develop the software and support infrastructure. On April 23, 2007, we entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). As a result of the decision to move away from the online gaming platform we were developing based on the CyberArts software and stopping the development of our own online gaming site, we wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off, during the second quarter of 2007, we curtailed our Israel operations and closed one of our two offices. In the fourth quarter of 2007, we decided to close the remaining office in Israel and expect to incur between $150,000-$200,000 in closing costs during the quarter.

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

On June 14, 2007, CryptoLogic delivered the poker software to us and the go-live date for our online poker room was June 28, 2007. On July 26, 2007, CryptoLogic delivered ten casino games (the “Initial Casino”), including multi-hand blackjack, European roulette and multiple interactive slots including their most popular – Millionaire’s Club ®, Bejeweled ®, and The Hulk TM.  We also have an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide our customers with access to a full suite of casino games within three months of such notice.

We are entitled to the following percentages of net gaming revenue: (a) Seventy-eight percent (78%) of the first $150,000 per month, (b) Seventy-nine percent (79%) of revenue in excess of $150,000 but less than $500,000 per month; and (c) Eighty percent (80%) of the revenue in excess of $500,000 per month.  CryptoLogic is entitled to earn a minimum guaranteed revenue associated with the Initial Casino of $500,000 per year or $125,000 per quarter. In the third quarter we had a shortfall of approximately $77,000, which will be netted against future settlements from CryptoLogic.

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

Our online gaming business generated approximately $0.9 million in revenues, which are presented gross of WagerWorks and CryptoLogic costs and net of network promotions and bonuses, for the nine months ended September 30, 2007, compared to costs of revenues of approximately $0.6 million.

WPT China. On August 6, 2007, we entered into a Cooperation Agreement (the "Cooperation Agreement") with the China Leisure Sports Administrative Center (the "CLSAC"), a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game "Traktor Poker" or "Tuo La Ji." Pursuant to the Cooperation Agreement, we have the right to brand and exploit the China National Traktor Poker Tour (the "Traktor Poker Tour") during the five (5) year term of the Cooperation Agreement. Additionally, we are afforded certain marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events and the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media. Furthermore, the CLSAC agreed to organize no less than fifteen (15) Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the Traktor Poker Tour. In exchange, we pay a yearly fee to the CLSAC, which starts at Five Hundred and Five Thousand Dollars ($505,000) for the first year and increases by ten percent (10%) annually for the remaining four years of the term.

On October 12, 2007, we officially launched the inaugural season of the WPT National Traktor Poker Tour in Lanzhou, Gansu. The tournament was the first of 15 regional preliminary tournaments to be held each weekend throughout China, which will run from October 2007 through April 2008. Tour play is based on a team structure where teams in each tour city compete to qualify for a final tournament called the Grand Final.

Results of Operations

During the three and nine month periods ended September 30, 2007, we experienced substantial operating losses as compared to earnings in the comparable periods of the prior year. This decline in our operating results as compared to the prior year was due primarily to a gain on the sale of an investment in the prior year, a decline in revenues, principally because of the delivery of fewer television episodes, and increased costs in the current year related to our online gaming operations. See additional details below.

Nine months Ended September 30, 2007 Compared to the Nine months Ended October 1, 2006

Revenues. Our total revenues decreased by $6.7 million (29%) during the nine months ended September 30, 2007, compared to the nine months ended October 1, 2006. Domestic television licensing revenues decreased $5.3 million (40%) in the first nine months of 2007 compared to the 2006 period. The decrease was primarily a result of the delivery of seventeen episodes of Season Five of the WPT television series in the first nine months versus sixteen episodes of Season Four of the WPT and nineteen episodes of the PPT delivered in the 2006 period. International television licensing revenues decreased by $0.5 million as a result of fewer distribution agreements in the international marketplace.  Product licensing revenues increased by approximately $0.2 million (10%) in the first nine months of 2007 compared to the 2006 period. The increase was primarily due to higher interactive gaming revenues from Take Two.  Online gaming decreased $1.7 million (65%) primarily due to lower levels of player activity versus the prior year period, as well as us ceasing operations on the WagerWorks network in June while transitioning our online gaming operations to CryptoLogic.  Event hosting and sponsorship revenues increased $0.6 million (24%) primarily due to PartyGaming sponsorship revenues that did not exist in the same period in 2006.

Cost of revenues. Cost of revenues decreased by approximately $1.7 million (21%) in the first nine months of 2007 compared to the 2006 period.  The decrease was a result of a decrease in production costs of $1.3 million as we delivered fewer episodes in the 2007 period versus the 2006 period, as noted above. Additionally, online gaming cost of revenues decreased $0.8 million in the 2007 versus the 2006 period due to lower revenues. The decreased costs were offset by higher costs of $0.4 million related to PartyGaming sponsorship revenues.

Gross margins.  Overall gross margins were 60% in the first nine months of 2007 compared to 64% in the first nine months of 2006.  Domestic television licensing margins were 41% in the first nine months of 2007 compared to 55% in the same period in 2006.  This decrease was principally because of the delivery of nineteen episodes of our PPT series in 2006 for which the production costs had been expensed in an earlier period.  In addition, online gaming contributed to the overall lower margin in the first nine months of 2007 as a result of an amendment of the agreement with WagerWorks that was effective in July 2006, which significantly increased the percentage of revenues paid to it.

Selling, general and administrative expense. Selling, general and administrative expense increased $2.9 million (21%) year-over-year to $16.9 million. The increase was primarily due to our efforts to develop our own online gaming software and support infrastructure prior to entering into an agreement with CryptoLogic, as well as costs associated with WPT China.

Loss on abandonment of online gaming assets. During the second quarter of 2007, we wrote-off approximately $2.3 million in online gaming assets as a result of ceasing development of the stand-alone online gaming platform we were developing based on the CyberArts software.

Other income. Other income decreased in 2007, primarily as a result of recognizing $10.2 million in gain on sale of investment in the first nine months of 2006, relating to the sale of the stock in PokerTek, Inc. Interest income increased by $0.2 million (16%) for the first nine months of 2007 compared to the 2006 period, primarily due to higher interest rates on cash equivalents and investment in marketable securities balances.

Income taxes.  The income tax provision was $0 and $3.5 million for the first nine months of 2007 and 2006, respectively, and the effective tax rate for the first nine months of 2007 and 2006 was approximately 0% and 28%, respectively. We experienced no effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes, in 2007. We expect to generate a net operating loss for 2007, and a valuation allowance has been recorded for the net deferred tax asset related to the net loss generated in the first nine months.

Three Months Ended September 30, 2007 Compared to the Three Months Ended October 1, 2006

Revenues. Our total revenues decreased by $1.5 million (25%) during the three months ended September 30, 2007, compared to the three months ended October 1, 2006. Domestic television licensing revenues decreased $1.7 million (55%)

in the third quarter of 2007 compared to the 2006 period. The decrease was primarily a result of the delivery of three episodes of Season Five of the WPT series in the third quarter versus the delivery of one episode of Season Five of the WPT and nine episodes of the PPT in the 2006 period.  International television licensing revenues decreased by $0.1 million (21%) as a result of fewer distribution agreements in the international marketplace.  Product licensing revenues decreased by approximately $0.1 million (12%) in the third quarter of 2007 compared to the 2006 period. The decrease was primarily due to lower license revenues from US Playing Cards and MDI.  Online gaming decreased $0.8 million (87%) due to lower levels of player activity, which was primarily a result of migrating less than 20% of our player database from WagerWorks, as well as not aggressively marketing the online gaming site. Event hosting and sponsorship revenues increased $1.3 million primarily due to PartyGaming sponsorship revenues that did not exist in the same period in 2006 and sponsorship revenues from the airing of seven Season Five episodes in the third quarter of 2007 versus no airings in the prior year period.

Cost of revenues. Cost of revenues decreased by approximately $0.4 million (22%) in the third quarter of 2007 compared to the 2006 period.  The decrease was primarily a result of a decrease in online gaming costs of $0.4 million as there were lower levels of player activity as we transitioned operations from the WagerWorks network to the CryptoLogic network.

Gross margins.  Overall gross margins were 69% in the third quarter of 2007 compared to 70% in the third quarter of 2006.  Domestic television licensing margins were 42% in the third quarter of 2007 compared to 73% in the same period in 2006.  This decrease was principally because of the delivery of nine episodes of our PPT series in 2006 for which the production costs had been expensed in an earlier period.  The lower domestic television margins in the 2007 period were largely offset by increased margin contribution from international television and sponsorship.

Selling, general and administrative expense. Selling, general and administrative expense increased $1.2 million (26%) quarter-over-quarter to $5.7 million. The increase was primarily due to costs associated with our online gaming operation, as well as costs associated with our WPT China segment, which was not established in the 2006 period.

Other income. Other income decreased in 2007, primarily as a result of recognizing $4.5 million in gain on sale of investment in the third quarter of 2006, relating to the sale of the stock in PokerTek, Inc. Interest income was relatively flat in the third quarter of 2007 compared to the 2006 period.

Income taxes.  The income tax provision was $0 and $1.9 million for the third quarter of 2007 and 2006, respectively, and the effective tax rate for the third quarter of 2007 and 2006 was approximately 0% and 41%, respectively. We expect to generate a net operating loss for 2007, and a valuation allowance has been recorded for the net deferred tax asset related to the net loss generated in the third quarter.

Liquidity and Capital Resources

During the first nine months of 2007, cash and cash equivalents and investments in marketable securities decreased by $4.7 million to a combined balance of $34.9 million. Cash flows were used to support operating activities and to purchase property and equipment. Our principal cash requirements consist of the following costs: online gaming operations, television production, payroll and benefits, professional fees, marketing, business insurance and office lease. We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of our online gaming, media and other businesses and for general corporate purposes. We anticipate that sales and marketing costs will increase significantly in upcoming quarters as we aggressively market our online gaming website. In addition, we intend to invest significantly in international expansion, including our recent activities in China where we signed an agreement with the CLSAC. This agreement requires an annual payment for exclusive marketing and sponsorship opportunities in China, starting at $505,000 and increasing by 10% each year. In addition, our operating and marketing efforts in China will likely require significant expenditures. We expect that cash, cash equivalents and investments in marketable securities on hand and generated from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

However, we may from time to time seek additional capital to fund our operations or fund our expansion plans as circumstances arise. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

The table below sets forth our known contractual obligations as of September 30, 2007 (in thousands):

	Payments due by period
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and beyond
Operating lease obligations (1)	$3,288	$849	$1,786	$653	$—
Purchase obligations (2)	2,680	1,382	1,298	—	—
Employee obligations (3)	625	500	125	—	—
	$6,593	$2,731	$3,209	$653	$—

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

(2)                   Purchase obligations include minimum guarantees to CryptoLogic and operational expenses associated with our online gaming division, as well as a $505,000 annual payment to the CLSAC for exclusive marketing and sponsorship opportunities in China (the table does not include commitments for years two through five, as the agreement terminates for failure of payment). Additionally, included in purchase obligations are open purchase orders of approximately $460,000 as of September 30, 2007.  These liabilities are included in Other Accrued Expenses.

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

Online gaming revenues are recognized monthly based on detailed statements received from CryptoLogic, our online gaming service provider, for online poker and casino activity during the previous month.  In accordance with EITF 99-19, we present online gaming revenues gross of the service provider costs, (including the service provider’s management fee, royalties and credit card processing fees that are recorded as cost of revenues) as we have the ability to adjust price and specifications of the online gaming site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site. We include certain promotional expenses related to free bets and deposit bonuses along with customer chargebacks as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Deferred television costs:  We account for deferred television costs in accordance with SOP 00-2.  Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships, since we have insufficient operating history to enable such anticipation.  Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management currently estimates that 41% of the approximately $1.7 million in capitalized deferred television costs at September 30, 2007, are expected to be expensed in connection with episode deliveries by the end of fiscal 2007.

Investments:  On July 31, 2006, we acquired an approximate 10% ownership interest in Cecure Gaming (“Cecure”) for approximately $2.9 million.  Cecure designs and operates software and products which enable Cecure or its licensees to offer gaming services to customers via mobile devices.  As we have less then 20% ownership interest and do not have the ability to exercise significant influence over Cecure, we account for this investment under the cost method and adjust only for other than-temporary declines in fair value.  Management is currently unaware of any change in circumstance that might trigger such a decline.

Income taxes:  We must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Our current growth plans include international expansion, primarily related to our online gaming business and activities in China, and expansion of our television and product licensing businesses.  Although we anticipate that all potential strategies will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy.  Therefore, based on our limited and volatile earnings history combined with our cautious optimism, we have determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that deferred tax assets will not be recovered in the foreseeable future.

Effective for the first quarter of 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Based on the Company’s assessment of its tax positions in accordance with FIN 48, there was no impact on the results of operations, financial condition or liquidity and accordingly, there was no effect on the Company’s deferred tax assets or related valuation allowance nor any cumulative effect adjustment recorded for the change in accounting principle in 2007.

Recently Issued Accounting Pronouncements

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

•                     We depend on third parties to develop and market our operations in China, and we have little control over their day-to-day operations and have no way to ensure that we can monetize our China operations effectively;

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2007, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and our Form 10-Qs for the quarters ended April 1 and July 1, 2007 some of which have been revised in their entirety that are listed below.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

•       our agreement with CryptoLogic, pursuant to which CryptoLogic operates and manages our WPT-branded real-money gaming website, WorldPokerTour.com;

•          our agreement with the CLSAC, pursuant to which the CLSAC will work with us to develop and market the WPT Traktor Poker Tour in China.

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

In connection with our prior decision to build and operate our own online gaming site, we significantly expanded our international presence.  Furthermore, we recently began operations in China pursuant to our agreement with the CLSAC, pursuant to which we will develop and market the WPT Traktor Poker Tour in mainland China. We intend to further expand our business in foreign markets in other ways, including continued international distribution of our U.S. telecasts, creating additional poker tours in foreign countries and distributing branded merchandise in foreign countries. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures and the status of regulatory requirements that may restrict the sales of our products, increase costs of foreign production or other costs that prohibit Internet gaming activities in international jurisdictions. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in significant increases in our costs or decreases in our earnings.

The China initiative is unproven,  its success will depend on multiple factors beyond our control, and there is no guarantee that we will be able to monetize our rights in the territory.

The success of our initiative in China will greatly depend upon our ability to expand our brand and to monetize our rights throughout the territory.  We are highly dependent upon third parties for the organization of events, acquisition and use of certain business licenses throughout China, the marketing of the WPT Traktor Poker Tour and the licensing of our trademark and intellectual property rights. If these third parties fail to perform as anticipated, business operations in China could be severely affected. Furthermore, there is no guarantee that we will be able to successfully enforce our rights in China against any infringers of our trademarks or other rights granted to us.

We are highly dependent upon the CLSAC’s performance of its obligations under its contract, which include organizing Traktor Poker Tour events, securing placement of the championship finals on a major Chinese Television station, and promoting the tour.  Failure of the CLSAC to properly support the tour could severely impact our ability to generate revenue in China.   Morever, even if the tournaments attract a large number of participants, we cannot guarantee that this will translate into significant revenue for the Company.

ITEM 5. OTHER INFORMATION

On September 10, 2007, we hired Andy A. Goetsch as our Executive Vive President – Online Gaming.  The material terms of his employment are contained in Exhibit 10.2 hereof.

ITEM 6. EXHIBITS

10.1	Cooperation Agreement by and between WPT Enterprises, Inc. and the China Leisure Sports Administrative Center, dated August 6, 2007.

10.2	Material terms of Andy A. Goetsch employment, dated September 10, 2007.

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2007	WPT ENTERPRISES, INC.
Registrant

/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer