Form 10-K
period 2007-12-30
WPT ENTERPRISES INC
filed 2008-03-11
CIK 1283843

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-24993

WPT Enterprises, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	7812 (Primary Standard Industrial Classification Code Number)	77-0639000 (I.R.S. Employer Identification Number)

5700 Wilshire Boulevard, Suite 350
Los Angeles, California 90036
Telephone: (323) 330-9900
Facsimile: (323) 330-9902
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing sale price on June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter was $26,041,001. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors and its parent company, Lakes Poker Tour, LLC.

As of March 1, 2008, there were 20,491,993 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 22, 2008 are incorporated by reference into Items 10 through 14, inclusive.

PART I

Item 1.    Business

        The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of WPT Enterprises, Inc. could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Risk Factors."

Overview

        We create internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our World Poker Tour®, or WPT®, television series, based on a series of high-stakes poker tournaments, currently airs on the Travel Channel in the United States, and will begin airing on the Game Show Network ("GSN") in March 2008, and has been licensed for broadcast globally. We currently license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware, and are engaged in the sale of corporate sponsorships. We offer a real-money online gaming website which prohibits wagers from players in the U.S. and other restricted jurisdictions. We also have operations in mainland China, pursuant to our agreement with the China Leisure Sports Administrative Center (the "CLSAC"), where we are developing and marketing the WPT China National Traktor Poker Tour.

History

        We were founded on March 1, 2002, by Steven Lipscomb, who currently serves as our Chief Executive Officer and President, and Lakes Poker Tour, LLC, a wholly-owned subsidiary of Lakes Entertainment, Inc., whose founder and Chief Executive Officer, Lyle Berman, serves as our Executive Chairman of the Board. We were initially organized as a Delaware limited liability company named World Poker Tour, LLC. We converted into a Delaware corporation named "WPT Enterprises, Inc" immediately prior to our initial public offering in August 2004. Lakes Poker Tour continues to own a majority of our outstanding common stock.

Our Business Segments

        We operate through four main business segments, WPT Studios, WPT Global Marketing, WPT Online, and WPT China, described in greater detail below:

        WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of our television broadcasts, international television sponsorship revenue, as well as host fees from casinos and cardrooms that host our televised events. The majority of our revenues to date has resulted from WPT Studios, which has represented approximately 73% of our Company's total revenues.

        WPT Global Marketing includes branded consumer products, sponsorships, and event management divisions. Our branded consumer products division generates revenue principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. Our sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events.

        WPT Online includes our international real money gaming website at WorldPokerTour.com and domestic website at WorldPokerTour.com, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store, and ClubWPT.com, which launched in January 2008.

        WPT China, which began operating in 2007, represents our efforts in China to help build the sport and popular Chinese national card game "Tuo La Ji" or "Traktor Poker™". In 2007, we entered into a Cooperation Agreement (the "Cooperation Agreement") with the China Leisure Sports Administrative Center (the "CLSAC"), a Chinese government-sanctioned body within the Sports Ministry with authority over certain leisure sports, including Tuo La Ji. Pursuant to the Cooperation Agreement, we have the right to brand and exploit the WPT China National Traktor Poker Tour™ (the "Traktor Poker Tour") during the five (5) year term of the Cooperation Agreement. Additionally, we are afforded certain marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events and the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media, and rights to sell online and mobile subscriptions.

        The table below sets forth, for each period shown, the aggregate revenues, in thousands, attributable to each business segment and the amount of such revenues as a percentage of our total revenues:

	2007	2006	2005
WPT Studios	$15,175	$20,960	$11,503
	69.9%	71.6%	63.7%
WPT Global Marketing	5,193	4,853	5,278
	23.9%	16.6%	29.2%
WPT Online	1,344	3,448	1,282
	6.2%	11.8%	7.1%
WPT China	—	—	—
	—%	—%	—%

	$21,712	$29,261	$18,063

WPT STUDIOS

The World Poker Tour

Background

        The WPT is a sports league of affiliated poker tournaments open to the public. There are currently 19 regular WPT tournaments or tour stops on the circuit, which are hosted by prestigious casinos and poker rooms. Each season of tour stops culminates in the WPT World Championship at the Bellagio Hotel and Casino in Las Vegas, Nevada, which includes the winners of each of that season's previous WPT tournaments. The WPT stops have attracted well-known and established professional and amateur poker players on the poker circuit. We also make our tour stops accessible to the mainstream poker player by partnering with casinos and poker rooms which host "satellite" and "super satellite" poker tournaments in which the winner or winners may ultimately earn a paid entry into a WPT event. At our tour stops, we film the final table of six participants competing for some of the poker world's largest tournament prize pools. We then edit the footage from each tour stop into a two-hour episode, resulting in a series of two-hour episodes, which are distributed for telecast to both domestic and international television audiences. In addition, we film and produce special episodes based on a variety of non-traditional poker tournaments, which we also distribute for telecast along with the episodes based on our regular tour stops.

        The WPT brand has gained recognition through the telecast of the World Poker Tour television series, which currently airs on the Travel Channel and subsequently on multiple television networks around the world. Since its premiere during the spring and summer of 2003, our television series has become the Travel Channel's highest rated program, based on data compiled by Nielsen Media Research that measures the number of television households viewing the series' episodes. On April 2, 2007, we entered into an agreement with the Game Show Network ("GSN"), pursuant to which GSN agreed to license from us the sixth season of the WPT series, which begins airing in March 2008. GSN also has an option for Season Seven of the WPT that is exercisable no later than sixty days following GSN's initial airing of the first episode of Season Six, which is projected to air on March 24, 2008. The following table describes the timing of Seasons One through Six of the World Poker Tour series, including our delivery and the exhibition of the episodes each season:

World Poker Tour Season	Date of TRV/GSN Agreement or Option for Season	Number of episodes (including special episodes)	Production Period and Delivery of Episodes to TRV/GSN	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002—June 2003	March 2003—June 2003
Season Two	August 2003	25	July 2003—June 2004	December 2003—September 2004
Season Three	May 2004	21	May 2004—April 2005	October 2004—August 2005
Season Four	March 2005	21	May 2005—April 2006	October 2005—June 2006
Season Five	March 2006	22	May 2006—April 2007	August 2006—August 2007
Season Six	April 2007	23	May 2007—July 2008 (projected)	March 2008—August 2008 (projected)

WPT Tour Stops

        Poker tournaments have been hosted by many casinos and cardrooms around the world for many years. To gain a seat at the table in these tournaments, competitors "buy in" by paying an entry fee, some or all of which goes into the tournaments' prize pools (that is, the amount of money that the winners take home). This buy in amount at major tournaments ranges from $5,000 to as much as $25,000 at the largest and best-known tournaments. At the WPT's regular season events and the WPT World Championship, anyone is eligible to buy in and play, subject to the house rules of the host casino and to the laws of the jurisdiction where the tournament is held.

        The style of poker played at all WPT events is Texas Hold 'Em. Players are assigned to different tables at which each player competes against the others until being eliminated by losing all of his or her chips. Tables are combined as players are eliminated and the players holding chips continue to compete until six players remain. On the last day of the tournament, these six players compete at the "final table" located in a designated WPT arena until only one player, the champion, remains. Professional and amateur poker players may be drawn to established tournaments based on the size of a poker tournament's prize pool, the prestigious nature of the casino or cardroom hosting the event, the history and tradition of the tournament itself and the level of the competition drawn to the event.

        While many of WPT's tournaments have been in existence for years, we have turned them into a circuit of events that is affiliated under the WPT name creating a sporting circuit in the tradition of the National Basketball Association, the National Football League, NASCAR, and the PGA Tour. The inaugural season of the WPT consisted of 12 tour stops and the season ending WPT World Championship, and we have added additional tournaments to the WPT's list of tour stops in the subsequent seasons. Currently, the WPT consists of the following 19 annual poker tournaments, which comprise our Season Six tour stops:

  •
  Mirage Poker Showdown—Mirage Casino-Hotel (Las Vegas, Nevada);

  •
  Mandalay Bay Poker Championship—Mandalay Bay (Las Vegas, Nevada);

  •
  Bellagio Cup—Bellagio (Las Vegas, Nevada);

  •
  Legends of Poker—Bicycle Casino (Bell Gardens, California);

  •
  Gulf Coast Poker Championship—Beau Rivage (Biloxi, Mississippi);

  •
  Borgata Poker Open—Borgata Hotel Casino and Spa (Atlantic City, New Jersey);

  •
  Turks & Caicos Poker Classic—The Players Club (Club Med, Turks & Caicos);

  •
  WPT Spanish Championship—Casino Barcelona (Barcelona, Spain);

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

  •
  WPT Invitational—Commerce Casino (Commerce, California);

  •
  Shooting Stars of Poker—Bay 101 Casino (San Jose, California);

  •
  World Poker Challenge—Grand Sierra Resort Casino (Reno, Nevada);

  •
  Foxwoods Poker Classic—Foxwoods Resort Casino (Mashantucket, Connecticut);

  •
  WPT World Championship—Bellagio (Las Vegas, Nevada).

        In addition to receiving the first place portion of the tournament's prize pool, the winner of each regular tour stop also receives a paid entry into the World Poker Tour season's culminating event, the WPT World Championship, which is hosted by the Bellagio in Las Vegas. At the WPT World Championship, each of that season's previous tour stop winners compete with other participants for one of the largest prize pools in tournament poker. In each of the first five seasons of the World Poker Tour, the number of players, size of prize pools and number of tour stops have all increased. We are seeing a slight increase in number of players and size of the prize pools as compared to Season Five as we proceed through Season Six.

WPT Specials

        In addition to filming and producing content for distribution and exhibition based on the final tables of the WPT's regular tour stops, we also film and produce non-tournament WPT episodes. To date, these special episodes have included the following:

  •
  WPT Ladies Night

  •
  WPT Battle of Champions

  •
  WPT Hollywood Home Game

  •
  WPT Bad Boys of Poker

  •
  WPT Poker by the Book

  •
  WPT Young Guns of Poker

  •
  WPT American Chopper vs. Trading Spaces

  •
  WPT Invitational

  •
  WPT Fathers and Sons

Access to the WPT—Our Satellite and Super Satellite Tournaments

        To have a successful buy-in tournament event like the regular WPT events or the WPT World Championship, "satellite" and "super satellite" tournaments are important in ensuring a large field of players that will generate a substantial prize pool for the winners. Satellites are tournaments that allow players to buy in for a fraction of the cost of a major event in hopes of winning a seat in other satellites or the major event itself. For example, assuming that a WPT event costs $10,000 to enter, a one-table satellite (ten players) for this event would cost $1,000 to play and the winner of the satellite would receive a paid entry into the $10,000 event. Most casinos host satellites nightly for as few as two weeks and as much as one year prior to their major events. Casinos and cardrooms also host super satellites, which are multi-table tournaments held for major events. Because super satellites contemplate more participants given their multiple table format, the buy-in amounts tend to be significantly less than that of the one-table satellites.

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

Telecast License Agreements with GSN

        On April 2, 2007, we entered into a licensing agreement with GSN, pursuant to which GSN agreed to license from us the sixth season of the WPT television series (the "Show") for $300,000 per episode. The parties agreed that Season Six of the Show will total twenty-three (23) episodes. The per episode fee increases by 5% in each future season of the Show in the event GSN exercises its options for future seasons, as described below. Furthermore, we are entitled to a bonus fee per episode of between $20,000 and $35,000, payable after the end of each season, in the event the average Nielsen ratings of all of the premiere episodes in a season exceed certain agreed-upon levels. In addition to Season Six of the Show, GSN has two (2) consecutive, exclusive options for the seventh and eighth seasons of the Show. Each of the subsequent season options is exercisable no later than sixty (60) days following GSN's initial airing of the first episode of the previous season. If GSN exercises each of those options, the GSN Agreement allows GSN to have an exclusive right of first negotiation and last refusal with us, for a limited period of time with respect to the ninth season of the Show. As is customary in most production agreements with television networks, GSN retains the right to approve all material creative elements of the Show.

        GSN retains an exclusive right to broadcast episodes of English versions of the Show for an unlimited number of times during the applicable license period solely on the GSN network in the United States, and a non-exclusive right to broadcast English versions of the Show in Canada and in the island countries and territories of the Caribbean (the "Territory"). In addition, GSN has the right in the Territory to exploit the

Show for video-on-demand services in certain specified media; provided that revenue derived by GSN from video-on-demand services will be split equally between the parties (after GSN's deduction of certain costs). We retain the right to exploit the Show anywhere in the world (including the Territory) with respect to non-English versions of the Show, or English or non-English versions of the Show in any medium other than the GSN television network and video-on-demand. Furthermore, we may exploit non-WPT branded poker programming (such as the Professional Poker Tour®) without any restrictions under the GSN Agreement. We cannot exploit any versions of the Show in the Territory until three (3) months after each applicable episode has aired on the GSN network (with limited exceptions for use on the Company's website, or certain other types of media).

        With respect to promotional rights, GSN has committed to spend at least $3,000,000 in marketing costs for each season of the Show licensed by it. GSN has the right to promote and advertise the Show in any and all media during the license term. Any sponsorship or in-show advertising of the Show is subject to the mutual approval of the parties. The GSN Agreement also provides GSN with rights to shoot "behind the scenes" footage of the Show and to exhibit the footage on its website (subject to certain time restrictions on the length of such clips). We and GSN have the right to use clips from the Show in any media for promotional purposes (also subject to certain clip length restrictions).

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

        Under our agreements with the Travel Channel, we received fixed license fees for each episode, paid at various times during our production and post-production process. This per-episode license fee for the World Poker Tour increased by a fixed percentage in each year that the Travel Channel exercised its option for a new season. For no additional payments, the Travel Channel received rights to show repeats of the episodes an unlimited number of times on the Travel Channel or other Discovery Channel networks in the United States for a period of four years, or three years in the case of the episodes from Season One, following an episode's first exhibition on television in the U.S. or, if sooner, 60 days after we satisfactorily deliver the episode to the Travel Channel. As is customary in most production agreements with television networks, the Travel Channel retained final edit rights over the programs that we produced.

        Since the license fees we received pursuant to the Travel Channel agreement either remained constant or increased at a prescribed rate for each new season of programming, our television ratings did not affect the license fees we received from the Travel Channel during the term of the agreement. However, the ratings evidence the popularity of our television series and the penetration of our brands, each of which may be an indication of our ability to obtain increased fees from international telecast licenses and other sources based on our brands' popularity.

        While we have retained worldwide television rights to telecast the WPT and Professional Poker Tour® ("PPT") episodes outside the U.S. and the right to pursue other business activities related to the WPT and PPT events and brand worldwide, the Travel Channel has rights to receive 15% of our adjusted gross revenues from all DVD and home video sales, merchandising and publishing activities and international television licenses in connection with Season One through Five of the World Poker Tour television series and Season One of the PPT television series.

The Professional Poker Tour

        We entered into an agreement with Discovery Communications, Inc. (the parent company to the Travel Channel) in January 2006, pursuant to which Travel Channel agreed to license the rights to telecast the PPT events. The PPT events differed somewhat from the WPT in that only qualified players were permitted to play in PPT events. The PPT's first season, which included 24 two-hour episodes, aired on the Travel Channel during 2006. The agreement with Discovery, which covered the broadcast rights to Season One was similar in structure to our agreement with Travel Channel with respect to the WPT. On May 1, 2006, the Travel Channel notified us that it had chosen to not exercise its options for Season Two and subsequent seasons of the PPT. Accordingly, we are currently assessing our future options for the PPT.

Our Television Series

        Using our innovative sports-style production, we shoot our footage of the final table of each WPT event from as many as 19 different camera angles, incorporate graphics and distinctive lighting and add commentary from on-air poker personalities. Our productions also feature specially-designed poker tables conducive to televised poker play and include our WPT Cams, which are small cameras placed on the poker table in front of each player that reveal each competitor's hidden cards, or "hole cards," to the television audience at the same time the player looks at his or her hand. Using the footage we obtain at the final tables of our WPT events, we edit the footage into two-hour episodes for each tournament for distribution and telecast on cable and/or broadcast television.

International Television Distribution

  International Telecast Agreements

        Since 2004, we have entered into agreements for international telecast of our episodes covering over 150 countries and territories. Each of these agreements grants the international licensee an exclusive license to exhibit certain WPT and PPT episodes in the applicable territory and distribution channel for a period of time ranging from seven months to two years. In addition, certain agreements provide the licensee with either an option to license additional seasons of WPT programming on similar terms or a right of first refusal and last negotiation with respect to such programming. We are also currently negotiating international telecast license agreements with some of the licensees that contain provisions for exclusivity regarding the advertisement and sponsorship of online gaming.

  Alfred Haber Agreement

        We obtained our international license agreement for the exhibition of the WPT's first, second and third seasons through an exclusive five-year agreement with Alfred Haber Distribution, Inc. In December 2005, we entered into an exclusive one-year agreement with Alfred Haber Distribution to act as our agent in regard to the international distribution of Season Four of the WPT and Season One of the Professional Poker Tour. After recouping up to a certain amount of expenses, Alfred Haber Distribution receives 25% of our gross receipts from these international licenses for WPT Seasons One through Three and 20% of our gross receipts from WPT Season Four and Professional Poker Tour Season One.

        In December 2006, we notified Alfred Haber that they would no longer be the international distributor for WPT Season Four and PPT Season One, or for any future WPT and PPT seasons. As a result, the Company utilizes its internal staff and resources to distribute WPT and PPT episodes into the international marketplace. During 2007, we came to an arrangement with Alfred Haber whereby they provide non-exclusive assistance on international licensing matters on a case-by-case basis based on substantially the same terms as the December 2005 deal.

  PartyGaming Sponsorship Agreement

        In December 2006, we signed a multi-year agreement with iGlobalMedia Marketing (Gibraltar) Limited, a subsidiary of PartyGaming Plc ("PartyGaming"), owner of PartyPoker.com, pursuant to which they sponsor certain international television broadcasts of the WPT and PPT. The agreement covers shows produced under WPT Seasons Four, Five, and Six and PPT Season One. The agreement helps solidify and expand the international WPT brand through PartyGaming's extensive marketing resources, provides valuable promotional opportunities for our online gaming site at WorldPokerTour.com, and represents another revenue stream for us. PartyPoker.com receives exclusive in-show branded integration and association with our brand, which we believe is a premier brand in televised poker.

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

        We retained the right to incorporate our own branding and other audio and graphic integration into the shows. We also can integrate additional sponsors within the shows provided those sponsors aren't considered "title" sponsors of the shows and as long as the sponsor is not in the business of online gaming. In addition, PartyGaming agreed to use commercially reasonable efforts to assist us in obtaining international distribution of the shows. PartyGaming also agreed to negotiate advertising rates and obtain advertising inventory around each exhibition of episodes in each territory. We are entitled to purchase up to one-third (1/3) of all available advertising inventory available to PartyGaming at the same rate PartyGaming receives. PartyGaming will provide satellite tournaments for entry into WPT poker tournaments on PartyGaming's online gaming site and will generally promote those satellites. The agreement also provides for the licensing of brands between the parties and general terms regarding representations and warranties, indemnification and confidentiality.

        We are paid for aired shows that comply with the above requirements ("Qualified Deals") as follows:

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

        Typically, we are paid 25% of the applicable fee upon executing a Qualified Deal with a broadcaster, 25% upon the initial broadcast of an episode of a season, and 50% upon the initial broadcast of the tenth episode. For the year ended December 30, 2007, we recognized revenues of $2.2 million from the PartyGaming agreement. No revenue was recorded for fiscal years ended 2006 and 2005.

Member Casino Affiliations

        In establishing and building the WPT circuit of tournaments, we have entered into written agreements with all of our member casinos. Under these agreements, the casino is responsible for conducting its annual poker tournament, and the member casino pays us a yearly hosting fee to have the tournament included as a tour stop on the WPT circuit. The agreements were originally for a term of five years and, although some member casinos have a bilateral option, most of the agreements provided us with a unilateral option to renew on the same terms for another five years. In September 2004, we exercised our right to renew most of these agreements for an additional five years. In each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time (generally four to six months) prior to the date of the tournament. To date, twelve member casinos that have hosted WPT tour stops no longer participate as hosts of WPT events. We have subsequently replaced each of these venues with additional tour stops, and do not believe that their withdrawal has had a significant impact on the quality of the tour or on our business. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament.

WPT GLOBAL MARKETING

        We have licensed our brand to third parties to produce consumer products bearing the World Poker Tour name and/or logo, such as branded casino games and DVD and video products featuring our series episodes and related content. We will continue to access this market through the licensing of our brand to companies seeking to leverage the appeal of the WPT in the retail sales of their consumer products and through direct sales of our branded merchandise. Our sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster sponsorship and promotional opportunities to major corporations.

  Third Party Consumer Products

        We have engaged Brandgenuity, an experienced brand licensing company, to pursue a licensing program and negotiate licensing agreements aimed at capitalizing on poker and the WPT brand in the U.S. We have also engaged international brand licensing companies to explore foreign licensing opportunities. To date, we have executed agreements pursuant to which we are licensing the World Poker Tour name and logo to over 30 licensees. The majority of our product licensing revenues are from a few select licensees including:

  •
  Hands-On Mobile—mobile games

  •
  MDI—instant win lottery games

  •
  US Playing Card—playing cards, poker chips and accessories

        Our philosophy is to not only derive direct royalty revenue from our licensees, but our goal is to build brand extensions of our Company to ultimately drive customer growth to our key initiatives, such as ClubWPT.com. Examples of our brand extensions include:

  •
  WPTMobile

  •
  WPT Boot Camp

  •
  WPT Amateur Poker League

  •
  WPT Cruises

        We have entered into a license agreement with Lakes Entertainment, Inc. ("Lakes"), our majority stockholder, pursuant to which Lakes Entertainment obtained a license to utilize the WPT name and logo in connection with a WPT No Limit Texas Hold 'Em casino table game that Lakes has developed using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the agreement, we are entitled to receive minimum annual royalty payments or 10% of the gross revenue received by Lakes from its sale or lease of this casino game once initial manufacturing costs are recouped, whichever is greater. We have separate agreements with Mike Sexton and Vince Van Patten, our current on-air talent, and Shana Hiatt, our former host, pursuant to which each of them allows his or her video endorsements to be integrated into the table game. In exchange, each is entitled to 5% of the license fees we receive from table games that utilize his or her respective video endorsements (up to a total of 15% if video endorsements of all three are integrated). The WPT No Limit Texas Hold 'Em casino game has been approved by certain gaming regulators and entered the casino marketplace in December 2005.

  Sponsorships

        Based on the success of our television programming, we launched a sponsorship program based on the traditional professional sports model that grants entitlement sponsorship opportunities, pursuant to which a company's product may be identified as an "official" product of the WPT and "naming rights" that entitle one company to be the sole sponsor of an entire WPT season.

        During Season Five, we had three sponsors:

  •
  Anheuser-Busch—official beer of the WPT

  •
  Xyience—official energy drink of the WPT

  •
  Blue Diamond Almonds—sponsored the WPT Season Five Championship in April 2007 at the Bellagio and ran in-store promotions driving customers to our tour events

        Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three, Four and Five of the WPT series on the Travel Channel. During 2007, we signed a three-year agreement with Blue Diamond Almonds to sponsor Seasons Six, Seven and Eight of the WPT series. In return for online and event presence, Blue Diamond will pay $150,000 per season. In addition, we signed an agreement with Southwest Airlines to be the official airline of the World Poker Tour.

  WPT Events

        In February 2006, we launched an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only. Some of the ways customers will be able to incorporate the WPT into their events are for sales meetings, product launches, vendor programs, incentive programs and client parties.

WPT ONLINE

        WPT Online includes the real money gaming website at WorldPokerTour.com in certain international markets and the non-gaming website at WorldPokerTour.com directed at the U.S. and other select markets, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store, and ClubWPT.com, which launched in January 2008.

  WorldPokerTour.com—Online gaming website

        WorldPokerTour.com, our WPT-branded online gaming website on the CryptoLogic network, features an online poker room and an online casino with a broad selection of slots and table games. Although any Internet user can access WorldPokerTour.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WorldPokerTour.com showcases a

WPT-branded poker room featuring ring games, as well as Sit and Go and multi-table tournaments for poker games including Texas Hold 'Em, Omaha, 7 Card Stud, and 7 Card Hi-Lo. Additionally, the site features online casino games with a selection of slots and table games, including multi-hand blackjack, European roulette and multiple interactive slots including their most popular—Millionaire's Club®, Bejeweled®, and The Hulk™.

        In 2005, we began operating our online gaming business at WPTonline.com through a license agreement with WagerWorks, Inc., under which we licensed our brand to WagerWorks and WagerWorks shared with us a percentage of all net revenue it collected from the operation of the online poker room and online casino.

        In 2006, we decided to commission the development of our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC, and hired approximately thirty employees in Israel to develop the software and support infrastructure. However, on April 23, 2007, we entered into a three year software supply and support agreement (the "Agreement") with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as "CryptoLogic"). Additionally, in June 2007, WPTonline.com ceased operations and the relationship with WagerWorks, Inc. was terminated. As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software (effectively terminating the development of our own online gaming site), we wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off of assets, we curtailed our Israel operations and closed one of our two offices during the second quarter of 2007 and in the fourth quarter of 2007, we closed the remaining office in Israel.

  Software Agreements for our Online Poker and Casino Room

        Pursuant to the Agreement, CryptoLogic operates an online gaming site for us featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site. We are entitled to approximately 80% of net gaming revenues, as defined below, from the operation of the site. Under the Agreement, we are also a member in a centralized online gaming network (the "Network") with several other licensees of CryptoLogic, pursuant to which players are able to play on our branded gaming site on the Network.

        On June 14, 2007, CryptoLogic delivered the poker software to us and the online poker room became operational on June 28, 2007; on July 26, 2007, CryptoLogic delivered ten casino games (the "Initial Casino"). Pursuant to the Agreement, we were granted an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide our customers with access to a full suite of casino games (the "Full Casino") within three months of such notice. We have now executed an amendment to the Agreement, effective March 5, 2008, exercising our option for the Full Casino with an annual minimum guarantee payable to CryptoLogic from us of $750,000, and we are also exercising our option to have CryptoLogic develop two additional poker language rooms in Spanish and German for $100,000. In a separate amendment to the Agreement dated March 5, 2008, we agreed to extend the Term of the License Agreement with CryptoLogic an additional year (now ending June 30, 2011), and received favorable rates as described below.

        We are entitled to the following percentages of net gaming revenue: (a) One hundred percent (100%) of the first $37,500 per month, (b) Seventy-nine percent (79%) of revenue in excess of $37,500 but less than $500,000 per month; and (c) Eighty percent (80%) of the revenue in excess of $500,000 per month. CryptoLogic is entitled to earn minimum guaranteed revenue associated with the Initial Casino of $500,000 per year or $125,000 per quarter and upon launch of the Full Casino, CryptoLogic will be entitled to a minimum revenue guarantee of $750,000 per year or $187,500 per quarter. The minimum guarantee exceeded our revenue share by $183,000 in 2007.

        If, at any time after the nine (9) month anniversary of the go-live date, monthly gaming revenues fall below $500,000 for three (3) consecutive months, CryptoLogic has the right to terminate the Agreement on ninety (90) days written notice. However, we may prevent any such termination through payment of the shortfall of CryptoLogic's percentage of such gaming revenue within thirty (30) days of receipt of CryptoLogic's notice of termination.

  WorldPokerTour.com—Non-gaming website

        The domestic website at WorldPokerTour.com includes poker tournament coverage and live updates, statistics, poker player information, an online merchandise store and ClubWPT, which launched in January 2008. ClubWPT includes an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States and is currently offered in 38 states. ClubWPT offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination black jack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month, which could include a $10,000 seat into a WPT televised main event. Other high-end prizes include electronics, shopping sprees, cruises and jewelry. Non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

        Other benefits offered by ClubWPT include a subscription to All-In Magazine, the world's only magazine dedicated to both poker and blackjack, as well as the Las Vegas Advisor and over 150 coupons from 64 Las Vegas properties covering everything from room rate bargains, free meals, 2-for-1 show tickets, and other benefits.

        We use a third party service provider, Ultimate Blackjack Tour, LLC ("UBT"), to operate our subscription-based online service for ClubWPT.com, which includes supporting the software, technical operations and customer service. In return for UBT's services, UBT earns a percentage of net revenues which is calculated as subscriber fees less certain costs (which are allocated on a customer-by-customer basis) including chargebacks, prize pool, Club content, financial charges and compliance fees.

        Our marketing message to drive players online is consistent with our message across all aspects of the World Poker Tour. We will target the "everyday man" who wants to live the poker dream of becoming the next "WPT Poker Made Millionaire." To support this campaign, we have partnered with Antonio Esfandiari, a well-known professional poker player and WPT Champion, who has joined us as the face of the WPT Poker-Made Millionaire. We entered into a three year agreement with Antonio, pursuant to which he will be our spokesperson for both online gaming and ClubWPT.com and will represent us in tournaments and events around the world. In return for Antonio's services, we will pay an annual retainer, tournament participation costs and tournament bonuses based on performance (i.e. final table appearances).

        Additionally, WPT has partnered with STATS—the company that provides data collection and analysis for 85 sports leagues, including Major League Baseball, the National Football League, and the National Basketball Association—to deliver what we believe is the first ever in-depth analyses and strategic breakdowns for the poker industry. STATS will compile data from every final table hand played in every televised WPT tournament to detail each individual player's style of play, situational analysis, breakdowns, trends, and more, allowing poker fans and players to study intricacies of the game in ways we believe were never available before.

  Mobile Gaming Investment and Licensing Agreement

        On July 12, 2006, we entered into a licensing agreement with Cecure Gaming ("Cecure"), formerly 3G Scene Limited, pursuant to which we granted Cecure a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming applications. Cecure designs and operates software and other products that enable it or its licensees to offer gaming services to customers via mobile devices. Pursuant to the agreement, Cecure will offer real-money mobile games solely in jurisdictions where such gaming is not restricted. In consideration for the license, we are entitled to 50% of Cecure's net revenues. On July 31, 2006, we paid $2.9 million in cash to acquire an approximate 10% ownership interest in Cecure.

WPT CHINA

        On August 6, 2007, we entered into a Cooperation Agreement (the "Cooperation Agreement") with the China Leisure Sports Administrative Center (the "CLSAC"), a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game "Traktor Poker" or "Tuo La Ji." Pursuant to the Cooperation Agreement, we have the right to brand and exploit the WPT China National Traktor Poker Tour (the "Traktor Poker Tour") during the five (5) year term of the Cooperation Agreement. Additionally, we are afforded certain commercial, marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media and rights to sell online and mobile subscriptions, which we expect to generate the largest long-term financial opportunities. Furthermore, the CLSAC agreed to organize no less than fifteen (15) Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the Traktor Poker Tour. In exchange, we pay a yearly fee to the CLSAC, which starts at Five Hundred and Five Thousand Dollars ($505,000) for the first year and increases by ten percent (10%) annually for the remaining four years of the term. We also have a unilateral option to extend the agreement for an additional five years, provided that the yearly fee, for the first year of the renewed term, will increase by 25% from the fifth year of the term.

        On October 12, 2007, we officially launched the inaugural season of the WPT China National Traktor Poker Tour in Lanzhou, Gansu. By March 2008, we will have completed the fifteen (15) regional preliminary tournaments with all events filled to capacity. The WPT China National Traktor Poker Tour Season One champion will be crowned at the championship event in mid-2008, where we expect the event to be televised on a major Chinese broadcaster.

Significant Customers

        Our license agreement with Travel Channel for previous seasons of the WPT and PPT has historically been our most significant source of revenue, comprising approximately 56% of our total historical revenues and 37% of our revenues in 2007. On April 1, 2007, the Travel Channel did not exercise its option to broadcast Season Six of the WPT. On April 2, 2007, we entered into an agreement with the Game Show Network, LLC ("GSN"), pursuant to which GSN will broadcast Season Six of the WPT, with options to broadcast Seasons Seven and Eight of the WPT. The agreement provides for per-season aggregate payments of approximately $7 million, versus per-season aggregate payments of approximately $10.5 million under our agreement with the Travel Channel.

Our Growth Strategy

        We plan to drive growth for the Company through three key initiatives:

  •
  Online gaming at WorldPokerTour.com

  •
  ClubWPT.com

  •
  WPT China

        WPT television programming, brand presence and marketing activation in the domestic and international markets will be key drivers in supporting each of these businesses.

  Online Gaming

        We intend to significantly grow our online gaming business by focusing our efforts on three key areas:

  •
  "Getting the Product Right"

  •
  Localization

  •
  Execution of a compelling marketing plan to drive players to our site

        We are "Getting the Product Right" by continually focusing on improving our offerings and doing the following:

  •
  We are enhancing our website at WorldPokerTour.com to make the experience more user-friendly and easier to navigate, with the primary goal of getting customers to download the software, deposit funds and play.

  •
  We are building compelling promotions including the "Million Dollar Bankroll," where online players will have the opportunity to win their way to land-based tournaments and a chance to be the next "WPT Poker Made Millionaire." Interconnecting the online poker world to terrestrial poker and television is a point of differentiation we will continue to emphasize.

  •
  As part of our renegotiated contract with CryptoLogic, we will be offering our players the full suite of casino games.

        We are localizing World Poker Tour content in strategic markets to drive more traffic to our online gaming site in several ways including:

  •
  CryptoLogic is developing versions of our gaming website in two target languages—Spanish and German.

  •
  We are developing a localized version of shows from WPT Season Five that will debut on ITV4 in the United Kingdom in March 2008. We currently broadcast localized versions of our show in France on Canal Plus and in the Philippines on ABS CBN and will push for similar opportunities in various markets.

  •
  We plan to establish international tour stops and regional tours in key territories with strategic partners such as Grup Peralada in Spain, which will host its second tournament in May 2008.

        In our marketing plan, our focus is on cost effective means to acquire customers. Our primary tools to market the business include:

  •
  Television—through our World Poker Tour show and advertising in and around the show

  •
  Online advertising

  •
  Affiliate marketing

        Our marketing message to drive players online is consistent with our message across all aspects of the World Poker Tour. We will target the "everyday man" who wants to live the poker dream of becoming the next "WPT Poker Made Millionaire." To support this campaign, we have partnered with Antonio Esfandiari, a well-known professional poker player and WPT Champion, who has joined us as the face of the WPT Poker-Made Millionaire. Antonio will be our spokesperson for both online gaming and ClubWPT and will represent us in tournaments and events around the world.

  ClubWPT

        ClubWPT is an online subscription based poker offering where we plan to leverage a variety of marketing vehicles in the United Sates to drive traffic to our site. These vehicles include television, affiliate relationships, licensing deals, marketing partnerships, and our new company spokesperson, Antonio Esfandiari.

  WPT China

        We plan to expand WPT China by executing Season Two of the WPT China National Traktor Poker Tour while bringing on sponsors for that tour. Additionally, we will launch a subscription model for both online and mobile platforms in China.

Competition

        In the market for televised poker tournaments, we compete with producers of several poker-related programs, including the "World Series of Poker," an annual event hosted by Harrah's Entertainment, Inc. that airs on ESPN, High Stakes Poker on GSN and Poker After Dark and the National Heads-Up Poker Championship on NBC. In 2005, Harrah's created the World Series of Poker national circuit, taking place at several casinos operated by Harrah's throughout the United States. All circuit championships events are currently taped for telecast on ESPN. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. One of the ways that the WPT series differentiates our programming schedule from these competing shows is by airing the WPT series in prime time television during the same timeslot each week. We believe that this type of "appointment" television helps build a following among viewers. In addition to other poker-related programs, the WPT series also competes with televised sporting events, reality-based television programming and other televised programming that airs during the same timeslot.

        Our online real-money gaming website, WorldPokerTour.com, launched at the end of the second quarter of 2007. The website does not accept bets made from players in the U.S. and other restricted jurisdictions. WorldPokerTour.com faces competition from several larger, more established online gaming websites, including PartyPoker.com, PokerStars.com, FullTiltPoker.com and many others. These and other competitors have significant marketing and operational experience advantages. In addition, in October 2006, Congress passed, and the President signed, the SAFE Port Act which included in it the Unlawful Internet Gambling Enforcement Act of 2006. Several of our large competitors have stopped accepting bets from U.S. players as a result of the Act, which has lead to those competitors focusing more closely on the international market for players, creating additional competition for us to face. We plan to differentiate our site by leveraging the strength of the World Poker Tour brand and the distribution reach of our international telecasts. We believe that the resulting brand awareness will help build a following among international online players.

Regulation

        The WPT tournaments are conducted by the host casinos and cardrooms, and we believe we are not subject to government gaming regulation in connection with our affiliation with and telecasts of these events. Our online gaming website, WorldPokerTour.com, is subject to gaming regulation outside the U.S. and is regulated by the Lottery and Gaming Authority, located in Malta. The website is currently operated by CryptoLogic, which is obligated to ensure that WorldPokerTour.com does not accept bets from players in the U.S. and other restricted jurisdictions. While we believe that CryptoLogic will be in compliance with all international regulations, we cannot be certain that CryptoLogic will be allowed to accept wagers in all the markets we plan to enter.

        We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, we anticipate that on-air promotion of WorldPokerTour.com, via international WPT and Professional Poker Tour television telecasts and through our relationship with PartyGaming, will be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecast, and certain laws or regulations may restrict the type of advertising in general in those territories.

        Our subscription based online club, ClubWPT.com, offers membership benefits which include a monthly magazine subscription, discount coupons, statistical rankings, educational material, live chat and the opportunity to play in online poker tournaments for cash and prizes. The tournament aspect of the club is operated in accordance with the principles of sweepstakes law. A free alternative means of entry is offered for participants who wish to play in the tournaments but do not wish to purchase the other membership benefits. The subscription fee for ClubWPT remains the same each month and players are not allowed to wager actual money online. One must be eighteen or older to participate.

Intellectual Property

        We have registered the trademark "World Poker Tour" with the U.S. Patent and Trademark Office on the supplemental register in connection with entertainment services and electronic and scientific apparatus and on the principal register in connection with clothing, playing cards and poker chips, and housewares and glass. Other registered marks around the world include: "Battle of Champions" in the U.S.; "Card Design" in Argentina, Chile, Colombia, Mexico, Peru, Puerto Rico, and Venezuela; "Doyle Brunson North American Poker Championship" in the U.S.; "Hollywood Home Games" in the U.S.; "Ladies' Night" in the U.S.; "Latin American Poker Tour" in Peru; "Poker Walk of Fame" in the U.S.; "PPT" in the U.S. and Europe; "PPT & Design" in the U.S.; "Professional Poker Tour" in the U.S.; "World Poker Tour" in Argentina, Canada, Chile, Colombia, Europe, Peru and Puerto Rico; "World Poker Tour & Design" in the U.S., Canada, and Europe; "WPT" in the U.S., Argentina, Chile, Colombia, Costa Rica, Mexico, Peru and Puerto Rico; "WPT Boot Camp" in the U.S.; "WPT Poker Corner" in the U.S. and Europe; "WPT World Poker Tour & Design" in the U.S., Canada, Europe, and Korea; WPTonline.com in the U.S. and Europe; and WPTonline.net in the U.S. and Europe. We also have U.S. federal trademark applications pending for the following additional marks: "Bad Boys of Poker," "Million Dollar Bingo," "Poker Détente," "Professional Poker Tour PPT & Design," "Traktor," "WHRT," "World Horse Racing Tour," "WPT Academy," "WPT Poker-Made Millionaire," and "WPTonline." In addition, we have trademark applications pending for "World Poker Tour" and for "WPT" in five additional countries, collectively. We also have trademark applications pending in China and Hong Kong. We have registered approximately 1,446 Internet domain names in 25 regions around the world, including the following: www.WorldPokerTour.com; WorldPokerTour.net; WorldPokerTour.biz; wptonline.com; and wptonline.net. We also have proprietary rights to our portfolio of registered and unregistered copyrighted materials, which includes the episodes of the televised programming that we produce, subject to licenses related to these episodes provided under our agreement with the Travel Channel or GSN and our international telecast license agreements, as well as the WPT Academy database and online videos.

        We have filed two U.S. and international patent applications. The two patent applications relate to (1) a specially designed poker table that uses integral lighting, and (2) a method for exhibiting a card game in a video format. In June of 2007, a divisional application of the first patent was issued in the U.S. (Patent No. 7,234,702); and an application containing ancillary claims related to the second patent was issued in Europe—specifically, in the United Kingdom, Germany, France, Italy, Spain and Sweden (Patent No. 1596952). Certain U.S. applications are still pending for both patent applications and a European application is still pending for the method of exhibiting a card game application. We believe that our special poker table is conducive to television recording in a way that is superior to other poker tables. We further believe that our method for exhibiting video and graphics on a television screen provides viewers with an individualized perspective of each player's cards. Together, these technologies are designed to heighten the on-screen drama of tournament poker play.

        We believe that several competitive poker-related television programs use exhibition methods and technology that might infringe on one or more claims of our issued and pending patent applications. We have issued letters to some of the producers of these programs, notifying them that we have intellectual property rights in such technology and that we intend to vigorously enforce such rights in order to protect our proprietary processes. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do.

        It is our policy to require each of our employees, consultants, crew members, and other persons rendering services in connection with our television programs and other business divisions to execute an agreement which contains both a (i) confidentiality provision pursuant to which each such person agrees not to disclose confidential and proprietary information, and (ii) "work made for hire" provision pursuant to which each such person agrees that any intellectual property developed in connection with WPTE projects by such person during the course of his or her employment (or, if not an employee, during the term of such person's engagement) is created on a "work made for hire" basis and is owned by us.

Employees

        As of December 30, 2007, we had 71 full-time employees. We utilize a number of production and marketing personnel on a temporary basis to assist in the production of the WPT and Professional Poker Tour television series. We also have agreements with Mike Sexton, Vince Van Patten, Layla Kayleigh and Kimberly Lansing, our current on-air talents for the WPT.

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

Risks Related to Our Business

Our broadcasting agreement with GSN is a new business arrangement that will be a significant source of our future revenue, and there is no assurance GSN will be a viable business partner or that they will exercise rights to broadcast future seasons of the WPT, which would materially and adversely affect our results of operations.

        On April 2, 2007, we entered into an agreement with the Game Show Network, LLC, pursuant to which GSN will broadcast Season Six of the WPT, with options to broadcast Seasons Seven and Eight of the WPT. The license fees we had received from the Travel Channel for previous seasons of the WPT and PPT had been our most significant source of revenue, comprising approximately 56% of our total historical revenues. The GSN agreement provides for per-season aggregate payments of approximately $7 million, versus per-season aggregate payments of approximately $10.5 million under our agreement with the Travel Channel. Due to the significance of programming license fees on our historical revenues, the lower fees we will receive will require us to develop other areas of our business to make up for that decrease in broadcast licensing revenue. There is no assurance that GSN will exercise its options to air Seasons Seven and Eight. If, in the future, GSN elects not to continue airing the WPT series and we cannot maintain or replace our agreement with GSN with comparable license agreements, it will be detrimental to the viability of the WPT brand and, consequently, would have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of our common stock.

Our agreements with the Travel Channel and GSN grant rights to the parties that could impact the value of our WPT and Professional Poker Tour brands and place some limits on our growth.

        Although our agreement with the Travel Channel has expired with respect to future seasons of the WPT, the Travel Channel still retains certain rights that could impact the value of our WPT and Professional Poker Tour brands and place some limits on our growth. Furthermore, GSN has certain restrictive rights that will affect our exploitation of the WPT television series. For example:

  •
  As is customary in most production agreements with television networks, GSN retains final edit rights over the WPT programs that we produce. If GSN exercises those rights in a manner that diminishes the quality of our programs or negatively affects relationships that are important to our programming, including those with the casinos hosting the poker tournaments at which we film our shows, such actions could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flow and, ultimately, the price of our common stock.

  •
  The GSN agreement requires GSN's prior approval of any show sponsorship, which might prevent us from entering into sponsorship arrangements.

  •
  Under our agreement with the Travel Channel, with respect to both the WPT and PPT television series we are subject to holdback provisions that extend beyond the license period for each season. These holdback periods may impact our ability to resell this programming into secondary markets in the U.S. or the timing of such sales. Furthermore, additional holdbacks apply under our agreement with GSN, with respect to the WPT television series for Seasons One through Five, that extends eight months after the final season option date on television in the U.S.

  •
  Under our agreement with GSN, with respect to the WPT television series we are subject to holdback provisions for Seasons One through Five that extends eight months after the final season option date. These holdback periods may impact our ability to resell the series into secondary markets in the U.S. or the timing of such sales.

  •
  Although our agreement has expired with the Travel Channel, they still retain the right to a percentage of adjusted gross revenues from international television, consumer products, and other licensing revenues.

        Any future license agreements with other licensees for our television series are likely to have similar or other provisions that could impact the value of our brands and limit our growth.

Our agreement with CryptoLogic is a relatively new business arrangement that we hope leads to a significant source of our future revenue, and there is no assurance that CryptoLogic will be a viable business partner, which would materially and adversely affect our results of operations.

        On April 23, 2007, we entered into an agreement with CryptoLogic, Inc. pursuant to which CryptoLogic operates and manages our WPT-branded real-money gaming website, located at WorldPokerTour.com, solely in non-restricted international jurisdictions. The website uses geo-filtering and other technology to prevent bets from players in the U.S. and from other restricted jurisdictions. We cannot be assured that CryptoLogic's operation of the site going forward will meet management's business expectations, the failure of which would have a material adverse impact on our online gaming business.

Our success depends on our current brand and any future brands we may develop, and if the value of our brands were to diminish, our business would be adversely affected.

        Our success depends on our current WPT brand, which consists of a portfolio of trademarks, service marks and copyrighted materials. Our portfolio includes, but is not limited to, existing and future episodes of the televised programming produced in connection with our existing and future brands and certain elements of these episodes, trade names and other intellectual property rights and any future brands we develop. In connection with our branding and licensing operations, we have entered into agreements with Brandgenuity LLC and other licensing agents in international territories to seek licensing opportunities for the WPT brand. While specific contractual provisions require that the licensees brought to us by Brandgenuity maintain the quality of our brands, we cannot be certain that our licensees or their manufacturers and distributors will honor their contractual obligations or that they will not take other actions that will diminish the value of our brand prior to our ability to detect and prevent any such actions.

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

        We have entered into written agreements with all of the "member casinos" that host the World Poker Tour tournament stops. The WPT agreements were originally for a term of five years and, although some member casinos have a bilateral option, most of the agreements provided us with a unilateral option to renew on the same terms for another five years. In September 2004, we exercised our right to renew most of these agreements. However, in each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour lineup and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time before the date of the tournament, which is generally four to six months. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament. If a significant number of these casinos were to terminate the agreements and/or allow a competing company to telecast their tournaments in violation of these restrictions or after their expiration for the restricted time period, this could result in a decline in our future telecast audiences, which in turn would lead to declines in the performance and success of our other lines of business. To date, twelve member casinos that have hosted World Poker Tour tour stops no longer participate as hosts of World Poker Tour events. We have subsequently replaced each of these venues with additional tour stops, and do not believe that their withdrawal has had a significant impact on the quality of the Tour or on our business.

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

  •
  our agreement with the CLSAC, pursuant to which the CLSAC will work with us to develop and market the WPT China National Traktor Poker Tour.

  •
  our agreement with Ultimate Blackjack Tour, LLC, pursuant to which they operate and manage our online subscription website, ClubWPT.com.

        If our relationship with any of these or certain other third parties were to be interrupted, or the services provided by any of these third parties were to be delayed or deteriorate for any reason without being adequately replaced, our business could be materially adversely affected. If we are forced to find a replacement for any of these strategic partners, this could create disruption in our business and may result in reduced revenues, increased costs or diversion of management's attention and resources.

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

        In connection with our prior decision to accept players from selected foreign jurisdictions on our online gaming site, we significantly expanded our international presence. Furthermore, we recently began operations in China pursuant to our agreement with the CLSAC, pursuant to which we will develop and market the WPT China National Traktor Poker Tour in the People's Republic of China. We intend to further expand our business in foreign markets in other ways, including continued international distribution of our U.S. telecasts, creating regional poker tours in foreign countries and distributing branded merchandise in foreign countries. Our international operations could be adversely affected by changes in political and economic conditions, trade protection measures and the status of regulatory requirements that may restrict the sales of our products, increase costs of foreign production or other costs that prohibit Internet gaming activities in international jurisdictions. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in significant increases in our costs or decreases in our earnings.

The China initiative is unproven, its success will depend on multiple factors beyond our control, and there is no guarantee that we will be able to monetize our rights in the territory.

        The success of our initiative in China will greatly depend upon our ability to expand our brand and to monetize our rights throughout the territory. We are highly dependent upon third parties for the organization of events, acquisition and use of certain business licenses throughout China, the marketing of the WPT China National Traktor Poker Tour and the licensing of our trademark and intellectual property rights. If these third parties fail to perform as anticipated, business operations in China could be severely affected. Furthermore, there is no guarantee that we will be able to successfully enforce our rights in China against any infringers of our trademarks or other rights granted to us.

        We are highly dependent upon the CLSAC's performance of its obligations under its contract, which includes organizing Traktor Poker Tour events, securing placement of the championship finals on a major Chinese television station, and promoting the tour. Failure of the CLSAC to properly support the tour could severely impact our ability to generate revenue in China. Moreover, even if the tournaments attract a large number of participants, we cannot guarantee that this will translate into significant revenue for the Company.

        The policies of the People's Republic of China might change in regard to taxation, operation of online media, the required licenses necessary to conduct business, and the promotion of television or card playing sports. These changes could negatively impact our ability to operate effectively in China or generate revenue.

We will face a variety of risks as we expand into new or complementary businesses in the future.

        Our core operations have consisted of marketing, promoting and licensing our televised entertainment; selling, or licensing the right to manufacture and sell, our branded merchandise; and the marketing and promotion of our WPT-branded real-money gaming website. Our current strategic objectives include not only further development and enhancement of our existing business but also the entry into new or complementary businesses, such as expansion of our current business operations into international markets and the development of poker-related content. We are also exploring other opportunities to leverage the World Poker Tour brand, including the potential development of additional television programming. The following risks associated with expanding into new or complementary businesses by investment, licensing, acquisition, strategic alliance, co-production or other arrangements could have a material adverse effect on our business, operating results and financial condition and the price of our common stock:

  •
  potential diversion of management's attention and resources from our existing business and an inability to recruit or develop the necessary management resources to manage new businesses;

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

  •
  dilution of our stockholders' percentage ownership or an increase of our leverage when issuing equity or convertible debt securities or incurring debt; and

  •
  potential unavailability on acceptable terms, or at all, of additional financing necessary for expansion.

The loss of the services of Steven Lipscomb or other key employees or on-air talent or our failure to attract key individuals would materially and adversely affect our business.

        We are highly dependent on the services of Steven Lipscomb, who is the creator and Executive Producer of the WPT and Professional Poker Tour television series and currently serves as our President and Chief Executive Officer. Although we have entered into an employment agreement with Mr. Lipscomb governing his employment through December 29, 2008, Mr. Lipscomb may elect to decrease the level of his involvement with us or terminate his employment altogether prior to the expiration of this term.

        Our continued success is also dependent upon retention of other key management executives and upon our ability to attract and retain employees and on-air talent to implement our corporate development strategy and our branding and licensing efforts. The loss of some of our senior executives, or an inability to attract or retain other key individuals, could materially adversely affect us. Growth in our business is dependent, to a large degree, on our ability to retain and attract such employees. We seek to compensate and provide incentives to our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans, but we can make no assurance that these programs will allow us to retain key employees or hire new employees. In addition, our future success may also be affected by the potential need to replace our key on-air talent at an inopportune time, such as midway through the tapings of a season of the WPT television program.

Lakes Entertainment, Inc. remains the majority shareholder of the company and is able to effectively control our management and operations.

        Lakes Entertainment, Inc. through its wholly-owned subsidiary, Lakes Poker Tour, LLC, owns 12,480,000 shares of our outstanding common stock, representing approximately 61% of our voting power. Lakes Entertainment, together with our directors and executive officers, beneficially owns 15,353,539 shares of our common stock, which represents approximately 71% of our voting power. As a result, Lakes Entertainment, either alone or together with our directors and executive officers, controls the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. Therefore, Lakes Entertainment indirectly controls our management through the election and removal of members of the Board of Directors. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Our Board of Directors' ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

        Our authorized capital includes 20 million shares of undesignated preferred stock. Our Board of Directors has the power to issue any or all of the shares of preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval, subject to certain limitations on this power under Nasdaq listing requirements. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding "business combinations." We may, in the future, consider adopting additional anti-takeover measures. The authority of our board to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the Company not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Risks Related to Our Industry

Our television programming may be unable to maintain a sufficient audience for a variety of reasons, many of which are beyond our control.

        Television production is a speculative business because revenues and income derived from television depend primarily upon the continued acceptance of that programming by the public, which is difficult to predict. Public acceptance of particular programming is dependent upon, among other things, the quality of the programming, the strength of networks on which the programming is telecast, the promotion and scheduling of the programming and the quality and acceptance of competing television programming and other sources of entertainment and information. Popularity of programming can also be negatively impacted by excessive telecasting of the programming beyond viewers' saturation thresholds. The WPT television series, while still one of the highest-rated shows on the Travel Channel, has had decreased Nielsen ratings in the past year due to an increasing number of competing poker-related shows. Furthermore, pursuant to our agreement with GSN, Season Six, and potentially seasons Seven and Eight of the WPT television series will air on GSN, which is a new television network to us with which we have had no experience. If the WPT television series is unable to maintain high ratings when it airs on GSN, it may elect not to exercise its options for additional episodes and seasons, in which event we may be unable to negotiate future U.S. telecast license agreements on terms that are favorable, or at all.

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

        Because our operations are affected by general economic conditions and consumer tastes, our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes and thus a decline in general economic conditions could, in turn, have a material adverse effect on our business, operating results and financial condition and the price of our common stock. An economic decline could also adversely affect our corporate sponsorship business, sales of our branded merchandise and other aspects of our business.

        The continued popularity of our type of entertainment is vital in maintaining the ability to leverage our brand and develop products or services that appeal to our target audiences, which, in turn, is important to our long-term results of operations. Public tastes are unpredictable and subject to change and may be affected by changes in the country's political and social climate. A change in public opinion could have a material adverse effect on our business, operating results and financial condition and, ultimately, the price of our common stock.

The political or social climate regarding gaming and poker could negatively impact our ability to negotiate future telecast license arrangements and could negatively impact our chances of renewal.

        Although the popularity of poker, in particular, and gaming, in general, has continued to grow in the U.S. and abroad, gaming has historically experienced backlash from various constituencies and communities. Currently, the legal operational status of Internet-based casinos and cardrooms remains unclear in some countries. The U.S. government has taken steps to curb activities that it believes constitutes unlawful online gaming, through legislation such as the Unlawful Internet Gambling Enforcement Act of 2006 and through arrests of off-shore online gaming operators traveling in the U.S.

        Based on the uncertain regulatory environment surrounding the marketing and promotion of Internet-based casinos and cardrooms to viewers in the U.S., the Travel Channel and GSN, which have final edit rights to the shows that it telecasts, have indicated it will not display the "dot com" names or logos of Internet-based casinos and cardrooms in its telecasts, although it has expressed a willingness to display names and logos from strictly play-for-free "dot net" websites. Additionally, increased regulatory scrutiny on Internet gambling sites may eliminate these sites as sources of advertising revenue for television networks that exhibit poker-related programming, thereby potentially impacting the value of such programming to these networks.

Government regulation of online gaming in foreign countries may restrict the activities or affect the financial results of our online gaming operations.

        We are currently reliant on CryptoLogic for our gaming website's compliance with all applicable regulations, including the initial verification that players who wish to wager are actually from non-restricted countries. In addition, we rely on CryptoLogic and third party vendors to assure that players cannot place improper wagers on an on-going basis. If CryptoLogic's compliance or verification is inadequate or our third party verification tools fail, regulators in the U.S. or other jurisdictions may impose fines or other sanctions or threaten or take other actions that could adversely affect our reputation and the revenues we derive from the license of rights to CryptoLogic. Although CryptoLogic is responsible for obtaining gaming permits and licenses necessary to operate the gaming site itself, we are responsible for obtaining gaming permits and licenses on behalf of the Company, which may be expensive and time consuming. We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market or that courts in local jurisdictions will ultimately sustain the legality of our marketing and operating methods in such jurisdictions. Moreover, ambiguous and conflicting laws and regulations could result in our adopting policies in regard to our site that are not ultimately sustained as being compliant with the laws and restrictions of a particular jurisdiction. Additionally, we expect that on-air promotion of our online gaming site via international WPT television telecasts will continue to be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict us from incorporating marketing elements related to our online site into our international telecasts, and certain laws or regulations may restrict the type of advertising in general in those territories. If these restrictions occur, our costs of customer acquisition may be substantially higher than anticipated.

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

        Under our license agreements for the WPT and PPT, revenues are recognized as each episode is delivered to the Travel Channel or, in connection with Season Six and thereafter, GSN. Therefore, our quarterly revenue can fluctuate significantly depending on the number of episodes delivered in any one quarter. In addition, the sales of consumer products that utilize our licensed intellectual property vary greatly, due to holiday seasons, school schedules and other outside factors. As a result, our financial results can be expected to fluctuate significantly from quarter to quarter, leading to volatility and a possible adverse effect on the market price of our common stock.

The television entertainment market in which we operate is highly competitive and competitors with greater financial resources or marketplace presence may enter our markets to our detriment.

        We compete with other poker-related television programming, including ESPN's coverage of the "World Series of Poker" and its "World Series of Poker" Circuit Events, NBC's exhibition of the National Heads-Up Poker Championship and Poker After Dark television shows and GSN's exhibition of the High Stakes Poker, among others. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. Based on the popularity of these poker-related televised programs, we believe that additional competing televised poker programs may currently be in development or may be developed in the future. Our programming also competes for telecast audiences and advertising revenue with telecasts of mainstream professional and amateur sports, as well as other entertainment and leisure activities. These competing programs and activities and brands that may result may decrease the popularity of the WPT or Professional Poker Tour series and dilute the WPT brand. This would adversely affect our operating results and financial condition and, ultimately, the price of our common stock.

The poker tournament component of ClubWPT operates in accordance with legal principles associated with sweepstakes, which requires a state by state review of each state's applicable laws and limits our ability to accept paid subscribers in every state or jurisdiction.

        Any change of laws in various states or countries in regard to sweepstakes, promotions and giveaways or a negative finding of law regarding the characterization of the type of online activity carried out on ClubWPT could result in our inability to take subscribers in those jurisdictions, which in turn could significantly impact our ability to generate revenue.

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

        We also lease office space located in London, England, that commenced on January 1, 2008 with a term of twelve months and an annual base rent of approximately $36,000.

Item 3.    Legal Proceedings

        On July 19, 2006, we were served with a complaint filed in the United States District Court, Central District of California by seven poker players. The complaint alleges, among other things, that the business practice of the Company in requiring players to execute certain participant releases, in connection with tournaments we film through our exclusive arrangement with casinos that have allegedly limited the number of televised poker venues for high stakes professional poker players, violates antitrust laws. We have issued a statement indicating our belief that the claims asserted in the complaint are misleading and without merit, and we filed a response on August 24, 2006 reflecting our legal position. On March 14, 2007, Plaintiff's filed a motion for summary judgment which was ultimately denied by the Court. A trial date has been set for August 5, 2008. We do not expect any material adverse consequences from this action. Accordingly, no provision has been made in the financial statements for any such losses.

        We are currently a party to other matters of litigation pending or threatened. Since we are unable to estimate the ultimate outcome of these matters, no provision for loss has been made in connection therewith. Nevertheless, we believe any losses the Company might sustain in such matters are not likely to be material.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock trades on the Nasdaq Global Market under the symbol WPTE.

        The high and low sales prices per share of the Company's common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the Nasdaq Global Market:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended	December 30, 2007
	High	$5.50	$5.37	$4.25	$3.25
	Low	3.63	3.95	2.88	1.63
Year Ended	December 31, 2006
	High	$7.71	$7.55	$5.71	$4.53
	Low	5.93	4.57	3.42	3.37

        On February 29, 2008, the last reported sale price for the common stock was $1.60 per share. As of February 29, 2008, the Company had approximately 750 registered shareholders of record.

        The Company has never paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend on such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by the Company's Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

        The 2004 Stock Incentive Plan (the "2004 Plan") initially provided for grants covering up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants prior to becoming a publicly-traded company. In 2006, the shareholders approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance to 4,200,000 shares. The following table sets forth certain information as of December 30, 2007, with respect to the Company's equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,920,857	$5.66	267,150
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	2,920,857	$5.66	267,150

Item 6.    Selected Financial Data

        The Selected Financial Data presented below should be read in conjunction with the "Financial Statements and Supplemental Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" both of which are included elsewhere in this Form 10-K.

Statement of earnings (loss) data (in thousands, except per share amounts):	Year Ended December 30, 2007	Year Ended December 31, 2006	Year Ended January 1, 2006
Revenues	$21,712	$29,261	$18,063

Gross profit	13,488	18,945	8,076
Selling, general and administrative expense	22,700	18,630	14,087
Loss on abandonment of online gaming assets	2,270	—	—
Earnings (loss) from operations	(11,482)	315	(6,011)

Interest income	1,779	1,630	1,017
Gain on sale of investment(1)	—	10,216	—
Income taxes	70	(4,392)	(9)

Net earnings (loss)	$(9,633)	$7,769	$(5,003)

Net earnings (loss) per common share—basic and diluted	$(0.47)	$0.38	$(0.26)

Weighted-average common shares outstanding—basic	20,603	20,457	19,575
Dilutive effect of stock options	—	47	—

Weighted-average common shares outstanding—diluted	20,603	20,504	19,575

(1)
Gain on sale of investment relates to the sale of the PokerTek investment as described in the results of operations.

Balance Sheet Data (in thousands, except per share amounts):	December 30, 2007	December 31, 2006
Current assets	$32,609	$37,471
Total assets	41,697	51,340
Current liabilities	5,902	8,089
Retained earnings (deficit)	(8,072)	1,561

Selected Quarterly Financial Information (Unaudited):

Year ended December 30, 2007 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4
Revenues	$4,491	$7,720	$4,405	$5,096
Gross profit	2,339	4,633	3,050	3,466
Loss from operations	(2,928)	(3,587)	(2,659)	(2,308)
Net loss	(2,279)	(3,339)	(2,211)	(1,804)
Net loss per share:
Basic and diluted	$(0.11)	$(0.16)	$(0.11)	$(0.09)

Year ended December 31, 2006 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4
Revenues	$6,454	$11,029	$5,868	$5,910
Gross profit	4,034	6,853	4,131	3,927
Earnings (loss) from operations	(1,116)	2,492	(418)	(643)
Net earnings (loss)	3,590	2,567	2,692	(1,080)
Net earnings (loss) per share:
Basic and diluted	$0.18	$0.12	$0.13	$(0.05)

Year ended January 1, 2006 (in thousands, except per share amounts):

	Q1	Q2	Q3	Q4
Revenues	$4,103	$6,600	$2,128	$5,232
Gross profit	915	2,223	1,567	3,371
Loss from operations	(1,858)	(650)	(1,808)	(1,695)
Net loss	(1,602)	(426)	(1,554)	(1,421)
Net loss per share:
Basic and diluted	$(0.08)	$(0.02)	$(0.08)	$(0.08)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

        We had a net loss in fiscal 2007 of $9.6 million, or $0.47 per-fully diluted share, compared to net earnings of $7.8 million, or $0.38 per fully diluted share, in 2006. The primary reasons for the decrease in earnings were the following factors:

  •
  The prior year period included a pre-tax gain on sale of our investment in PokerTek, Inc. of $10.2 million.

  •
  During the second quarter of 2007, we wrote-off approximately $2.3 million in online gaming assets as a result of our terminating the development of our stand-alone online gaming operation and joining the CryptoLogic online gaming network.

  •
  Revenues in the 2007 period decreased by $7.5 million as compared to the 2006 period, principally because of the delivery of fewer television episodes in 2007.

  •
  Selling, general and administrative expense increased by $4.1 million, primarily due to the Company's increased efforts in developing its online gaming operations, as well as costs associated with WPT China.

        At the end of 2007, we had no debt, and total cash, cash equivalents and investments in marketable securities totaling approximately $31 million. Our main initiatives in 2008 are to:

  •
  Significantly grow our international online gaming business at WorldPokerTour.com by increasing our player base through offering world-class poker and casino software, running compelling promotional campaigns to attract and retain customers, increasing affiliates and partnerships and leveraging our international telecasts of the WPT television show;

  •
  Build ClubWPT.com by growing a large subscriber base through offering best in class poker software, running unique promotions, increasing affiliates and partnerships and leveraging our domestic WPT television show; and

  •
  Expand WPT China by producing and delivering Season Two of the WPT China National Traktor Poker Tour while bringing on sponsors and launching an online and mobile subscription model.

Business Overview

        We create internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, currently airs on the Travel Channel in the United States, and will begin airing on GSN in March 2008, and has been licensed for broadcast globally. We offer a real-money online gaming website which prohibits wagers from players in the U.S. and other restricted jurisdictions. We also have operations in mainland China, pursuant to our agreement with the China Leisure Sports Administrative Center (the "CLSAC"), where we are developing and marketing the WPT China National Traktor Poker Tour. We currently license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and are engaged in the sale of corporate sponsorships. We have four business segments:

        WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of television broadcasts, international television sponsorship revenue and through casino host fees. Since our inception, the WPT Studios division has been responsible for approximately 73% of our total revenue. We licensed Seasons One through Five of the WPT series to The Travel Channel, L.L.C. ("TRV" or "Travel Channel") for telecast in the United States under an exclusive license agreement (the "TRV Agreement"). Prior to 2007, we also licensed Season One of the Professional Poker Tour® ("PPT") television series to TRV. On April 2, 2007, we entered into an agreement (the "GSN Agreement") with Game Show Network, LLC ("GSN"), pursuant to which GSN agreed to license from us the sixth season of the WPT series for the payment of a $300,000 license fee per episode. Under the TRV agreement, we received an average of $477,000 per episode for Season Five. We have license agreements for the distribution of our WPT and PPT episodes into international territories for which we receive license fees, net of our agent's sales fee and agreed upon sales and marketing expenses. We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).

        Since our inception, fees from the TRV Agreement and an agreement with TRV relating to the PPT series have been responsible for approximately 56% of our total revenue. For each season covered by the TRV Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the U.S. for four years, or three years in the case of Season One of the WPT.

        Under both the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode we produce, which are payable at various times during the pre-production, production and post-production process and revenues are recognized upon receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Six of the WPT series, including the delivery and exhibition of the episodes each season:

World Poker Tour Season	Date of Agreement or Option for Season	Number of episodes (including specials)	Production Period and Delivery of Episodes	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002—June 2003	March 2003—June 2003
Season Two	August 2003	25	July 2003—June 2004	December 2003—September 2004
Season Three	May 2004	21	May 2004—April 2005	October 2004—August 2005
Season Four	March 2005	21	May 2005—April 2006	October 2005—June 2006
Season Five	March 2006	22	May 2006—April 2007	August 2006—August 2007
Season Six	April 2007	23	May 2007—July 2008 (projected)	March 2008—August 2008 (projected)

        The agreement with TRV relating to the PPT series, which continues to cover the broadcast rights to Season One was substantially similar in structure to the TRV Agreement.

        Under the WPT and PPT Agreements, TRV has the right to receive a percentage of our adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met. For the year ended December 30, 2007, we recognized $0.7 million of Travel Channel participation expense that was recorded in cost of revenues.

        Since 2004, we have entered into agreements for international telecast of our episodes covering over 150 countries and territories. Each of these agreements grants the international licensee an exclusive license to exhibit certain WPT and PPT episodes in the applicable territory and distribution channel for a period of time ranging from seven months to two years. In addition, certain agreements provide the licensee with either an option to license additional seasons of WPT programming on similar terms or a right of first refusal and last negotiation with respect to such programming. We are also currently negotiating international telecast license agreements with some of the licensees that contain provisions for exclusivity regarding the advertisement and sponsorship of online gaming.

        We obtained our international license agreement for the exhibition of the WPT's first, second and third seasons through an exclusive five-year agreement with Alfred Haber Distribution, Inc. In December 2005, we entered into an exclusive one-year agreement with Alfred Haber Distribution to act as our agent in regard to the international distribution of Season Four of the WPT and Season One of the Professional Poker Tour. After recouping up to a certain amount of expenses, Alfred Haber Distribution receives 25% of our gross receipts from these international licenses for WPT Seasons One through Three and 20% of our gross receipts from WPT Season Four and Professional Poker Tour Season One.

        In December 2006, we notified Alfred Haber that they would no longer be the international distributor for WPT Season Four and PPT Season One, or for any future WPT and PPT seasons. As a result, the Company utilizes its internal staff and resources to distribute WPT and PPT episodes into the international marketplace. During 2007, we came to an arrangement with Alfred Haber whereby they provide non-exclusive assistance on international licensing matters on a case-by-case basis based on substantially the same terms as the December 2005 deal.

        In December 2006, we signed a multi-year agreement with PartyGaming Plc, owner of PartyPoker.com, pursuant to which they sponsor certain international television broadcasts of the WPT and PPT. The agreement covers shows produced under WPT Seasons Four, Five, and Six and PPT Season One. The agreement helps solidify and expand the international WPT brand through PartyGaming's extensive marketing resources, provides valuable promotional opportunities for our online gaming site, WorldPokerTour.com, and represents another revenue stream for us. PartyPoker.com receives exclusive in-show branded integration and association with a premier brand in televised poker. PartyGaming pays us fixed fees for entering into broadcast sponsorship arrangements that meet certain requirements, with maximum payment levels for each of the covered seasons of each series. For the year ended December 30, 2007, we recognized revenues of $2.2 million from the PartyGaming agreement.

        WPT Global Marketing includes branded consumer products, sponsorship and partnerships, and event management divisions. Our branded consumer products division generates revenue principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. The majority of our product licensing revenues come from a small number of licensees, including Hands-On Mobile, MDI and US Playing Card.

        Our goal is to not only derive direct royalty revenue from our licensees, but also to build brand extensions of our Company to ultimately drive customer growth to our key initiatives including ClubWPT.com. Brand extensions include: WPTMobile, WPT Boot Camp, WPT Amateur Poker League and WPT Cruises.

        Our sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events. Our sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations.

        Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three, Four and Five of the WPT series on TRV. In Season Five, we had two other sponsors including Xyience and Blue Diamond Almonds. We recognized revenues from these agreements as the Season Five programs were broadcast.

        During 2007, we signed a three-year agreement with Blue Diamond Almonds to sponsor Seasons Six, Seven and Eight of the WPT. In return for online and event presence, Blue Diamond will pay $150,000 per season. In addition, we signed an agreement with Southwest Airlines to be the official airline of the World Poker Tour.

        In February 2006, we launched an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only. Some of the ways customers will be able to incorporate the WPT into their events are for sales meetings, product launches, vendor programs, incentive programs and client parties.

        WPT Online includes the international real money gaming website at WorldPokerTour.com and domestic website at WorldPokerTour.com, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store, and ClubWPT.com which launched in January 2008.

        In 2005, we began operating our online gaming business at WPTonline.com through a license agreement with WagerWorks, Inc., under which we licensed our brand to WagerWorks and WagerWorks shared with us a percentage of all net revenue it collected from the operation of the online poker room and online casino.

        In 2006, we decided to commission the development of our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC, and hired approximately thirty employees in Israel to develop the software and support infrastructure. However, on April 23, 2007, we entered into a three year software supply and support agreement (the "Agreement") with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as "CryptoLogic"). Additionally, in June 2007, WPTonline.com ceased operations and the relationship with WagerWorks, Inc. was terminated. As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software (effectively stopping the development of our own online gaming site), we wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off of assets, we curtailed our Israel operations and closed one of our two offices during the second quarter of 2007, and in the fourth quarter of 2007, we closed the remaining office in Israel.

        Pursuant to the Agreement, CryptoLogic operates an online gaming site for us featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site. We are entitled to approximately 80% of net gaming revenues, as defined below, from the operation of the site. Under the Agreement, we are also a member in a centralized online gaming network (the "Network") with several other licensees of CryptoLogic, pursuant to which players are able to play on our branded gaming site on the Network.

        On June 14, 2007, CryptoLogic delivered the poker software to us and the online poker room became operational on June 28, 2007; on July 26, 2007, CryptoLogic delivered ten casino games (the "Initial Casino"). Pursuant to the Agreement, we were granted an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide our customers with access to a full suite of casino games (the "Full Casino") within three months of such notice. We have now executed an amendment to the Agreement, effective March 5, 2008, exercising our option for the Full Casino with an annual minimum guarantee payable to CryptoLogic from us of $750,000, and we are also exercising our option to have Cryptologic develop two additional poker language rooms in Spanish and German for $100,000. In a separate amendment to the Agreement dated March 5, 2008, we agreed to extend the Term of the License Agreement with CryptoLogic an additional year (now ending June 30, 2011) and received favorable rates as described below.

        We are entitled to the following percentages of net gaming revenue: (a) One Hundred percent (100%) of the first $37,500 per month, (b) Seventy-nine percent (79%) of revenue in excess of $37,500 but less than $500,000 per month; and (d) Eighty percent (80%) of the revenue in excess of $500,000 per month. CryptoLogic is entitled to earn minimum guaranteed revenue associated with the Initial Casino of $500,000 per year or $125,000 per quarter and upon launch of the Full Casino, CryptoLogic will be entitled to a minimum revenue guarantee of $750,000 per year or $187,500 per quarter. In 2007, we had a shortfall of approximately $183,000, which will be netted against future settlements from CryptoLogic.

        If, at any time after the nine (9) month anniversary of the go-live date, monthly gaming revenues fall below $500,000 for three (3) consecutive months, CryptoLogic has the right to terminate the Agreement on ninety (90) days written notice. However, we may prevent any such termination through payment of the shortfall of CryptoLogic's percentage of such gaming revenue within thirty (30) days of receipt of CryptoLogic's notice of termination.

        For the year ended December 30, 2007, our online gaming business generated approximately $1.1 million in revenues, compared to costs of revenues of approximately $0.8 million. Online revenues are presented gross of WagerWorks and CryptoLogic costs and net of network promotions, bonuses, and cash incentives provided to patrons.

        The domestic website at WorldPokerTour.com includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT which launched in January 2008. ClubWPT includes an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States and is currently offered in 38 States. ClubWPT offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination black jack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month, which could include a $10,000 seat into a WPT televised main event. Other high-end prizes include electronics, shopping sprees, cruises and jewelry. Non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

        Other benefits offered by ClubWPT include a subscription to All-In Magazine, the world's only magazine dedicated to both poker and blackjack, as well as the Las Vegas Advisor and over 150 coupons from 64 Las Vegas properties covering everything from room rate bargains, free meals, 2-for-1 show tickets, and other benefits.

        We use a third party service provider, Ultimate Blackjack Tour, LLC ("UBT"), to operate our subscription-based online service for ClubWPT.com, which includes supporting the software, technical operations and customer service. In return for UBT's services, UBT earns a percentage of net revenues which is calculated as subscriber fees less certain costs (which are allocated on a customer-by-customer basis) including chargebacks, prize pool, Club content, financial charges and compliance fees.

        Our marketing message to drive players online is consistent with our message across all aspects of the World Poker Tour. We will target the "everyday man" who wants to live the poker dream of becoming the next "WPT Poker Made Millionaire." To support this campaign, we have partnered with Antonio Esfandiari, a well-known professional poker player and WPT Champion, who has joined us as the face of the WPT Poker-Made Millionaire. We entered into a three year agreement with Antonio, pursuant to which he will be our spokesperson for both online gaming and ClubWPT.com and will represent us in tournaments and events around the world. In return for Antonio's services, we will pay an annual retainer, tournament participation costs and tournament bonuses based on performance (i.e. final table appearances).

        Additionally, in January 2008, WPT partnered with STATS—the company that provides data collection and analysis for 85 sports leagues, including Major League Baseball, the National Football League, and the National Basketball Association—to deliver what we believe is the first ever in-depth analyses and strategic breakdowns for the poker industry. STATS will compile data from every final table hand played in every televised WPT tournament to detail each individual player's style of play, situational analysis, breakdowns, trends, and more, allowing poker fans and players to study intricacies of the game in ways we believe were never available before.

        On July 12, 2006, we entered into and executed a licensing agreement with Cecure Gaming ("Cecure"), formerly 3G Scene Limited, pursuant to which we granted Cecure a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming applications. Cecure has developed software and other products that enable it or its licensees to offer gaming services to customers via mobile devices. Pursuant to the agreement, Cecure will offer real-money mobile games solely in jurisdictions where such gaming is not restricted. In consideration for the license, we are entitled to 50% of Cecure's net revenues. On July 31, 2006, we paid approximately $2.9 million in cash to acquire an approximate 10% ownership interest in Cecure. No revenue related to Cecure has been recognized.

        WPT China.    On August 6, 2007, we entered into a Cooperation Agreement (the "Cooperation Agreement") with the China Leisure Sports Administrative Center (the "CLSAC"), a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game "Traktor Poker" or "Tuo La Ji." Pursuant to the Cooperation Agreement, we have the right to brand and exploit the WPT China National Traktor Poker Tour (the "Traktor Poker Tour") during the five (5) year term of the Cooperation Agreement. Additionally, we are afforded certain marketing and sponsorship rights in conjunction with the WPT China National Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the WPT China National Traktor Poker Tour in all media and we expect the largest opportunities to stem from online and mobile subscriptions. Furthermore, the CLSAC agreed to organize no less than fifteen (15) Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the WPT China National Traktor Poker Tour. In exchange, we pay a yearly fee to the CLSAC, which started at Five Hundred and Five Thousand Dollars ($505,000) for the first year and increases by ten percent (10%) annually for the remaining four years of the term. We also have a unilateral option to extend the agreement for an additional five years, provided that the yearly fee, for the first year of the renewed term, will increase by 25% from the fifth year of the term.

        On October 12, 2007, we officially launched the inaugural season of the WPT China National Traktor Poker Tour in Lanzhou, Gansu. By March 2008, we will have completed the fifteen (15) regional preliminary tournaments with all events filled to capacity. The WPT China National Traktor Poker Tour Season One champion will be crowned at the championship event in mid-2008 where we expect the event to be televised on a major Chinese broadcaster.

Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 30, 2007.

  Fiscal Year Ended December 30, 2007 (2007) Compared to December 31, 2006 (2006)

        Revenues.    Our total revenues decreased by $7.5 million (26%) in 2007 compared to 2006. Domestic television licensing revenues decreased $7.2 million (43%) in 2007 compared to 2006. The decrease was primarily a result of the delivery of seventeen episodes of Season Five and five episodes of Season Six of the WPT television series in 2007 (22 total episodes) versus sixteen episodes of Season Four and five episodes of Season Five of the WPT and twenty-four episodes of the PPT television series in 2006 (45 total episodes). Although there was an increase in international television distribution agreements, international television licensing revenues decreased by $0.7 million (24%) in 2007 compared to 2006 as a result of lower television licensing fees per territory, which was primarily due to our online gaming competitors producing lower cost programming and adding pressure for us to accept decreased license fees or no fees. The decreased international television licensing revenues were offset by increased event hosting and sponsorship revenues of $2.2 million (83%) primarily due to international television sponsorship revenues that did not exist in the prior year. Product licensing revenues increased $0.3 million (9%) in 2007 compared to 2006 primarily due to higher interactive gaming revenues. Online gaming decreased $2.0 million (64%) primarily due to lower levels of player activity versus the prior year, as well as us ceasing operations on the WagerWorks network while transitioning our online gaming operations to CryptoLogic.

        Cost of Revenues.    Cost of revenues decreased by approximately $2.1 million (20%) in 2007 compared to 2006. The decrease was primarily a result of a decrease in production costs of $1.6 million as we delivered fewer episodes in 2007 versus 2006. Additionally, online gaming cost of revenues decreased $0.9 million in 2007 versus 2006 due to lower revenues. The decreased costs were offset by $0.6 million of costs related to international television sponsorship revenues, which did not exist in the prior year.

        Gross Margins.    Overall gross margins were 62% in 2007 compared to 65% in 2006. Domestic television licensing margins were 40% in 2007 compared to 56% in 2006. This decrease was principally because of the delivery of twenty-four episodes of our PPT series in 2006 for which the production costs had been expensed in an earlier period. In addition, online gaming contributed to the overall lower margin in 2007 as a result of an amendment of the agreement with Wager Works, which significantly increased the percentage of revenues paid to that party. The decreased margins were offset by higher margins from international television sponsorship revenues in the 2007 period.

        Selling, general and administrative expense.    Selling, general and administrative expense increased $4.1 million (22%) year-over-year. The increase was partially due to our efforts to develop our online gaming business including costs to develop infrastructure prior to entering into an agreement with CryptoLogic and headcount costs associated with our Israel operations. Increases in costs were also associated with the development of the WPT China National Traktor Poker Tour, which included sponsorship costs paid to the CLSAC. Infrastructure and development costs associated with our non-gaming website at WorldPokerTour.com and ClubWPT.com also contributed to the increase in costs.

        Loss on abandonment of online gaming assets.    During the second quarter of 2007, we wrote-off approximately $2.3 million in online gaming assets as a result of termination of development of the stand-alone online gaming platform we were developing based on CyberArts software.

        Other income.    Other income decreased in 2007, primarily as a result of recognizing $10.2 million from a gain on sale of investment in 2006, relating to the sale of stock we held in PokerTek, Inc. Interest income increased by $0.1 million (9%) in 2007 compared to 2006, primarily due to higher interest rates on cash equivalents and investment in marketable securities balances.

        Income taxes.    The income tax provision was $(0.1) and $4.4 million for 2007 and 2006, respectively, and the effective tax rate for 2007 and 2006 was approximately 0.7% and 36.1%, respectively. The income tax benefit in 2007 is net of the effect of a valuation allowance established for the net deferred tax asset related to the 2007 pre-tax net loss of $9.7 million. As of December 30, 2007, we had federal net operating loss carryforwards of approximately $11.0 million ($8.7 million related to operations and $2.3 million related to stock option exercises) and state net operating loss carryforwards of $10.7 million ($8.5 million related to operations and $2.2 million related to stock option exercises). On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes, which had no effect on our financial statements or related disclosures.

  Outlook

        For the first quarter of 2008, revenues are expected to be in the range of $4.5-$5.0 million. We also expect:

  •
  To deliver a total of eighteen episodes of Season Six of the WPT television series in 2008: seven episodes in the first quarter, with the remaining eleven to be delivered during the second and third quarters.

  •
  Lower gross margins for domestic television as a result of the terms of the agreement with GSN.

  •
  To recognize host fee and sponsorship revenues as WPT domestic episodes are aired during the first, second and third quarters of 2008.

  •
  To launch Season Two of the WPT China National Traktor Poker Tour and begin to recognize revenue from China-related activities by the fourth quarter of 2008.

  •
  Moderate progress in online gaming in the first quarter of 2008.

        Regarding expenses, we expect year-over-year overall selling, general and administrative expenses to increase as a result of a full-year of China related operations and higher sales and marketing costs as we invest in marketing our online gaming business and ClubWPT. General and administrative costs, a component of overall selling, general and administrative expenses, are projected to slightly decrease as we have implemented cost cutting initiatives during 2007 and believe we have made the necessary investments to scale our core businesses.

  Fiscal Year Ended December 31, 2006 (2006) Compared to January 1, 2006 (2005)

        Revenues.    Our total revenues increased by $11.2 million (62%) in 2006 compared to 2005 due to domestic television licensee fees, which increased $9.2 million (121%) in 2006 compared to 2005. The increase in domestic television is primarily due to the delivery of twenty-four episodes of Season One of the PPT television series versus no episodes of the PPT delivered in 2005, combined with the delivery of sixteen episodes of Season Four and five episodes of Season Five in fiscal 2006 (21 total episodes) compared to thirteen episodes of Season Three and five episodes of Season Four in fiscal 2005 (18 total episodes). Online gaming, host fees and sponsorship revenues also increased $3.0 million (110%) in 2006 compared to 2005, of which $2.3 million is due to increased online gaming revenues, as we had higher levels of player activity during 2006 compared to 2005, as well as increased sponsorship fees for Season Four versus Season Three. Product licensing revenues decreased $1.1 million (25%) in 2006 compared to 2005. The decrease was primarily due to lower revenues from US Playing Card, Jakks Pacific and MDI, which were the result of lower demand for chip sets and plug and play games in the consumer marketplace, as well as fewer states running our lottery ticket program. The decreased revenues were partially offset by increased mobile gaming sales from Hands-On Mobile.

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

        Selling, general and administrative expense.    Selling and administrative expense increased $4.5 million (32%) in 2006 compared to 2005. This increase was primarily due to $3.5 million of share-based compensation expense, resulting from the implementation of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment-Revised 2004. There was no share-based compensation expense related to employee and director stock options recognized during the year ended January 1, 2006, pursuant to the accounting guidance in effect during 2005. Additional headcount and related costs also contributed to the increase in general and administrative expenses, as the Company was actively developing its online gaming software and expanding its interactive businesses. These increased costs were partially offset by decreased sales and marketing expenses as a result of reduced online gaming marketing efforts and lower commissions paid to our third-party licensing agent for consumer product licensing.

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

Liquidity and Capital Resources

        During 2007, cash and cash equivalents and investments in marketable securities decreased by $8.6 million to a combined balance of $31.0 million. Cash was used to support operating activities and to purchase property and equipment. Our principal cash requirements consist of the following costs:

  •
  online gaming operations,

  •
  television production,

  •
  payroll and benefits,

  •
  professional and consulting fees,

  •
  sales and marketing,

  •
  business insurance and

  •
  office leases

        We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of our media, online gaming and other businesses and for general corporate purposes. We anticipate that sales and marketing costs will increase significantly in upcoming quarters as we market our real money online gaming website and our subscription-based online site, ClubWPT.com. In addition, we intend to invest significantly in international expansion, including developing and marketing the WPT China National Traktor Poker Tour.

        As of December 30, 2007, we held approximately $7.8 million of principal invested in auction rate securities ("ARS"). We currently hold $12.4 million of ARS. Historically, these types of ARS investments have been liquid with interest rates resetting every 7 to 35 days by an auction process. As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March 2008, auctions for ARS investments held by us failed. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders, and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.

        We hold ARS with underlying collateral of student loans that had AAA or Aaa ratings at the time of purchase and maintain these ratings through the date of this filing. The majority of our ARS are guaranteed under the Federal Family Education Loan Program or FFELP. We believe that the credit quality of these assets has not been impacted; therefore, no impairment charges have been recorded to date. We will continue to monitor the credit quality of these investments to determine if impairment charges are required in future periods.

        Regarding the balance sheet classification as of December 30, 2007, we believe that we have appropriately classified all ARS as short-term, as all securities experienced a successful auction with no failures during the month of January and certain ARS were liquidated. If the liquidity issues persist through the end of the first quarter of 2008, we intend to reclassify these investments to non-current.

        We expect that cash, cash equivalents and our short-term investments in marketable securities on hand and generated from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next year even considering the current liquidity issues with the ARS. If these securities remain illiquid for a period greater than one year, then we may be required to seek additional working capital to fund our operations or fund our expansion plans. To raise working capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

        The table below sets forth our known contractual obligations as of December 30, 2007 (in thousands):

	Payments due by period (in thousands)
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond
Operating leases(1)	$3,114	$893	$1,801	$420	$—
Purchase obligations(2,3,4)	3,378	1,991	1,387	—	—
Employee obligation(5)	500	500	—	—	—

	$6,992	$3,384	$3,188	$420	$—

(1)
Operating lease obligations include rent payments for our corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments are approximately $40,000 and escalate to approximately $45,000 over the remaining lease term. For the second lease, monthly lease payments are approximately $31,000 and escalate up to approximately $33,000 over the remaining lease term. The lease obligations presented also include rent payments for our office facility in London. The amounts set forth in the table above include monthly lease payments through June 2011.

(2)
Includes the operational expenses associated with the development of WorldPokerTour.com. These expenses relate to the gaming and non-gaming aspects of the website. Additionally included in purchase obligations are open purchase orders of approximately $450,000 as of December 30, 2007. These liabilities are included in Other Accrued Expenses.

(3)
Includes a three year base retainer with Antonio Esfandiari, who will serve as our spokesperson for both online gaming and ClubWPT.com.

(4)
Includes minimum guaranteed revenue to CryptoLogic associated with the Initial Casino of $500,000 per year or $125,000 per quarter. Upon launch of the Full Casino, projected to be delivered by June 2008, CryptoLogic will be entitled to a minimum revenue guarantee of $750,000 per year or $187,500 per quarter.

(5)
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

        Revenue recognition.    Revenue from the domestic and international distribution of our television series is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"):

  •
  Persuasive evidence of an arrangement exists;

  •
  The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

  •
  The license period has begun and the customer can begin its exploitation, exhibition or sale;

  •
  The seller's price to the buyer is fixed and determinable; and

  •
  Collectibility is reasonably assured.

        In accordance with the terms of the WPT agreements, we recognized domestic television license revenues upon the receipt and acceptance of completed episodes by the Travel Channel and GSN. However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we do not consider collectibility of international television license revenues to be "reasonably assured," and accordingly, we do not recognize such revenue unless payment has been received. Additionally, we present certain international distribution license fee revenues net of the distributor's fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19").

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

        Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks and CryptoLogic, our online gaming service providers during 2007, for online poker and casino activity. In accordance with EITF 99-19, we present online gaming revenues gross of service provider costs (including the service provider's management fee, royalties and credit card processing that are recorded as cost of revenues) as we have the ability to adjust price and specifications of the online gaming site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site. We include certain cash promotional expenses related to free bets and deposit bonuses along with customer chargebacks as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

        Travel Channel participation.    We account for royalty payments to the Travel Channel ("TRV") in accordance with the WPT agreement, pursuant to which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour brand, after specified minimum amounts are met. We record these amounts in cost of revenues as revenues from international television, consumer products licensing, home entertainment and merchandise are recognized.

        Deferred television costs.    We account for deferred television costs in accordance with SOP 00-2. Deferred television costs include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as office facilities and insurance. Shared facilities costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode. Management currently estimates that 100% of the $2.2 million in capitalized deferred television costs at December 30, 2007, are expected to be expensed in connection with episode deliveries by the end of fiscal 2008, and are therefore presented as current assets.

        Investment.    On July 31, 2006, we paid approximately $2.9 million in cash to acquire an approximate 10% ownership interest in Cecure Gaming, Inc. ("Cecure"). Cecure has developed software and other products which enable Cecure or its licensees to offer real money gaming services to customers via mobile devices. As we have less then 20% ownership interest and do not have the ability to exercise significant influence over Cecure, we account for this investment under the cost method and adjust the carrying value only for other-than-temporary declines in fair value, in accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management is currently unaware of any circumstances that might trigger such an adjustment.

        Share-based compensation.    On January 2, 2006, we adopted SFAS No. 123(R) using the "modified prospective transition" method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued FASB Statement ("SFAS") No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations and certain other transactions. SFAS 141R will apply prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. Since we are not now contemplating any covered transactions after its effective date, we currently expect that SFAS 141R will not have an impact on our future financial position, results of operations and operating cash flows.

        In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, we currently expect that SFAS 160 will not have an impact on our future financial position, results of operations and operating cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for our fiscal year beginning after November 15, 2007, subject to a 1-year delay for nonfinancial assets. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings, providing SFAS 157 is also adopted. We currently expect that SFAS 157 and SFAS 159 will not have an impact on our future financial position, results of operations and operating cash flows.

Private Securities Litigation Reform Act

        The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our current expectations or beliefs concerning future events. These statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions.

        Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement. Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, these factors include, among others, the following risks:

  •
  We remain heavily reliant upon our agreement with GSN as a source of revenue and any termination or impairment of this agreement would materially and adversely affect the results of our operations;

  •
  The change of laws in various states or countries in regard to sweepstakes, promotions and giveaways or a negative finding of law regarding the characterization of the type of online activity carried out on ClubWPT could result in our inability to take subscribers in those jurisdictions, which in turn could significantly impact our ability to generate revenue;

  •
  Our business arrangements with CryptoLogic (with respect to online gaming), Ultimate Blackjack Tour, LLC (with respect to our online subscription model at ClubWPT.com) and GSN (with respect to the broadcast of the WPT television series) are new arrangements that will likely be the main source of our future revenue, and there is no guarantee that our relationships with any of them will be successful or long-term;

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

  •
  Our competitors (many of whom have greater financial resources or marketplace presence) have developed television programming that directly competes with our television programming;

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our financial instruments include cash and cash equivalents, U.S. Treasury and Agency securities, corporate bonds, auction rate securities and short-term municipal securities. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 30, 2007, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

Item 8.    Financial Statements and Supplemental Data

WPT ENTERPRISES, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

Board of Directors
WPT Enterprises, Inc.
Los Angeles, California

        We have audited the accompanying balance sheets of WPT Enterprises, Inc. (the Company) as of December 30, 2007 and December 31, 2006, and the related statements of earnings (loss), comprehensive earnings (loss), stockholders' equity and cash flows for the years ended December 30, 2007, December 31, 2006, and January 1, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPT Enterprises, Inc. as of December 30, 2007 and December 31, 2006, and the results of its operations and cash flows for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, in conformity with accounting principles generally accepted in the United States.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
WPT Enterprises, Inc.
Los Angeles, California

        We have audited the internal controls over financial reporting of WPT Enterprises, Inc. (the Company) as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, WPT Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of WPT Enterprises, Inc. as of and for the year ended December 30, 2007 and our report dated March 7, 2008, expressed an unqualified opinion thereon.

/s/ Piercy Bowler Taylor & Kern

Piercy, Bowler, Taylor & Kern
Certified Public Accountants

Las Vegas, NV

March 7, 2008

WPT ENTERPRISES, INC.

Balance Sheets

	December 30, 2007	December 31, 2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,852	$8,360
Investments in marketable securities	22,971	24,301
Accounts receivable, net of allowances of $18	2,758	2,353
Income taxes receivable	97	—
Deferred television costs	2,198	1,722
Other	733	735

	32,609	37,471

Investments in marketable securities	4,200	6,962
Property and equipment, net	1,462	3,375
Restricted cash	347	453
Investment	2,923	2,923
Other	156	156

	$41,697	$51,340

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$736	$674
Accrued payroll and related	988	1,205
Other accrued expenses	1,308	1,076
Deferred revenue	2,870	4,740
Income taxes payable	—	394

	5,902	8,089

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,492 and 20,378 shares issued and outstanding	20	20
Additional paid-in capital	43,833	41,719
Retained earnings (deficit)	(8,072)	1,561
Accumulated other comprehensive earnings (loss)	14	(49)

	35,795	43,251

	$41,697	$51,340

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

For Fiscal Years

	2007	2006	2005
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$9,632	$16,871	$7,649
International television	2,263	2,978	2,840
Product licensing	3,619	3,315	4,398

	15,514	23,164	14,887
Online gaming	1,150	3,150	864
Event hosting and sponsorship fees	4,831	2,638	1,894
Other	217	309	418

	21,712	29,261	18,063
Cost of revenues	8,224	10,316	9,987

Gross profit	13,488	18,945	8,076
Selling, general and administrative expense	22,700	18,630	14,087
Loss on abandonment of online gaming assets	2,270	—	—

Earnings (loss) from operations	(11,482)	315	(6,011)
Other income (expense):
Gain on sale of investment	—	10,216	—
Interest	1,779	1,630	1,017

Earnings (loss) before income taxes	(9,703)	12,161	(4,994)
Income taxes	70	(4,392)	(9)

Net earnings (loss)	(9,633)	7,769	(5,003)
Unrealized gains (losses) on securities:	63	(282)	10,455

Comprehensive earnings (loss)	$(9,570)	$7,487	$5,452

Net earnings (loss) per common share—basic and diluted	$(0.47)	$0.38	($0.26)

Weighted-average common shares outstanding—basic	20,603	20,457	19,575
Dilutive effect of common stock equivalents	—	47	—

Weighted-average common shares outstanding—diluted	20,603	20,504	19,575

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of Stockholders' Equity

For Fiscal Years 2007, 2006 and 2005

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation	Accumlated Other Comprehensive Earnings/(Loss)
	Shares	Dollars					Total
	(In thousands)
BALANCES, JANUARY 2, 2005	19,480	19	32,767	(1,205)	(6)	(6)	31,569
Reduction of deferred compensation					5		5
Common stock issued	678	1	29				30
Stock-based compensation			698				698
Common stock subject to repurchase			643				643
Interest on common stock subject to repurchase			(24)				(24)
Other comprehensive gain						10,455	10,455
Net loss				(5,003)			(5,003)

BALANCES, JANUARY 1, 2006	20,158	20	34,113	(6,208)	(1)	10,449	38,373
Reduction of deferred compensation					1		1
Common stock issued	220		1				1
Stock-based compensation			3,696				3,696
Tax benefit from stock option exercises			3,909				3,909
Sale of investment						(10,216)	(10,216)
Other comprehensive loss						(282)	(282)
Net earnings				7,769			7,769

BALANCES, DECEMBER 31, 2006	20,378	20	41,719	1,561	—	(49)	43,251
Common stock issued	114		1				1
Stock-based compensation			2,113				2,113
Other comprehensive gain						63	63
Net loss				(9,633)			(9,633)

BALANCE, DECEMBER 30, 2007	20,492	$20	$43,833	$(8,072)	$—	$14	$35,795

See notes to financial statements.

WPT ENTERPRISES, INC.

Statements of Cash Flows

For Fiscal Years

	2007	2006	2005
	In thousands
OPERATING ACTIVITIES:
Net earnings (loss)	$(9,633)	$7,769	$(5,003)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	696	597	426
Share-based compensation	2,113	3,800	796
Gain on sale of investment	—	(10,216)	—
Other	—	58	(43)
Loss on abandonment of online gaming assets	2,270	—	—
Increase in operating (assets) and liabilities:
Accounts receivable	(411)	680	(965)
Income taxes	(491)	394	—
Deferred television costs	(476)	(305)	(801)
Other	(233)	139	(247)
Accounts payable	62	(876)	840
Accrued expenses	(28)	1,094	251
Deferred revenue	(1,870)	(410)	1,870

Net cash provided by (used in) operating activities	(8,001)	2,724	(2,876)

INVESTING ACTIVITIES:
Purchase of property and equipment	(769)	(2,701)	(994)
Investment in unconsolidated investee	—	(2,923)	—
Purchases of marketable securities	(55,974)	(48,318)	(42,450)
Sales/redemptions of marketable securities	60,129	43,899	43,322
Proceeds from sale of investment	—	10,236	—

Net cash provided by (used in) investing activities	3,386	193	(122)

FINANCING ACTIVITIES:
Gross decrease (increase) in restricted cash	106	(204)	(5)
Proceeds from stock option exercises	1	1	29
Tax benefit from stock option exercises	—	3,909	—
Collection loan receivable	—	—	186

Net cash provided by financing activities	107	3,706	210

Net increase (decrease) in cash and cash equivalents	(4,508)	6,623	(2,788)
Cash and cash equivalents—beginning of period	8,360	1,737	4,525

Cash and cash equivalents—end of period	$3,852	$8,360	$1,737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Share-based compensation capitalized as television costs	$—	$(14)	$(117)
Cash paid for income taxes	(394)	(98)	(17)

See notes to financial statements.

WPT Enterprises, Inc.

Notes to Financial Statements

1. BUSINESS

        WPT Enterprises, Inc. ("WPTE" or the "Company") creates internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. The World Poker Tour®, or WPT, television series, which is based on a series of high-stakes poker tournaments, currently airs on the Travel Channel in the United States, and will begin airing on the Game Show Network ("GSN") in March 2008, and has been licensed for broadcast globally. The Company also offers a real-money online gaming website which prohibits wagers from players in the U.S. and other restricted jurisdictions. The Company has operations in mainland China, pursuant to the agreement with the China Leisure Sports Administrative Center (the "CLSAC"), where the Company is developing and marketing the WPT China National Traktor Poker Tour. In addition, the Company licenses the World Poker Tour brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and is engaged in the sale of corporate sponsorships.

        Organization and capitalization—The Company, as an indirect majority-owned subsidiary of Lakes Entertainment, Inc. ("Lakes" or the "Parent"), effected its initial public offering during the fiscal year ended January 2, 2005, and sold 4,000,000 shares of WPTE common stock which raised approximately $28.0 million, net of offering expenses and underwriting discounts. In that year, the underwriters exercised their over-allotment option to acquire an additional 600,000 common shares resulting in additional net proceeds of $4.4 million to the Company.

        Lakes, together with WPTE's directors and executive officers, beneficially own 15,353,539 shares of WPTE's common stock, which represents approximately 71% of the Company's voting power. As a result, Lakes, either alone or acting together with our directors and executive officers, controls the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of WPTE's assets, and as a result, indirectly controls the Company's management through the election and removal of members of the Company's Board of Directors.

        Concentrations—Since the Company's inception, the Travel Channel, LLC ("Travel Channel" or "TRV") has accounted for the majority of WPTE's revenues. Specifically, TRV represented 37%, 58% and 42% of the Company's total revenue in 2007, 2006, and 2005, respectively. On April 1, 2007 TRV did not exercise its option to broadcast the sixth season of the Show.

        On April 2, 2007, the Company entered into an agreement with GSN, pursuant to which GSN agreed to license the sixth season of the WPT ("the Show") for the payment of a $300,000 license fee per episode. The parties agreed that Season Six of the Show will total twenty-three (23) episodes. The per episode fee increases by 5% in each future season of the Show in the event GSN exercises its options for future seasons as described below. Furthermore, the Company is entitled to a bonus fee per episode of between $20,000 and $35,000, payable after the end of each season, in the event the average Nielsen ratings of all of the premiere episodes in a season exceed certain agreed-upon levels. In addition to the sixth season of the Show, GSN has two (2) consecutive, exclusive options for the seventh and eighth seasons of the Show and is exercisable no later than sixty days following GSN's initial airing of the first episode of Season Six. If GSN exercises each of those options, the GSN Agreement allows GSN to have an exclusive right of first negotiation and last refusal with the Company, for a limited period of time with respect to the ninth season of the Show.

        Under the GSN agreement, the Company is required to deliver each episode of the World Poker Tour television series by a specific delivery date. If the Company fails to timely deliver an episode, GSN has the right to reject that episode and be reimbursed for the related per-episode license fee. As a result, untimely delivery of one or more episodes by the Company may have a material adverse effect on the Company's financial condition, results of operations and cash flow.

        GSN's decision to exercise its options may be affected by, among other things, the Company's ability to deliver episodes in a timely manner, as well as the quality of the Company's programming and its continued acceptance by the viewing public. Since the Company's revenue from GSN is expected to comprise a significant portion of the Company's total revenue, a decision by GSN not to exercise its options for future seasons would have a material adverse effect on the Company's financial condition, results of operations and cash flow and the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand. However, if GSN does not exercise its option for future seasons, the Company would then be able to market the show to other networks.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Year end—The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company's fiscal years for the periods reflected in the accompanying financial statements ended on December 30, 2007 (2007), December 31, 2006 (2006), and January 1, 2006 (2005).

        Basis of presentation—The financial statements of the Company include the accounts of WPT Enterprises, Inc. and its wholly-owned subsidiaries after elimination in consolidation of intercompany accounts and transactions.

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

        Investments—The Company has classified all of its currently held investments in marketable securities (Note 3) as available for sale, which are stated at fair market value, with unrealized gains and losses reported as other comprehensive earnings (loss), net of related income taxes. Fair market value is determined by reference to published market quotes or the most recent traded price of the security at the balance sheet date. Realized gains or losses are determined as of the settlement date on the specific identification cost method. The cost method of accounting is used for investments in which WPTE has less than a 20% ownership interest and the Company does not have the ability to exercise significant influence (Note 6).

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

        Property and equipment—Property and equipment (Note 5) is stated at cost less accumulated depreciation and amortization computed using the straight-line method over the following estimated useful lives, which in the case of leasehold improvements, is limited to the term of the lease:

Furniture and equipment	3-6 years
Software	3 years
Leasehold improvements	3-6 years

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

  •
  The price to the customer is fixed and determinable; and

  •
  Collectibility is reasonably assured.

        Due to restrictions and practical limitations applicable to operating relationships with foreign networks, the Company does not consider collectibility of international television license revenues to be reasonably assured, and accordingly, the Company does not recognize such revenue unless payment has been received. The Company presents international distribution license fee revenues net of the distributor's fees.

        Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes minimum revenue guarantees, if any, ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

        Online gaming revenues are recognized monthly based on detailed statements received from the online gaming service provider for online poker and casino activity. The Company presents online gaming revenues gross of service provider costs (including the service provider's management fee, royalties and credit card processing that are recorded as cost of revenues) as the Company has the ability to adjust price and specifications of the online gaming site, the Company bears the majority of the credit risk and the Company is responsible for the sales and marketing of the gaming site. The Company includes certain cash promotional expenses related to free bets and deposit bonuses along with customer chargebacks as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

        Event hosting fees paid by host casinos for the privilege of hosting the events are recognized as the related episodes are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired.

        Travel Channel participation—The Company accounts for royalty payments to TRV in accordance with the WPT agreement, in which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour brand after specified minimum amounts are met. The Company records these amounts in cost of revenues as the related international television, consumer products, and other licensing revenues are recognized.

        Share-based compensation—On January 2, 2006, the Company adopted SFAS No. 123(R), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Previously, the Company accounted for share-based compensation to employees and directors (Note 9) using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees ("APB 25").

        The Company adopted SFAS No. 123(R) using the "modified prospective transition" method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using a Black-Scholes option pricing model. The key assumptions included in the Black-Scholes model are as follows:

  •
  Risk free interest rate—For periods within the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

  •
  Expected term—Due to the Company's limited operating history including stock option exercises and forfeitures, the Company calculated expected term using the "Simplified Method" in accordance with Staff Accounting Bulletin 107.

  •
  Expected volatility—As the Company has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of the Company's stock since it began trading in August 2004.

  •
  Forfeiture rate—The Company uses historical data to estimate employee departure behavior in estimating future forfeitures.

        Following is a summary of the assumptions used to estimate the weighted-average fair value of the stock options granted using the Black-Scholes pricing model:

	Year ended December 30, 2007	Year ended December 31, 2006
Risk free interest rate	4.19%	4.61%
Expected term	6.0 to 6.5 years	6.0 to 6.5 years
Expected volatility	71.24%	78.67%
Forfeiture rate	14.73%	4.13%
Expected dividend yield	0%	0%
Weighted-average fair value	$2.26	$3.47

        For the year ended 2006, the effect of the change from APB 25 to SFAS 123(R) was to decrease net earnings by $3.6 million and earnings per share by $0.17 per share. The value of the portion of the award that is ultimately expected to vest (net of estimated forfeitures) is recognized as expense, using a straight-line method, over the requisite service period.

        Earnings (loss) per share—Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to employees and consultants of the Company are included in the computation after the options have vested when the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options (Note 9). Diluted earnings per common share is calculated by adjusting weighted-average outstanding shares, assuming conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents, which are immaterial, are not considered in the calculation for loss periods because to do so would be anti-dilutive.

3. INVESTMENTS IN MARKETABLE SECURITIES

        As of December 30, 2007 and December 31, 2006, investments consist of the following (in thousands):

December 30, 2007

Maturity less than 1 year	Cost	Unrealized Gains/Losses	Fair Value
US treasury and agency securities	$1,000	$—	$1,000
Short-term municipal bonds	1,000	1	1,001
Auction rate securities	7,825	—	7,825
Corporate preferred securities	12,464	9	12,473
Certificates of deposit	672	—	672

	22,961	10	22,971

Maturity 1 to 5 years
Municipal bonds	1,827	(3)	1,824
Corporate preferred securities	1,985	7	1,992
Certificates of deposit	384	—	384

	$4,196	$4	$4,200

December 31, 2006

Maturity less than 1 year	Cost	Unrealized Gains/Losses	Fair Value
US treasury and agency securities	$4,000	$(23)	$3,977
Auction rate securities	12,450	1	12,451
Corporate preferred securities	7,901	(28)	7,873

	24,351	(50)	24,301

Maturity 1 to 5 years
US treasury and agency securities	4,999	(1)	4,998
Municipal bonds	1,000	(1)	999
Corporate preferred securities	962	3	965

	$6,961	$1	$6,962

        During 2007 and 2006, the amount of previously unrealized gains/losses that have been realized and included in earnings is not material.

4. DEFERRED TELEVISION COSTS

        As of December 30, 2007 and December 31, 2006, deferred television costs consist of the following (in thousands):

	2007	2006
In-production	$1,591	$1,180
Development and pre-production	607	542

	$2,198	$1,722

        As of December 30, 2007 and December 31, 2006, deferred costs included $362,000 and $360,000, respectively, of production overhead. Based upon management's estimates as of December 30, 2007, 100%

of capitalized television costs are expected to be recognized during fiscal 2008, and accordingly, are shown as current assets.

5. PROPERTY AND EQUIPMENT

        As of December 30, 2007 and December 31, 2006, property and equipment consists of the following (in thousands):

	2007	2006
Furniture and equipment	$2,024	$1,959
Leasehold improvements	701	709
Software	425	278
Construction in progress(*)	277	1,753

	3,427	4,699
Less: accumulated depreciation and amortization.	(1,965)	(1,324)

Property and equipment, net	$1,462	$3,375

*
For 2006, $1.3 million relates to the purchase of CyberArts software whereby the Company was granted a perpetual, non-exclusive and nontransferable license for the object code of poker software and related banking and cardroom management software tools for the Company's development of its own online poker room. During the second quarter of 2007, the Company wrote-off approximately $2.3 million in online gaming assets, including the CyberArts software, as a result of ceasing development of the stand-alone online gaming operation and joining the CryptoLogic online gaming network.

6. INVESTMENT

        On July 31, 2006, the Company paid approximately $2.9 million in cash to acquire an approximate 10% interest in Cecure Gaming (formerly 3G Scene Limited) ("Cecure"). The Company does not have the ability to exercise significant influence over Cecure. At least quarterly, management reviews this investment for possible declines in value that may be determined to be other-than-temporary, in accordance with Emerging Issues Task Force ("EITF") 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management is currently unaware of any circumstance that might trigger such a decline.

7. RELATED PARTY TRANSACTIONS

        The Company has licensed to Lakes the World Poker Tour name and logo in connection with a casino table game that Lakes has developed using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the agreement, the Company is entitled to receive minimum annual royalty payments or 10% of the gross revenue received by Lakes from its sale or lease of the game once initial manufacturing costs are recouped, whichever is greater. The game was approved for distribution by certain gaming regulators in December 2005. During fiscal years 2007 and 2006, the Company earned approximately $10,000 and $30,000 in royalty payments related to the game, respectively.

        Effective as of February 24, 2004, WPTE entered into a non-exclusive license agreement with G-III Apparel Group, Ltd. ("G-III"), which is controlled by a Lakes director. Under the agreement, the entity licenses the World Poker Tour name, logo and trademark from WPTE in connection with the licensee's production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III paid royalties and certain other fees to WPTE of approximately $45,000 and $311,000 in royalties during fiscal 2006 and 2005, respectively. No royalties were earned or paid during fiscal 2007.

8. INCOME TAXES

        The federal and state income tax provision (benefit) is summarized as follows:

	(in thousands)
	2007	2006	2005
Current:
Federal	$(74)	$3,484	$(124)
State	(25)	908	9
Foreign	29	—	—

	(70)	4,392	(115)

Deferred:
Federal	—	—	124
State	—	—	—

	—	—	124

	$(70)	$4,392	$9

        A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	2007		2006		2005
Statutory federal tax rate	$(3,299)	34.0%	$4,135	34.0%	$(1,698)	(34.0)%
State taxes, net of federal benefit	(576)	5.9	658	5.4	(1,027)	(20.6)
Tax exempt income	(39)	0.4	(45)	(0.3)	(17)	(0.3)
Other, net	(204)	2.1	(3)	(0.1)	(8)	(0.1)
Foreign taxes	29	(0.3)	—	—	—	—
AMT credits	(388)	4.0	—	—	—	—
Increase (decrease) in valuation allowance*	4,407	(45.4)	(353)	(2.9)	2,759	55.2

Effective tax rate	$(70)	0.7%	$4,392	36.1%	$9	0.2%

*
Does not consider the tax effect of unrealized holding gains (losses) of $10.4 million and the exercise of employee stock options of $11.4 million in 2005.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	2007	2006
DEFERRED TAX ASSETS:
Current:
Stock options cost	$2,281	$1,673
Accruals, reserves and other	162	136
Valuation allowance	(2,364)	(1,641)

	79	168

Non-current:
Federal net operating losses	3,724	775
State net operating losses, net of federal benefit	636	134
Depreciation and amortization	36	79
AMT credits	388	—
Other	3	—
Valuation allowance	(4,662)	(978)

	125	10

DEFERRED TAX LIABILITIES:
Current:
Prepaid expenses	137	147
Other	11	2

	148	149

Non-current:
Depreciation and amortization	56	29

	56	29

Net deferred tax assets	$—	$—

        The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance has been provided as it is more likely than not that the remaining deferred tax assets will not be recovered in the foreseeable future. The Company's current growth plans may include international expansion, primarily related to its online gaming business and activities in China, expansion of the television and product licensing businesses, acquisitions and entry into new branded gaming businesses. Although the Company anticipates that all potential strategies will be accretive to earnings, management is aware of the risks involved with an aggressive growth strategy. Therefore, based on the Company's limited and volatile earnings history combined with forecasted losses in fiscal 2008, management believes that a 100% valuation allowance for deferred tax assets continues to be appropriate as it is more likely than not that the tax benefits will not be realized.

        At December 30, 2007, the Company has federal and state net operating loss (NOL) carryforwards of approximately $11.0 and $10.7 million, respectively. Federal and state losses of $2.3 million and $2.2 million, respectively, are related to stock option exercises, and, accordingly, when realized, will not have any effect on future reported income but rather will reduce tax liabilities and increase additional paid-in capital. These federal and state NOL carryforwards expire through 2027 and 2017, respectively.

        A deferred U.S. tax liability has not been provided on the unremitted earnings of our various foreign subsidiaries because it is the intent of the Company to permanently reinvest these earnings in each country.

Undistributed pre-tax earnings of our subsidiaries, which have been or are intended to be permanently invested in accordance with APB No. 23, "Accounting for Income Taxes—Special Areas," aggregated approximately $78,000 at December 30, 2007. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would accrue the applicable amounts of taxes associated with such earnings using the effective federal tax rate at the time of repatriation.

9. SHARE-BASED COMPENSATION

        The Company's 2004 Stock Incentive Plan (the "2004 Plan") initially provided for grants up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants prior to becoming a publicly-traded company. On May 31, 2006, the shareholders of the Company approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance to 4,200,000 shares. The options vest in equal installments over three-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with the Company on the anniversary date in order to vest in any shares for that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. WPTE issues new shares of common stock upon exercise of options.

        Share-based compensation expense included in selling, general and administrative expense in 2007 and 2006 was $2.1 million and $3.6 million, respectively. Share-based compensation included in cost of revenues in 2007 and 2006 was $27,000 and $0.3 million ($0.1 million related to employees accounted for under FAS 123(R) and $0.2 million related to consultants accounted for under EITF 96-18), respectively. There was no employee and director share-based compensation expense in 2005 as the Company adopted SFAS 123(R) in 2006. As of December 30, 2007, total estimated compensation cost related to non-vested share-based options not yet recognized was $2.8 million, which is expected to be recognized over the next 35 months on a weighted-average basis. No stock options were issued to consultants in 2007 and 2006. Compensation expense related to stock options issued to consultants was $0.8 million for 2005. This expense was initially capitalized as deferred television costs and expensed as cost of revenue upon delivery and acceptance of completed episodes.

        For the years ended December 30, 2007 and December 31, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary, to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management's determination is based primarily on historical earnings volatility, and the Company's relatively short operating history.

        The following table summarizes stock option activity for the years ended December 30, 2007, December 31, 2006 and January 1, 2006:

		Number of Common Shares
	Options outstanding	Exercisable	Available for grant	Weighted avg. exercise price
Balances at January 2, 2005	2,561,000	560,000	559,000	4.61
Granted	443,000		(443,000)	12.75
Forfeited	(167,667)		167,667	11.99
Exercised	(678,333)			0.0049

Balances at January 1, 2006	2,158,000	620,333	283,667	7.14
Authorized			1,080,000
Granted	754,500		(754,500)	4.92
Forfeited	(374,334)		374,334	9.21
Exercised	(220,000)			0.0049

Balances at December 31, 2006	2,318,166	1,050,200	983,501	6.76
Granted	1,131,350		(1,131,350)	3.42
Forfeited	(414,999)		414,999	7.27
Exercised	(113,660)			0.0049

Balances at December 30, 2007	2,920,857	1,322,206	267,150	$5.66

        The following table summarizes significant ranges of outstanding and exercisable options as of December 30, 2007:

Options outstanding at December 30, 2007				Options exercisable at December 30, 2007
Range of exercise prices	Number outstanding	Weighted avg. remaining contractual life	Weighted avg. exercise price	Number exercisable	Weighted avg. price	Aggregate Intrinsic Value
$0.0049	111,340	4.16	$0.0049	111,340	$0.0049	$189,846
$1.87-4.80	1,341,650	9.45	3.48	69,500	4.18	—
$5.18-9.92	1,307,866	6.98	7.56	1,067,366	7.92	—
$11.95-14.51	154,000	7.62	12.18	70,000	12.47	—
$15.05-19.50	6,001	7.56	15.79	4,000	15.79	—

	2,920,857	8.04	$5.66	1,322,206	$7.32	$189,846

        The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $1.71 on December 28, 2007, which would have been received by the option holders had they exercised their options as of that date. As of December 30, 2007 and December 31, 2006, the total number of "in-the-money" options was 111,340 and 225,000, respectively. The total intrinsic value of options exercised during the year ended December 30, 2007 and December 31, 2006, was $0.5 million and $1.4 million, respectively.

        Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors under SFAS 123, Accounting for Stock-based Compensation

("SFAS 123") in 2005, net loss and net loss per common share would approximate the following pro forma amounts (in thousands, except per share data):

2005
Net loss as reported	$(5,003)
Deduct: total equity-based compensation expense determined under the fair value method	(2,353)
Pro forma net loss under SFAS No. 123	$(7,356)
Net loss per common share—basic and diluted—as reported	$(0.26)
Pro forma net loss per common share—basic and diluted	$(0.38)

        For purposes of pro forma disclosures, the estimated fair value of options is assumed to be amortized to expense over the options' vesting period. The weighted-average fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Risk-free interest rate	4.04%
Expected life	5 years
Expected dividend yield	—
Weighted average fair value	$8.77
Annualized volatility	99.30%

  Restricted shares and warrant issued

        On March 4, 2002, the Company granted 2,400,000 shares to its Chief Executive Officer and President under a management agreement. The shares were fully vested on February 25, 2006.

        In connection with its initial public offering on August 9, 2004, the Company issued to its lead underwriter, Feltl & Company, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant became exercisable on August 9, 2005, and as of December 30, 2007, the warrant remains outstanding.

10. EMPLOYEE RETIREMENT PLANS

        The Company has a section 401(k) employee savings plan for eligible employees. The Company expensed $118,000 in 2007 relating to a discretionary matching 401(k) contribution. The Company made no matching contributions during 2006 and 2005.

        The Company's post production group is currently operating under a collective bargaining agreement with the International Alliance of Theatrical Stage Employees ("IATSE"). Specified benefit levels are ordinarily not negotiated by or made known to participating employers. Although it is possible that a liability would be incurred by the Company in the event of its withdrawal from participation in, or termination of this plan, such liability is not subject to reasonable estimation based on available information. Moreover, the Company has no intention of withdrawing from, and has not been informed of any intention by IATSE to terminate the plan. Under this agreement, the Company is obligated to make payments to the Motion Picture Industry and Health Plans. Contributions in 2007 and 2006 were $127,000 and $160,000, respectively, and there were no contributions in 2005.

11. COMMITMENTS AND CONTINGENCIES

        Employment agreement—The Company has an employment agreement with its President and Chief Executive Officer, under which it has agreed to pay an annualized base salary of $500,000 commencing on November 6, 2006, and ending on December 31, 2008. The Agreement also provides that the officer will serve as a member of the Company's Board of Directors, and he will be eligible to participate in a bonus plan created by the Company's Compensation Committee in its discretion that is agreeable to the officer and the Company. Under a previously existing employment agreement with the officer, he was entitled to an additional bonus equal to 5% of the Company's annual net profits above $3.0 million in such fiscal year. This bonus was approximately $250,000 during 2006 and the agreement expired on December 29, 2006. The Company also previously granted the officer options to purchase 600,000 shares of the Company's common stock at $8.00 per share on August 9, 2004, which options vested in equal installments over three years.

        Lease—The Company has an operating lease for office space and another for production space both expiring in 2011. Additionally, the company entered into an operating lease in London commencing in January 2008 for twelve months. Aggregate future minimum lease payments under these leases for the next four years are as follows:

  •
  2008: $893,000

  •
  2009: $885,000

  •
  2010: $916,000

  •
  2011: $420,000

        Rent expense for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, was $968,000, $747,000 and $469,000, respectively.

        China agreement and related commitment—On August 6, 2007, the Company entered into an agreement expiring in 2012 with a Chinese government-sanctioned body with authority over certain leisure sports, including the popular national Chinese card game "Traktor Poker." During the term of the agreement, the Company is to receive exclusive branding and certain marketing and sponsorship rights related to the WPT China National Traktor Poker Tour. In exchange for these rights, the Company is required to pay an annual fee, which starts at $505,000 and increases by 10% annually for the remaining years of the agreement. The Company has not recorded a liability for years two through five as it has the ability to terminate the agreement unilaterally merely by nonpayment of the annual fee.

        Legal Matters—On July 19, 2006, a legal action was commenced against the Company by seven poker players that alleges, among other things, an unfair business practice of the Company. On March 14, 2007, the plaintiffs filed a motion for summary judgment in the case and on April 12, 2007, the Company filed its opposition to the motion. On May 22, 2007, the Court denied the plaintiffs' motion for summary judgment. A trial date has been set for August 5, 2008. The Company is also involved in various inquiries, administrative proceedings and litigation relating to other matters arising in the normal course of the Company's business.

        Management currently is unable to estimate the minimum loss to be incurred, if any, as a result of the final outcome of these matters but believes it is not likely to have a material adverse effect upon the Company's future financial position or results of operations; accordingly, no provision for loss has been recorded in connection therewith.

12. SEGMENT INFORMATION

        The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by management in deciding how to allocate resources and in assessing performance.

Year ended December 30, 2007 (in thousands):

		WPT Online
	WPT Studios			WPT Global Marketing	WPT China
		Gaming	Non-gaming			Corporate	Total
Revenues:
Domestic television	$9,632	$—	$—	$—	$—	$—	$9,632
International television	2,263	—	—	—	—	—	2,263
Product licensing	—	—	—	3,619	—	—	3,619
Online Gaming	—	1,150	—	—	—	—	1,150
Event hosting and sponsorship	3,257	—	—	1,574	—	—	4,831
Other	23	—	194	—	—	—	217

Total revenues	15,175	1,150	194	5,193	—	—	21,712
Cost of revenues	6,772	793	90	569	—	—	8,224
Gross profit	8,403	357	104	4,624	—	—	13,488
Total assets	4,076	570	145	955	118	35,833	41,697
Depreciation and amortization	315	46	—	—	—	335	696

        Revenues attributed to domestic and foreign operations were $16.2 million and $5.5 million, respectively.

Year ended December 31, 2006 (in thousands):

		WPT Online
	WPT Studios			WPT Global Marketing	WPT China
		Gaming	Non-gaming			Corporate	Total
Revenues:
Domestic television	$16,871	$—	$—	$—	$—	$—	$16,871
International television	2,978	—	—	—	—	—	2,978
Product licensing	—	—	—	3,315	—	—	3,315
Online Gaming	—	3,150	—	—	—	—	3,150
Event hosting and sponsorship	1,100	—	—	1,538	—	—	2,638
Other	11	—	298	—	—	—	309

Total revenues	20,960	3,150	298	4,853	—	—	29,261
Cost of revenues	7,918	1,692	177	529	—	—	10,316
Gross profit	13,042	1,458	121	4,324	—	—	18,945
Total assets	2,904	999	53	1,653	—	45,731	51,340
Depreciation and amortization	340	10	—	—	—	247	597

        Revenues attributed to domestic and foreign operations were $23.1 million and $6.2 million, respectively.

Year ended January 1, 2006 (in thousands):

		WPT Online
	WPT Studios			WPT Global Marketing	WPT China
		Gaming	Non-gaming			Corporate	Total
Revenues:
Domestic television	$7,649	$—	$—	$—	$—	$—	$7,649
International television	2,840	—	—	—	—	—	2,840
Product licensing	—	—	—	4,398	—	—	4,398
Online Gaming	—	864	—	—	—	—	864
Event hosting and sponsorship	1,014	—	—	880	—	—	1,894
Other	—	—	418	—	—	—	418

Total revenues	11,503	864	418	5,278	—	—	18,063
Cost of revenues	8,928	409	200	450	—	—	9,987
Gross profit	2,575	455	218	4,828	—	—	8,076
Total assets	3,173	731	43	1,259	—	41,054	46,260
Depreciation and amortization	265	—	—	—	—	161	426

        Revenues attributed to domestic and foreign operations were $14.3 million and $3.8 million, respectively.

13. SUBSEQUENT EVENTS

        Auction Rate Securities—As of December 30, 2007, the Company held approximately $7.8 million of principal invested in auction rate securities ("ARS"). The Company currently holds $12.4 million of ARS. Historically, these types of ARS investments have been liquid with interest rates resetting every 7 to 35 days by an auction process. As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March 2008, auctions for ARS investments held by the Company failed. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders, and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.

        The Company holds ARS with underlying collateral of student loans that had AAA or Aaa ratings at the time of purchase and maintain these ratings through the date of this filing. The majority of these ARS are guaranteed under the Federal Family Education Loan Program, or FFELP. The Company believes that the credit quality of these assets has not been impacted; therefore, no impairment charges have been recorded to date. The Company will continue to monitor the credit quality of these investments to determine if impairment charges are required. The Company does not believe that the lack of liquidity relating to ARS will have an impact on its ability to fund its operations during the next twelve months.

        Regarding the balance sheet classification as of December 30, 2007, the Company believes that it has appropriately classified all ARS as short-term as all securities experienced a successful auction with no failures during the month of January and certain ARS were liquidated. If the liquidity issues persist through the end of the first quarter of 2008, the Company intends to reclassify these investments to non-current.

        CryptoLogic Amendment—On March 5, 2008, the Company entered into an amendment to the Software Supply and Support Agreement, dated April 27, 2007, by and between the Company and CryptoLogic Inc. ("CryptoLogic"), pursuant to which the Company exercised its option to increase the number of casino games available ("Full Casino") on the Company's online gaming website, WorldPokerTour.com.

        The amendment exercising the Full Casino option lowered the annual minimum guarantee payable to CryptoLogic from $2,500,000 to $750,000. In addition, the Company exercised its option to have CryptoLogic develop online poker rooms in two additional languages, Spanish and German, for a fee of $100,000. In a separate amendment dated March 5, 2008, the Company and CryptoLogic agreed to extend the Term of the License Agreement with CryptoLogic an additional year (now ending June 30, 2011), and received favorable rates as described below.

        The Company is entitled to the following percentages of net gaming revenue: (a) One Hundred percent (100%) of the first $37,500 per month, (b) Seventy-nine percent (79%) of revenue in excess of $37,500 but less than $500,000 per month; and (d) Eighty percent (80%) of the revenue in excess of $500,000 per month.

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

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 30, 2007 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 30, 2007. Piercy Bowler Taylor and Kern, an independent registered public accounting firm, has issued an attestation report on management's assessment of our internal control over financial reporting as of December 30, 2007. That report is included herein.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.    Principal Accountant Fees and Services

        Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of WPT Enterprises, Inc. (incorporated by reference to Exhibit 3.5 to the Form S-1 registration statement of the registrant (File No. 333-114479) ).
3.2	Bylaws of WPT Enterprises, Inc. (incorporated by reference to Exhibit 3.6 to the Form S-1 registration statement of the registrant (File No. 333-114479)).
4.1	Form of Specimen Stock Certificate (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).
10.1	Acquisition Master Agreement, dated as of January 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).†
10.2	Acquisition Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).†
10.3	Letter dated May 20, 2004 from the Travel Channel, L.L.C. to World Poker Tour, LLC (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).
10.4	Amended and Restated Loan Agreement, dated as of March 4, 2002, by and between World Poker Tour, LLC and Lakes Poker Tour, LLC (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).
10.5	WPT Enterprises, Inc. 2004 Stock Incentive Plan (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479) ).*
10.6	Letter Agreement dated as of June 25, 2004 by and between World Poker Tour, LLC and the Travel Channel L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).†
10.7	Form of Indemnification Agreement between WPT Enterprises, Inc. and directors and officers of WPT Enterprises, Inc. (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).
10.8	Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Audrey Kania (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).*
10.9	Employment Agreement dated April 15, 2004 by and between World Poker Tour, LLC and Robyn Moder (incorporated by reference to the corresponding exhibit to the Form S-1 registration statement of the registrant (File No. 333-114479)).*
10.10	Amendment Number 3, dated June 23, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 4, 2004).††
10.11	Office Lease, dated as of September 24, 2004, by and between Wilshire Courtyard L.L.C. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004).
10.12	Amendment Number 5, dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004).††

10.13	Amendment Number 6, dated as of October 13, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference to Exhibit 10.17 to the Form 10-K of the registrant for the year ended January 2, 2005).†††
10.14	Brand License and Online Casino Operating Agreement dated January 19, 2005 by and between WPT Enterprises, Inc. and WagerWorks Alderney 3 Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended April 3, 2005).†††
10.15	Amendment Number 2, dated as of January 25, 2006 to Acquisition Master Agreement dated January 22, 2003, and Amendment Number 7, dated as of January 25, 2006 to Acquisition Master Agreement dated August 22, 2003, by and between Discovery Communications, Inc. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 10.19 to the Form 10-K of the registrant for the year ended January 1, 2006).
10.16	Acquisition Master Agreement, dated as of January 25, 2006, by and between WPT Enterprises, Inc. and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.20 to the Form 10-K of the registrant for the year ended January 1, 2006).†††
10.17	Employment Agreement dated April 1, 2005 by and between WPT Enterprises, Inc. and Steven Lipscomb (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on April 6, 2005).*
10.18	Option Exercise Letter from Discovery Communications, Inc. to WPT Enterprises, Inc., dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on March 21, 2006).
10.19	Material Terms of Peter Hughes Employment, effective as of January 23, 2006 (incorporated by reference to Exhibit 10.2 to the Form 10-Q report of the registrant for the quarter ended April 2, 2006).
10.20	Amendment to Lease, dated March 21, 2006, by and between WPT Enterprises, Inc. and RREEF America REITT II Corp. BBBB (incorporated by reference to Exhibit 10.4 to the Form 10-Q report of the registrant for the quarter ended April 2, 2006, 2006).
10.21	Amendments to the WPT 2004 Stock Incentive Plan, dated May 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on June 6, 2006).
10.22	Amendment Number 1, dated July 10, 2006, to the Brand License and Online Casino Operating Agreement dated January 19, 2005 by and between WPT Enterprises, Inc. and WagerWorks Alderney 3 Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on July 14, 2006).
10.23	CyberArts Source Code License and Services Agreement, dated June 21, 2006, by and between WPT Enterprises, Inc. and CyberArts Licensing, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 2, 2006).
10.24	Subscription and Shareholders' Agreement, dated July 31, 2006, by and between WPT Enterprises, Inc., Cecure Gaming (f/k/a 3G Scene Limited), Bessemer Venture Partners VI, L.P. and its related investment partners and certain shareholders of Cecure Gaming (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 1, 2006).
10.25	Employment Agreement, dated November 9, 2006, by and between WPT Enterprises, Inc. and Steven Lipscomb (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on November 13, 2006).*
10.26	Material Terms of Scott Friedman Employment, effective as of September 22, 2006 (incorporated by reference to Exhibit 10.26 to the Form 10-K of the registrant for the year ended December 31, 2006).*
10.27	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K of the registrant for the year ended December 31, 2006).*

10.28	Television Sponsorship Agreement, dated November 31, 2006, by and between WPT Enterprises, Inc. and iGlobalMedia Marketing (Gibraltar) Limited (incorporated by reference to Exhibit 10.28 to the Form 10-K of the registrant for the year ended December 31, 2006).†††
10.29	Material Terms of Compensation of Non-Employee Members of the Board of Directors (incorporated by reference to Exhibit 10.29 to the Form 10-K of the registrant for the year ended December 31, 2006).*
10.30	Amendment Number 8, dated March 8, 2007, to Acquisition Master Agreement dated August 22, 2003, by and between Discovery Communications, Inc. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K report of the registrant filed on March 12, 2007).
10.31	Agreement dated April 2, 2007, by and between WPT Enterprises, Inc. and The Game Show Network, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 1, 2007).
10.32	Software Supply and Support Agreement, dated April 23, 2007, by and between WPT Enterprises, Inc., WPT Enterprises, Malta, CryptoLogic Inc. and WagerLogic Limited (incorporated by reference to Exhibit 10.2 to the Form 10-Q report of the registrant for the quarter ended July 1, 2007). †††
10.33	Cooperation Agreement by and between WPT Enterprises, Inc. and the China Leisure Sports Administrative Center, dated August 6, 2007 Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended September 30, 2007).
10.34	Material Terms of Andy A. Goetsch employment, dated September 10, 2007 (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the registrant for the quarter ended September 30, 2007).*
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WPT ENTERPRISES, INC. ("Registrant")
Dated: March 11, 2008	By	/s/ STEVEN LIPSCOMB Steven Lipscomb President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 11, 2008 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ STEVEN LIPSCOMB Steven Lipscomb	Founder, Chief Executive Officer, President and Director (principal executive officer)
/s/ SCOTT A. FRIEDMAN Scott A. Friedman	Chief Financial Officer (principal financial and accounting officer) and Treasurer
/s/ LYLE BERMAN Lyle Berman	Chairman of the Board
/s/ TIMOTHY J. COPE Timothy J. Cope	Director
/s/ RAY MOBERG Ray Moberg	Director
/s/ BRADLEY BERMAN Bradley Berman	Director
/s/ GLENN PADNICK Glenn Padnick	Director
/s/ JOSEPH CARSON, JR. Joseph Carson, Jr.	Director
/s/ MIMI ROGERS Mimi Rogers	Director
/s/ MICHAEL BEINDORFF Michael Beindorff	Director