Form 10-Q
period 2008-03-30
WPT ENTERPRISES INC
filed 2008-05-09
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of  May 9, 2008 there were 20,491,993 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

WPT ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

	March 30, 2008	December 30, 2007
	(unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,027	$3,852
Investments in marketable securities	8,511	22,971
Accounts receivable, net of allowances of $18	1,805	2,758
Deferred television costs	1,830	2,198
Other	989	830
	18,162	32,609

Investments in marketable securities	13,386	4,200
Property and equipment, net	1,622	1,462
Investment in unconsolidated investee	2,923	2,923
Other	503	503
	$36,596	$41,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$847	$736
Accrued payroll and related	466	988
Other accrued expenses	1,103	1,308
Deferred revenue	1,984	2,870
	4,400	5,902

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,492 shares issued and outstanding	20	20
Additional paid-in capital	44,147	43,833
Deficit	(10,900)	(8,072)
Accumulated other comprehensive earnings (loss)	(1,071)	14
	32,196	35,795
	$36,596	$41,697

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

	Three months ended
	March 30, 2008	April 1, 2007
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$2,100	$2,402
International television	770	455
Product licensing	687	879
	3,557	3,736

Online gaming	240	550
Event hosting and sponsorship fees	1,057	125
Other	108	80
	4,962	4,491

Cost of revenues	2,670	2,152

Gross profit	2,292	2,339

Selling, general and administrative expense	5,484	5,267

Loss from operations	(3,192)	(2,928)

Other income:
Gain on sale of investment	11	—
Interest	353	663

Loss before income taxes	(2,828)	(2,265)

Income taxes	—	(14)

Net loss	(2,828)	(2,279)

Unrealized gain (loss) on securities	(1,085)	23

Comprehensive loss	$(3,913)	$(2,256)

Net loss per common share - basic and diluted	$(0.14)	$(0.11)

Weighted-average common shares outstanding - basic and diluted	20,603	20,603

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months ended March 30, 2008 and April 1, 2007

(unaudited)

					Accumlated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Dollars	Capital	(Deficit)	Gain/(Loss)	Total
				(in thousands)
2008
BALANCES AT DECEMBER 31, 2007	20,492	$20	$43,833	$(8,072)	$14	$35,795
Share-based compensation			314			314
Other comprehensive loss					(1,085)	(1,085)
Net loss				(2,828)		(2,828)

BALANCES AT MARCH 30, 2008	20,492	$20	$44,147	$(10,900)	$(1,071)	$32,196

2007
BALANCES AT JANUARY 1, 2007	20,378	$20	$41,719	$1,561	$(49)	$43,251
Share-based compensation			588			588
Other comprehensive gain					23	23
Net loss				(2,279)		(2,279)
BALANCES AT APRIL 1, 2007	20,378	$20	$42,307	$(718)	$(26)	$41,583

See notes to unaudited condensed financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 30, 2008	April 1, 2007
	(In thousands)
OPERATING ACTIVITIES:
Net losses	(2,828)	$(2,279)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	165	181
Share-based compensation	314	588
Increase in operating (assets) and liabilities:
Accounts receivable	953	394
Deferred television costs	368	(247)
Other	(159)	(485)
Accounts payable	111	35
Accrued expenses	(727)	(834)
Deferred revenue	(886)	402
Net cash used in operating activities	(2,689)	(2,245)

INVESTING ACTIVITIES:
Purchase of property and equipment	(325)	(355)
Purchases of marketable securities	(11,187)	(20,831)
Sales/redemptions of marketable securities	15,376	22,435
Net cash provided by investing activities	3,864	1,249

Net increase (decrease) in cash and cash equivalents	1,175	(996)
Cash and cash equivalents - beginning of period	3,852	8,360
Cash and cash equivalents - end of period	$5,027	$7,364

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted.  For further information, please refer to the annual audited financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, previously filed with the SEC, from which the information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

2. LOSS PER SHARE

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to employees and consultants of the Company are included in the computation after the options have vested when the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options (Note 3). Diluted earnings per common share is ordinarily calculated by adjusting weighted-average outstanding shares, assuming conversion of all potentially dilutive stock options and awards (common stock equivalents). However, an immaterial amount of common stock equivalents are not included in the calculation for loss periods because to do so would be anti-dilutive due to losses.

3. SHARE-BASED COMPENSATION

The table below summarizes share-based compensation expense, net of tax, related to employee stock options was allocated as follows (in thousands):

	Three months ended March 30, 2008	Three months ended April 1, 2007
Total cost of share-based payment plans	$314	$588
Amounts capitalized in deferred television costs	—	6
Amounts charged against income	$314	$582

For the three-month periods ended March 30, 2008 and April 1, 2007, no income tax benefit was recognized in the statement of loss for share-based compensation arrangements (Note 6).  Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical earnings volatility and forecasted taxable losses for fiscal 2008.

The Company uses the Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the companies’ stock prices, the weighted-average risk-free interest rate, and the weighted-average expected life of the options.

The following values represent the average per grant assumptions used to value options granted during the three months ended March 30, 2008 and April 1, 2007, respectively. There have been no significant changes to the assumptions thus far in 2008 and none are expected during the remainder of 2008.

Key valuation assumptions	Three months ended March 30, 2008 (*)	Three months ended April 1, 2007
Risk free interest rate	—%	4.47%
Expected term	0 years	6 years
Expected dividend yield	—%	0%
Expected volatility	—%	73.84%
Forfeiture rate	—%	12.16%
Weighted-average fair value	$—	$3.27

(*) There were no stock option grants during the first quarter of 2008

•                  Risk free interest rate — For periods within the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•                  Expected term — Due to the Company’s limited operating history including stock option exercises and forfeitures, the Company calculated expected term for each grant using the “Simplified Method” in accordance with SAB 107 and 110.

•                  Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•                  Expected volatility — As the Company has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of the Company’s stock since it began trading in August 2004.

•                  Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, the Company uses historical data to estimate employee departure behavior in estimating future forfeitures.

The following table summarizes stock option activity through the three-month periods ended March 30, 2008 and April 1, 2007:

		Number of Common Shares
	Options		Available	Weighted-avg.
	outstanding	Exercisable	for grant	exercise price

2008
Balance at December 31, 2007	2,920,857	1,322,206	267,150	$5.66

Forfeited /cancelled/expired	(83,600)		83,600	$4.33

Balance at March 30, 2008	2,837,257	1,412,373	350,750	$5.70

2007
Balance at January 1, 2007	2,318,166	1,050,200	983,501	$6.76

Granted	287,000		(287,000)	$4.80
Forfeited /cancelled/expired	(90,466)		90,466	$8.49
Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47

The following table summarizes significant ranges of outstanding and exercisable options as of March 30, 2008:

Options outstanding					Options exercisable
Range of exercise prices	Number outstanding	Weighted-avg. remaining contractual life	Weighted-avg. exercise price	Aggregate intrinsic value	Number exercisable	Weighted-avg. price	Aggregate intrinsic value
$0.0049	111,340	3.91	$0.0049	$168,691	111,340	$0.0049	$168,691
$1.87 — 4.80	1,260,350	9.25	3.43	—	119,533	4.44	—
$5.18 — 9.92	1,305,566	6.73	7.56	—	1,107,166	7.86	—
$11.95 — 14.51	154,000	7.37	12.18	—	70,000	12.47	—
$15.05 — 19.50	6,001	7.31	15.79	—	4,334	16.08	—
	2,837,257	7.77	$5.70	$168,691	1,412,373	$7.20	$168,691

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.52 on March 28, 2008, which would have been received by the option holders had they exercised their options as of that date. As of March 30, 2008 and April 1, 2007, the total number of “in-the-money” options exercisable was 111,340 and 225,000, respectively.  No options were exercised during the three months ended March 30, 2008 and April 1, 2007.

As of March 30, 2008, total unrecognized compensation cost related to non-vested options was $2.4 million, which is expected to be recognized over the next 32 months on a weighted-average basis.

4. FAIR VALUE MEASUREMENT

On December 31, 2007 (the first day of fiscal 2008), the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS No. 157”).  The adoption of SFAS No. 157 in the first quarter of 2008 did not impact net income.

The Company’s financial instruments that are measured at fair value use inputs from among the three levels of the fair value hierarchy set forth in SFAS No. 157 as follows:

Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date.

Level 2 inputs – Include quoted prices for similar assets and liabilities in active markets, quoted prices for indentical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 inputs – Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability. Management develops these inputs based on the best information available, including internally-developed data.

None of the Company’s financial instruments are measured based on Level 2 inputs.

In accordance with the aforementioned fair value hierarchy, the estimated fair value of the Company’s investments in marketable securities is as follows (in thousands):

	Fair Value Measurements as of March 30, 2008
Description	3/30/2008	Level 1	Level 3
Municipal bonds	$1,807	$1,807
Auction rate securities	11,293		$11,293
Corporate preferred securities	7,837	7,837
Certificates of deposit	960	960
	$21,897	$10,604	$11,293

The Company chose not to elect the fair value option as offered by Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value are still reported at carrying values.

For financial assets that utilize Level 1 inputs, the Company utilizes direct observable price quotes in active markets (corporate paper, municipal bond and certificate of deposit markets) for identical assets.

Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity.  The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, and ongoing strength and quality of market credit and liquidity.

Other than marketable securities that are classified as available for sale, the Company does not have any non-financial assets or liabilities that are required to be measured at their estimated fair value on a recurring basis.

The following table summarizes the changes in fair value of the Company’s ARS, which are measured at fair value using Level 3 inputs (in thousands):

Balance at December 31, 2007	7,825

Total gains or losses (realized/unrealized)
Included in other comprehensive income	(1,107)

Purchases, issuances and settlements	4,575

Balance at March 30, 2008	11,293

The Company considers the decline in the estimated fair value of its ARS to be temporary. Accordingly, the related unrealized loss is included in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet as of March 30, 2008.

5. INVESTMENTS

As of March 30, 2008 and December 30, 2007, investments consist of the following (in thousands):

March 30, 2008 (unaudited)

	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year
Short-term municipal bonds	1,000	2	1,002
Corporate preferred securities	6,814	23	6,837
Certificates of deposit	672	—	672
	8,486	25	8,511
Maturity 1 to 5 years
Municipal bonds	800	5	805
Auction rate securities	12,400	(1,107)	11,293
Corporate preferred securities	994	6	1,000
Certificates of deposit	288	—	288
	$14,482	$(1,096)	$13,386

December 30, 2007 (audited)

	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year
US treasury and agency securities	$1,000	$—	$1,000
Short-term municipal bonds	1,000	1	1,001
Auction rate securities	7,825	—	7,825
Corporate preferred securities	12,464	9	12,473
Certificates of deposit	672	—	672
	22,961	10	22,971
Maturity 1 to 5 years
Municipal bonds	1,827	(3)	1,824
Corporate preferred securities	1,985	7	1,992
Certificates of deposit	384	—	384
	$4,196	$4	$4,200

During the first quarter of 2008 and the first quarter of 2007 the amount of unrealized gains (losses) previously reported as other comprehensive income that were realized and included in the statement of earnings (loss) and comprehensive earnings (loss) were not material.

6. INCOME TAXES

Due to actual and forcasted net losses, the income tax provision was $0 for the three-month periods ended in 2008 and 2007, and the effective tax rate was approximately 0%. Based on the Company’s limited and volatile earnings history, the Company has recorded a full valuation allowance for the net deferred tax assets as management currently believes it is more likely than not that deferred tax assets will not be recovered in the foreseeable future.

7. CONTINGENCIES

In 2006, a legal action was commenced against the Company by seven poker players that alleged, among other things, an unfair business practice of the Company.   On April 18, 2008, the Company settled the lawsuit without cost by agreeing to implement a new standard player release form to be provided to all players at all future WPT tournaments and events.

The Company is currently involved in various inquiries, administrative proceedings and litigation relating to other matters arising in the normal course of the Company’s business.  Management is unable to estimate the minimum loss to be incurred, if any, as a result of the final outcome of these matters but believes it is not likely to have a material adverse effect upon the Company’s future financial position or results of operations; accordingly, no provision for loss has been recorded in connection therewith.

8. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three months ended March 30, 2008 (in thousands):

		WPT Online
	WPT Studios	Gaming	Non-gaming	WPT Global Marketing	WPT China	Corporate	Total
Revenues:
Domestic television	$2,100	$—	$—	$—	$—	$—	$2,100
International television	770	—	—	—	—	—	770
Product licensing	—	—	—	687	—	—	687
Online gaming	—	240	—	—	—	—	240
Event hosting and sponsorship	830	—	—	227	—	—	1,057
Other	6	—	42	60	—	—	108
Total Revenues	3,706	240	42	974	—	—	4,962
Cost of revenues	2,121	181	30	338	—	—	2,670
Gross profit	1,585	59	12	636	—	—	2,292
Total assets	3,151	373	560	829	248	31,435	36,596
Depreciation and amortization	65	1	11	—	8	80	165

Revenues attributed to domestic and foreign operations were $3.2 million and $1.8 million, respectively.

Three months ended April 1, 2007 (in thousands):

		WPT Online
	WPT Studios	Gaming	Non-gaming	WPT Global Marketing	WPT China	Corporate	Total
Revenues:
Domestic television	$2,402	$—	$—	$—	$—	$—	$2,402
International television	455	—	—	—	—	—	455
Product licensing	—	—	—	879	—	—	879
Online gaming	—	550	—	—	—	—	550
Event hosting and sponsorship	—	—	—	125	—	—	125
Other	11	—	48	21	—	—	80
Total Revenues	2,868	550	48	1,025	—	—	4,491
Cost of revenues	1,669	301	26	156	—	—	2,152
Gross profit	1,199	249	22	869	—	—	2,339
Total assets	3,261	2,912	55	1,273	—	41,477	48,978
Depreciation and amortization	85	12	—	—	—	84	181

Revenues attributed to domestic and foreign operations were $3.5 million and $1.0 million, respectively.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF    OPERATIONS

Financial Overview

We had a net loss in the first three months of 2008 of $2.8 million, or $0.14 per fully diluted share, compared to a net loss of $2.3 million, or $0.11 per fully diluted share, in the 2007 period. The primary reasons for the increase in the net loss in the 2008 period compared to the 2007 period are as follows:

•                  Revenues increased by $0.5 million, primarily as a result of a $0.9 million increase in hosting and sponsorship revenues, primarily driven by international television sponsorship revenues that did not exist in the prior year. The increase was offset by a $0.3 million decrease in domestic television license fees, which is due to lower per episode license fees under the GSN contract in effect during the 2008 period, as compared to the Travel Channel agreement which was in effect during the 2007 period.

•                  Cost of revenues increased by $0.5 million, primarily a result of the delivery of seven episodes of Season VI in the period versus the delivery of five episodes of Season V in the prior year period.

•                  Selling, general and administrative expense increased quarter-over-quarter by $0.2 million, primarily due to the Company’s increased efforts in marketing its online gaming operations and ClubWPT.com, offset by decreased headcount expenses Company-wide.

•                  Interest income decreased by $0.3 million in the 2008 period versus the 2007 period due to lower cash balances combined with lower interest rates available.

Business Overview

We create internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, currently airs on GSN and the Travel Channel in the United States, and has been licensed for broadcast globally.  We offer a real-money online gaming website, which prohibits wagers from players in the U.S. and other restricted jurisdictions.  We also have operations in mainland China, pursuant to our agreement with the China Leisure Sports Administrative Center (the “CLSAC”) where we are developing and marketing the WPT China National Traktor Poker Tour. In January 2008, we launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States and currently offered in 38 States. We currently license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and are engaged in the sale of corporate sponsorships.  We have four business segments:

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of television broadcasts, international television sponsorship revenue and through casino host fees. Since our inception, the WPT Studios division has been responsible for approximately 73% of our total revenue. We licensed Seasons One through Five of the WPT series to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement (the “TRV Agreement”). Prior to 2007, we also licensed Season One of the Professional Poker Tour (“PPT”) television series to TRV. On April 2, 2007, we entered into an agreement (the “GSN Agreement”) with Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license from us the sixth season of the WPT series for the payment of a $300,000 license fee per episode.  Under the TRV agreement, we received an average of $477,000 per episode for Season Five.  We have license agreements for the distribution of our WPT and PPT episodes into international territories for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses.  We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).

Since our inception, domestic television distribution fees from the TRV Agreement, an agreement with TRV relating to the PPT series and the GSN agreement have been responsible for approximately 56% of our total revenue. For each season covered by the TRV Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the U.S. for four years, or three years in the case of Season One of the WPT.

Under both the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode we produce, which are payable at various times during the pre-production, production and post-production process and revenues are recognized upon receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. For Season Six of the WPT series, we are scheduled to produce a total of 23 episodes, production of which began in May of 2007 and we expect to be completed by July 2008, with telecasts of the episodes scheduled to air between March 2008 and August 2008.  Pursuant to the GSN Agreement, GSN has an exclusive option to license Season Seven of the WPT series which expires on May 24, 2008.

From 2004 until December 2006, we licensed our shows internationally through an exclusive agreement with Alfred Haber Distribution, Inc. In December 2006, we notified Alfred Haber that they would no longer be the international distributor for our shows, since the Company began utilizing its internal staff and resources to distribute our shows into the international marketplace. During 2007, we came to an arrangement with Alfred Haber whereby they provide non-exclusive assistance on international licensing matters on a case-by-case basis based on substantially the same terms as our previous relationship with them.

In December 2006, we signed a multi-year agreement with PartyGaming Plc, owner of PartyPoker.com, pursuant to which they sponsor certain international television broadcasts of the WPT and PPT.  PartyGaming pays us fixed fees for entering into broadcast sponsorship arrangements that meet certain requirements, with maximum payment levels for each of the covered seasons of each series. For the quarter ended March 30, 2008 we recognized revenues of $0.7 million from the PartyGaming agreement. No revenues were recognized for the quarter ended April 1, 2007.

WPT Global Marketing includes branded consumer products, sponsorship and partnerships, and event management divisions. Our branded consumer products division generates revenue principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products.

Our domestic sponsorship and event management division generates revenue through corporate sponsorship and management of televised and live events. During 2007, we signed a three-year agreement with Blue Diamond Almonds to sponsor Seasons Six, Seven and Eight of the WPT. In return for online and event presence, Blue Diamond will pay $150,000 per season.  We also signed an agreement with Southwest Airlines to be the official airline of the World Poker Tour for Season Six.

In February 2006, we launched an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only.

WPT Online includes the international real money gaming website at WorldPokerTour.com and content website at WorldPokerTour.com, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store, and ClubWPT.com which launched in January 2008.

In 2006, we decided to commission the development of our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC, and hired approximately thirty employees in Israel to develop the software and support infrastructure. However, the development of the Cyberarts-based site ceased on April 23, 2007, when we entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software, we wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off of assets, we curtailed our Israel operations and closed one of our two offices during the second quarter of 2007, and in the fourth quarter of 2007, we closed the remaining office in Israel.

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

On June 14, 2007, CryptoLogic delivered the poker software to us and the online poker room became operational on June 28, 2007; on July 26, 2007, CryptoLogic delivered ten casino games (the “Initial Casino”).  Effective March 5, 2008, we executed an amendment to the Agreement, exercising our option for a full suite of casino games (the “Full Casino”) with an annual minimum guarantee payable to CryptoLogic from us of $750,000, and we exercised our option to have Cryptologic develop two additional poker language rooms in Spanish and German for $100,000. In a separate amendment to the Agreement dated March 5, 2008, we agreed to extend the Term of the License Agreement with CryptoLogic an additional year through June 30, 2011.

As a result of the amendments, we are now entitled to the following percentages of net gaming revenue: (a) One Hundred percent (100%) of the first $37,500 per month, (b) Seventy-nine percent (79%) of revenue in excess of $37,500 but less than $500,000 per month; and (d) Eighty percent (80%) of the revenue in excess of $500,000 per month.  CryptoLogic is entitled to earn minimum guaranteed revenue associated with the Initial Casino of $500,000 per year or $125,000 per quarter and upon launch of the Full Casino, CryptoLogic will be entitled to a minimum revenue guarantee of $750,000 per year or $187,500 per quarter. For the quarter ended March 30, 2008, the minimum revenue guarantee to CryptoLogic exceeded our share of net revenues by approximately $101,000, which will be netted against future settlements due from CryptoLogic.

If, at any time after the nine-month anniversary of the go-live date, monthly gaming revenues fall below $500,000 for three (3) consecutive months, CryptoLogic has the right to terminate the Agreement on ninety (90) days written notice.  However, we may prevent any such termination through payment of the shortfall of CryptoLogic’s percentage of such gaming revenue within 30 days of receipt of CryptoLogic’s notice of termination.

For the three months ended March 30, 2008, our online gaming business generated approximately $240,000 in net revenues, compared to costs of revenues of approximately $181,000. Online revenues are presented gross of CryptoLogic costs and net of network promotions, bonuses, and cash incentives provided to patrons.

The non-gaming website at WorldPokerTour.com includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT.com.  ClubWPT.com offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination black jack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month, which could include a $10,000 seat into a WPT televised main event. Non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

We use a third party service provider, Ultimate Blackjack Tour, LLC (“UBT”), to operate our subscription-based online service for ClubWPT.com, which includes supporting the software, technical operations and customer service.  In return for UBT’s services, UBT earns a percentage of net revenues which is calculated as subscriber fees less certain costs (which are allocated on a customer-by-customer basis) including chargebacks, prize pool, Club content, financial charges and compliance fees.

WPT China. On August 6, 2007, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with the China Leisure Sports Administrative Center (the “CLSAC”), a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji.” Pursuant to the Cooperation Agreement, we have the right to brand and exploit the WPT China National Traktor Poker Tour (the “Traktor Poker Tour”) during the five (5) year term of the Cooperation Agreement. Additionally, we are afforded certain marketing and sponsorship rights in conjunction with the WPT China National Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the WPT China National Traktor Poker Tour in all media and we expect the largest opportunities to stem from online and mobile subscriptions. Furthermore, the CLSAC agreed to organize no less than fifteen (15) Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the WPT China National Traktor Poker Tour. In exchange, we pay a yearly fee to the CLSAC, which started at Five Hundred and Five Thousand Dollars ($505,000) for the first year and increases by ten percent (10%) annually for the remaining four years of the term.  We also have a unilateral option to extend the agreement for an additional five years, provided that the yearly fee, for the first year of the renewed term, will increase by 25% from the fifth year of the term.

On October 12, 2007, we officially launched the inaugural season of the WPT China National Traktor Poker Tour in Lanzhou, Gansu, and to date, we have completed the 15 regional preliminary tournaments.   The WPT China National Traktor Poker Tour Season One champion will be crowned at the championship event in mid-2008 where we expect the event to be televised on a major Chinese broadcaster.

Results of Operations

Three Months Ended March 30, 2008 Compared to the Three Months Ended April 1, 2007

Revenues. Our total revenues increased by $0.5 million (10%) during the three months ended March 30, 2008, compared to the three months ended April 1, 2007. Event hosting and sponsorship revenues increased $0.9 million (747%), due primarily to international television sponsorship revenues from Party Gaming that did not exist in the 2007 period. International television licensing revenues increased by $0.3 million (69%), a result of lower than expected third party distribution costs (as international television revenues are recognized net of distributor’s costs).   Domestic television licensing revenues decreased $0.3 million (13%) in the first quarter of 2008 compared to the 2007 period. The decrease was a result of the lower per episode license fee under the GSN contract, as compared to the Travel Channel agreement.  Product licensing revenues decreased by approximately $0.2 million (17%) in the first quarter of 2008 compared to the 2007 period. The decrease was primarily due to lower license revenues from Hands-On Mobile and MDI.  Online gaming decreased $0.3 million (56%) primarily a result of lower levels of player activity on our site on the CryptoLogic network in the 2008 period versus the site operated by WagerWorks in the 2007 period.

Cost of revenues. Cost of revenues increased by approximately $0.5 million (24%) in the first quarter of 2008 compared to the 2007 period.  The increase was primarily a result of the delivery of seven episodes of Season VI in the current period versus the delivery of five episodes of Season V in the prior year period.

Gross margins.  Overall gross margins were 46% in the first quarter of 2008 compared to 52% in the first quarter of 2007.  Domestic television licensing margins were 6% in the first quarter of 2008 compared to 37% in the same period in 2007.  This decrease was principally because of the lower fees per episode under the GSN contract.  The lower domestic television margins in the 2008 period were partially offset by increased margin contribution from international television and sponsorship.

Selling, general and administrative expense. Selling, general and administrative expense increased $0.2 million (4%) quarter-over-quarter to $5.5 million. The increase was primarily due to the Company’s increased efforts in marketing its online gaming, WPT China and ClubWPT.com businesses, offset by decreased headcount expenses Company-wide.

Other income. Other income decreased in 2008, a result of decreased interest income of $0.3 million primarily due to lower cash balances and lower interest rates in the marketplace.

Liquidity and Capital Resources

During the first quarter of 2008, cash and cash equivalents and investments in marketable securities decreased by $4.1 million to a combined balance of $26.9 million. Cash was used to support operating activities and to purchase property and equipment. Our principal cash requirements consist of the following costs:

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

As of March 30, 2008, we had approximately $11.3 million invested in auction rate securities (“ARS”) after a $1.1 million writedown for what we believe is a temporary decline in fair value.  Historically, these types of ARS investments have been liquid, with interest rates resetting every 7 to 35 days by an auction process.  As a result of the recent liquidity issues experienced in the global credit and capital markets, since February 2008, auctions for ARS investments held by us failed.  An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders, and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop.

We hold ARS with underlying collateral of student loans that had AAA or Aaa ratings at the time of purchase and maintain these ratings through the date of this filing.  The majority of our ARS are guaranteed under the Federal Family Education Loan Program (“FFELP”). We believe that the credit quality of these assets has not been impacted; however, at the end of the first quarter of 2008, it was determined that the estimated fair value of these ARS had temporarily declined due to the current lack of liquidity in the marketplace.  As a result, as of March 30, 2008, we have classified all ARS as non-current investments in marketable securities, with the estimated decline in fair value recorded as unrealized losses on securities of $1.1 million, which is included in comprehensive loss on the balance sheet.

We expect that cash, cash equivalents and our short-term investments in marketable securities on hand will be sufficient to fund our working capital and capital expenditure requirements for at least the next year even considering the current liquidity issues with the ARS.  If these securities remain illiquid for a period greater than one year, then we may be required to seek additional working capital to fund our operations or fund our expansion plans. To raise working capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

The table below sets forth our known contractual obligations as of March 30, 2008 (in thousands):

	Payments due by period (in thousands)
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond
Operating leases(1)	$2,894	$890	$1,816	$188	$—
Purchase obligations(2,3,4)	4,281	2,802	1,479	—	—
Employee obligation(5)	375	375	—	—	—
	$7,550	$4,067	$3,295	$188	$—

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

(2)

Includes the operational expenses associated with the development of WorldPokerTour.com. These expenses relate to the gaming and non-gaming aspects of the website. Operational expenses associated with WPT China are also included. Additionally, included in purchase obligations are open purchase orders of approximately $580,000 as of March 30, 2008. These liabilities are included in Other Accrued Expenses.

(3)	Includes a three year base retainer with Antonio Esfandiari, who serves as our spokesperson for both online gaming and ClubWPT.com.

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

•                                          The seller’s price to the buyer is fixed and determinable; and

•                                          Collectibility is reasonably assured.

In accordance with the terms of the WPT agreements, we recognized domestic television license revenues upon the receipt and acceptance of completed episodes by the Travel Channel and GSN. However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we do not consider collectibility of international television license revenues to be “reasonably assured,” and accordingly, we do not recognize such revenue unless payment has been received. Additionally, we present certain international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).

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

Online gaming revenues are recognized monthly based on detailed statements received from CryptoLogic, our online gaming service provider for online poker and casino activity. In accordance with EITF 99-19, we present online gaming revenues gross of service provider costs (including the service provider’s management fee, royalties and credit card processing that are recorded as cost of revenues) as we have the ability to adjust price and specifications of the online gaming site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site. We include certain cash promotional expenses related to free bets and deposit bonuses along with customer chargebacks as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Travel Channel participation. We account for royalty payments to the Travel Channel (“TRV”) in accordance with the WPT agreement, pursuant to which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour brand, after specified minimum amounts are met. We record these amounts in cost of revenues as revenues from international television, consumer products licensing, home entertainment and merchandise are recognized.

Deferred television costs. We account for deferred television costs in accordance with SOP 00-2. Deferred television costs include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as office facilities and insurance. Shared facilities costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode. Management currently estimates that 100% of the $1.8 million in capitalized deferred television costs at March 30, 2008, are expected to be expensed in connection with episode deliveries by the end of fiscal 2008, and are therefore presented as current assets.

Investment in unconsolidated investee. On July 31, 2006, we paid approximately $2.9 million in cash to acquire an approximate 10% ownership interest in Cecure Gaming, Inc. (“Cecure”). Cecure has developed software and other products which enable Cecure or its licensees to offer real money gaming services to customers via mobile devices. As we have less then 20% ownership interest and do not have the ability to exercise significant influence over Cecure, we account for this investment under the cost method and adjust the carrying value only for other-than-temporary declines in fair value, in accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management is currently unaware of any circumstances that might trigger such an adjustment.

Share-based compensation. On January 2, 2006, we adopted SFAS No. 123(R) using the “modified prospective transition” method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement (“SFAS”) No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations and certain other transactions. SFAS 141R will apply prospectively to business combinations and certain other transactions for which the acquisition date is on or after the start of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. Since we are not now contemplating any covered transactions after its effective date, we currently expect that SFAS 141R will only have an impact on our financial statements if we are involved in a business combination in fiscal 2009 or later.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited.  Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, we currently expect that SFAS 160 will not have an impact on our future financial position, results of operations and operating cash flows.

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

•                The change of laws in various states or countries in regard to sweepstakes, promotions and giveaways or a negative finding of law regarding the characterization of the type of online activity carried out on ClubWPT.com could result in our inability to take subscribers in those jurisdictions, which in turn could significantly impact our ability to generate revenue;

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 30, 2008, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d – 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses, if any) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

WPT ENTERPRISES, INC.
Part II
Other Information

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2006, a legal action was commenced against us by seven poker players that alleges, among other things, an unfair business practice of the Company.  On April 18, 2008, we settled the lawsuit by agreeing to implement a new standard player release form that will be provided to all players at all WPT tournaments and events going forward.  No monetary compensation was exchanged between the parties as a result of the settlement.  We are also involved in various inquiries, administrative proceedings, and litigation relating to other matters arising in the normal course of our business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon our future financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2007.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

10.1

Amendment One to the Software Supply and Support Agreement, dated April 27, 2007, by and between WPT Enterprises, Inc., Cryptologic, Inc. and WagerLogic Limited, effective as of February 1, 2008, executed March 5, 2008

10.2	Amendment Two to the Software Supply and Support Agreement, dated April 27, 2007, by and between WPT Enterprises, Inc., Cryptologic, Inc. and WagerLogic Limited, dated March 5, 2008

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2008	WPT ENTERPRISES, INC.
Registrant

/ s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer