Form 10-Q
period 2008-06-29
WPT ENTERPRISES INC
filed 2008-08-07
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

As of August 7, 2008 there were 20,491,993 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

WPT ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

	June 29, 2008	December 30, 2007
	(unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,437	$3,852
Investments in marketable securities	6,394	22,971
Accounts receivable, net of allowances of $7 and $18	1,363	2,758
Deferred television costs	736	2,198
Other	789	830
	14,719	32,609

Investments in marketable securities	12,444	4,200
Property and equipment, net	1,579	1,462
Investment in unconsolidated investee	2,923	2,923
Other	636	503
	$32,301	$41,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$938	$736
Accrued payroll and related	598	988
Other accrued expenses	984	1,308
Deferred revenue	1,125	2,870
	3,645	5,902

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,492 shares issued and outstanding	20	20
Additional paid-in capital	44,450	43,833
Deficit	(14,783)	(8,072)
Accumulated other comprehensive earnings (loss)	(1,031)	14
	28,656	35,795
	$32,301	$41,697

See notes to unaudited condensed financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$2,400	$4,306	$4,500	$6,708
International television	403	765	1,172	1,220
Product licensing	573	979	1,260	1,859
	3,376	6,050	6,932	9,787

Online gaming	298	260	538	810
Event hosting and sponsorship fees	1,291	1,357	2,348	1,482
Other	109	53	216	133
	5,074	7,720	10,034	12,212

Cost of revenues	2,784	3,087	5,454	5,239

Gross profit	2,290	4,633	4,580	6,973

Selling, general and administrative expense	6,420	5,950	11,903	11,233
Loss on abandonment of online gaming assets	—	2,270	—	2,270

Loss from operations	(4,130)	(3,587)	(7,323)	(6,530)

Other income:
Realized gain on sale of investment	—	—	11	—
Interest	248	248	601	911

Loss before income taxes	(3,882)	(3,339)	(6,711)	(5,619)

Income taxes	—	—	—	—

Net loss	(3,882)	(3,339)	(6,711)	(5,619)

Unrealized gain (loss) on securities	40	(16)	(1,045)	7

Comprehensive loss	$(3,842)	$(3,355)	$(7,756)	$(5,612)

Net loss per common share - basic and diluted	$(0.19)	$(0.16)	$(0.33)	$(0.27)

Weighted-average common shares outstanding - basic and diluted	20,603	20,603	20,603	20,603

See notes to unaudited condensed consolidated financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months ended June 29, 2008 and July 1, 2007

(unaudited)

					Accumlated
			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Dollars	Capital	(Deficit)	Gain/(Loss)	Total
	(in thousands)
2008
BALANCES AT DECEMBER 31, 2007	20,492	$20	$43,833	$(8,072)	$14	$35,795
Share-based compensation expense			617			617
Other comprehensive loss					(1,045)	(1,045)
Net loss				(6,711)		(6,711)

BALANCES AT JUNE 29, 2008	20,492	$20	$44,450	$(14,783)	$(1,031)	$28,656

2007
BALANCES AT JANUARY 1, 2007	20,378	$20	$41,719	$1,561	$(49)	$43,251
Common stock issued	114		1			1
Share-based compensation expense			1,250			1,250
Other comprehensive gain					7	7
Net loss				(5,619)		(5,619)
BALANCES AT JULY 1, 2007	20,492	$20	$42,970	$(4,058)	$(42)	$38,890

See notes to unaudited condensed consolidated financial statements

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 29, 2008	July 1, 2007
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(6,711)	$(5,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356	361
Share-based compensation	617	1,259
Loss on abandonment of online gaming assets	—	2,270
Increase in operating (assets) and liabilities:
Accounts receivable	1,395	(788)
Income taxes	—	(393)
Deferred television costs	1,462	760
Other	44	(129)
Accounts payable	202	386
Accrued expenses	(714)	(596)
Deferred revenue	(1,745)	(2,183)
Net cash used in operating activities	(5,094)	(4,672)

INVESTING ACTIVITIES:
Purchase of property and equipment	(473)	(509)
Purchases of marketable securities	(11,187)	(34,297)
Sales/redemptions of marketable securities	18,475	32,555
Net cash provided by (used in) investing activities	6,815	(2,251)

FINANCING ACTIVITIES:
Gross decrease (increase) in restricted cash	(136)	106
Proceeds from stock option exercises	—	1
Net cash provided by (used in) financing activities	(136)	107

Net increase (decrease) in cash and cash equivalents	1,585	(6,816)
Cash and cash equivalents - beginning of period	3,852	8,360
Cash and cash equivalents - end of period	$5,437	$1,544

See notes to unaudited condensed financial statements.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by management of WPT Enterprises, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted.  For further information, please refer to the annual audited financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, previously filed with the SEC, from which the information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

2. LOSS PER SHARE

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to employees and consultants of the Company are included in the computation after the options have vested when the shares are issuable for relatively minimal cash consideration in relation to the fair value of the options (Note 3). Diluted earnings per common share is ordinarily calculated by adjusting weighted-average outstanding shares, assuming conversion of all potentially dilutive stock options and awards (common stock equivalents). However, an immaterial amount of common stock equivalents are not included in the calculation for loss periods because to do so would be anti-dilutive due to net losses for each period presented.

3. SHARE-BASED COMPENSATION

The table below summarizes share-based compensation expense related to employee stock options, net of tax, which was allocated as follows (in thousands):

	Three months ended June 29, 2008	Three months ended July 1, 2007	Six months ended June 29, 2008	Six months ended July 1, 2007
Total cost of share-based payment plans	$303	$662	$617	$1,250
Amounts capitalized in deferred television costs	—	1	—	1
Amounts charged against income, before income tax benefit	$303	$661	$617	$1,249

For the six-month periods ended June 29, 2008 and July 1, 2007, no income tax benefit (Note 6) was recognized in the statement of loss for share-based compensation arrangements.  Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses, earnings volatility and forecasted taxable losses for the remainder of fiscal 2008.

The Company uses the Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the company’s stock price, the weighted-average risk-free interest rate, and the weighted-average expected life of the options.

The following values represent the average per grant assumptions used to value options granted during the three and six months ended June 29, 2008 and July 1, 2007, respectively. There have been no significant changes to the assumptions thus far in 2008 and none are expected during the remainder of 2008.

Key valuation assumptions	Three months ended June 29, 2008	Three months ended July 1, 2007	Six months ended June 29, 2008	Six months ended July 1, 2007
Risk-free interest rate	3.38%	4.84%	3.38%	4.65%
Expected term	6 years	6 years	6 years	6 years
Expected dividend yield	0%	0%	0%	0%

Expected volatility	69.95%	72.22%	69.95%	73.03%
Forfeiture rate	14.14%	12.99%	14.14%	12.99%
Weighted-average fair value	$0.82	$3.06	$0.82	$3.17

•                  Risk-free interest rate — For periods within the expected term of the share option, risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of the options.

•                  Expected term — The Company calculated expected term for each grant using the “Simplified Method” in accordance with SAB 107 and 110.

•                  Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•                  Expected volatility — As the Company has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical daily stock prices of the Company’s stock since it began trading in August 2004.

•                  Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment-Revised 2004 (“SFAS 123R”) will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate future forfeitures, and reviews the estimates quarterly.

The following table summarizes stock option activity through the six-month periods ended June 29, 2008 and July 1, 2007:

		Number of Common Shares
	Options		Available	Weighted-avg.
	outstanding	Exercisable	for grant	exercise price

2008
Balance at December 31, 2007	2,920,857	1,322,206	267,150	$5.66
Forfeited /cancelled/expired	(83,600)		83,600	$4.33
Balance at March 30, 2008	2,837,257	1,412,373	350,750	$5.70

Granted	52,000		(52,000)	$1.26
Forfeited /cancelled/expired	(33,950)		33,950	$4.66
Balance at June 29, 2008	2,855,307	1,466,040	332,700	$5.63

2007
Balance at January 1, 2007	2,318,166	1,050,200	983,501	$6.76

Granted	287,000		(287,000)	$4.80
Forfeited /cancelled/expired	(90,466)		90,466	$8.49
Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47

Granted	182,000		(182,000)	$4.53
Forfeited /cancelled/expired	(85,667)		85,667	$5.25
Exercised	(113,660)			$0.0049
Balance at July 1, 2007	2,497,373	912,139	690,634	$6.67

The following table summarizes significant ranges of outstanding and exercisable options as of June 29, 2008:

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted-avg. remaining contractual life	Weighted-avg exercise price	Aggregate intrinsic value	Number exercisable	Weighted-avg. price	Aggregate intrinsic value
$0.0049	111,340	3.66	$0.0049	$119,702	111,340	$0.0049	$119,702
$1.26 — 4.80	1,290,100	9.05	3.33	—	160,200	4.50	—
$5.18 — 9.92	1,293,866	6.47	7.57	—	1,120,166	7.82	—
$11.95 — 14.51	154,000	7.12	12.18	—	70,000	12.47	—
$15.05 — 19.50	6,001	7.06	15.79	—	4,334	16.08	—
	2,855,307	7.56	$5.63	$119,702	1,466,040	$7.11	$119,702

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.08 on June 27, 2008, which would have been received by the option holders had they exercised their options as of that date. As of June 29, 2008 and July 1, 2007, the total number of “in-the-money” options exercisable was 111,340.  No options were exercised during the three and six months ended June 29, 2008. The total intrinsic value of options exercised during the three and six months ended July 1, 2007 was $0.5 million.

As of June 29, 2008, total unrecognized compensation cost related to non-vested options is $2.1 million, which is expected to be recognized over the next 29 months on a weighted-average basis.

4. FAIR VALUE MEASUREMENT

On December 31, 2007 (the first day of fiscal 2008), the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS No. 157”).  The adoption of SFAS No. 157 in the first quarter of 2008 did not impact net income.

Investments in marketable securities that are classified as available for sale are the only assets or liabilities that the Company is required to measure at their estimated fair value on a recurring basis. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in SFAS No. 157 as follows:

Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date.

Level 2 inputs – Include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 inputs – Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability. Management develops these inputs based on the best information available, including internally-developed data.

In estimating fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. None of the Company’s financial instruments are measured based on Level 2 inputs.

As of June 29, 2008, the Company’s financial assets carried at fair value are summarized below:

Description	Level 1	Level 3	Total
Municipal bonds (*)	$803	$—	$803
Auction rate securities (*)	—	11,353	11,353
Corporate preferred securities (*)	5,818	—	5,818
Certificates of deposit (*)	864	—	864
Total assets at estimated fair value (**)	$7,485	$11,353	$18,838

(*)           See Note 5.

(**)                      The Company chose not to elect the fair value option as offered by Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value are still reported at carrying values.

For financial assets that utilize Level 1 inputs, the Company utilizes direct observable price quotes in active markets (corporate paper, municipal bond and certificate of deposit markets) for identical assets.

Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity.  The valuation of the Company’s ARS portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of the ARS.

The following table summarizes the activity related to the Company’s ARS, which as discussed above, are measured at fair value using Level 3 inputs (in thousands):

Beginning balance - December 31, 2007	$7,825

Total realized and unrealized gains (losses) Included in other comprehensive loss (*)	(1,047)

Purchases, issuances and settlements	4,575

Ending balance - June 29, 2008 (unaudited)	$11,353

(*)                              The Company considers the decline in the estimated fair value of its ARS to be temporary. Accordingly, the related unrealized loss is included in Accumulated Other Comprehensive Loss in the shareholders’ equity section of the balance sheet as of June 29, 2008.

5. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investment portfolio includes investments in ARS. The types of ARS investments that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and are primarily AAA or Aaa rated through the date of this filing.  However, as a result of recently experienced liquidity issues, the Company’s ARS are classified as long-term investments in marketable securities as of June 29, 2008.

As of June 29, 2008 and December 30, 2007, investments in marketable securities with original maturities beyond three months consist of the following (in thousands):

June 29, 2008 (unaudited)

	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year
Corporate preferred securities	$5,819	$(1)	$5,818
Certificates of deposit	576	—	576
	6,395	(1)	6,394
Maturity 1 to 5 years
Municipal bonds	800	3	803
Auction rate securities	12,400	(1,047)	11,353
Certificates of deposit	288	—	288
	$13,488	$(1,044)	$12,444

December 30, 2007

	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year
US treasury and agency securities	$1,000	$—	$1,000
Short-term municipal bonds	1,000	1	1,001
Auction rate securities	7,825	—	7,825
Corporate preferred securities	12,464	9	12,473
Certificates of deposit	672	—	672
	22,961	10	22,971
Maturity 1 to 5 years
Municipal bonds	1,827	(3)	1,824
Corporate preferred securities	1,985	7	1,992
Certificates of deposit	384	—	384
	$4,196	$4	$4,200

Unrealized gains (losses) previously reported as other comprehensive income that were realized and included in the statement of loss and comprehensive loss were not material during the six months ended June 29, 2008 and July 1, 2007, respectively.

6. INCOME TAXES

Due to actual and forecasted net losses, the income tax provision was $0 for the three and six-month periods ended in 2008 and 2007. Based on the Company’s relatively limited and volatile earnings history, the Company has recorded a full valuation allowance for the net deferred tax assets as management currently believes it is more likely than not that deferred tax assets will not be recovered in the foreseeable future.

7. CONTINGENCIES

In 2006, a legal action was commenced against the Company by seven poker players that alleged, among other things, an unfair business practice of the Company.   On April 18, 2008, the Company settled the lawsuit without cost by agreeing to implement a new standard player release form to be provided to all players at all future WPT tournaments and events.

The Company is currently involved in various inquiries, administrative proceedings and litigation relating to other matters arising in the normal course of the Company’s business.  Management is unable to estimate the minimum loss to be incurred, if any, as a result of the final outcome of these matters but believes they are not likely to have a material adverse effect upon the Company’s future financial position or results of operations; accordingly, no provision for loss has been recorded in connection therewith.

8. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three months ended June 29, 2008 (in thousands):

		WPT Online
	WPT Studios	Gaming	Non-gaming	WPT Global Marketing	WPT China	Corporate	Total
Revenues:
Domestic television	$2,400	$—	$—	$—	$—	$—	$2,400
International television	403	—	—	—	—	—	403
Product licensing	—	—	—	573	—	—	573
Online gaming	—	298	—	—	—	—	298
Event hosting and sponsorship	1,218	—	—	73	—	—	1,291
Other	1	—	92	16	—	—	109
	4,022	298	92	662	—	—	5,074
Cost of revenues	2,320	203	44	217	—	—	2,784
Gross profit	1,702	95	48	445	—	—	2,290
Total assets	1,629	327	935	694	94	28,622	32,301
Depreciation and amortization	64	—	41	—	8	78	191

Revenues attributed to domestic and foreign operations were $3.6 million and $1.5 million, respectively.

Three months ended July 1, 2007 (in thousands):

	WPT	WPT Online		WPT Global	WPT
	Studios	Gaming	Non-gaming	Marketing	China	Corporate	Total
Revenues:
Domestic television	$4,306	$—	$—	$—	$—	$—	$4,306
International television	765	—	—	—	—	—	765
Product licensing	—	—	—	996	—	—	996
Online gaming	—	260	—	—	—	—	260
Event hosting and sponsorship	700	—	—	609	—	—	1,309
Other	7	—	29	48	—	—	84
	5,778	260	29	1,653	—	—	7,720
Cost of revenues	2,748	162	20	157	—	—	3,087
Gross profit	3,030	98	9	1,496	—	—	4,633
Total assets	3,743	381	84	960	—	39,069	44,237
Depreciation and amortization	82	15	—	—	—	83	180

Revenues attributed to domestic and foreign operations were $6.5 million and $1.2 million, respectively.

Six months ended June 29, 2008 (in thousands):

	WPT	WPT Online		WPT Global	WPT
	Studios	Gaming	Non-gaming	Marketing	China	Corporate	Total
Revenues:
Domestic television	$4,500	$—	$—	$—	$—	$—	$4,500
International television	1,172	—	—	—	—	—	1,172
Product licensing	—	—	—	1,260	—	—	1,260
Online gaming	—	538	—	—	—	—	538
Event hosting and sponsorship	2,054	—	—	294	—	—	2,348
Other	7	—	135	74	—	—	216
	7,733	538	135	1,628	—	—	10,034
Cost of revenues	4,441	384	74	555	—	—	5,454
Gross profit	3,292	154	61	1,073	—	—	4,580
Depreciation and amortization	129	—	52	—	17	158	356

Revenues attributed to domestic and foreign operations were $6.8 million and $3.2 million, respectively.

Six months ended July 1, 2007 (in thousands):

	WPT	WPT Online		WPT Global	WPT
	Studios	Gaming	Non-gaming	Marketing	China	Corporate	Total
Revenues:
Domestic television	$6,708	$—	$—	$—	$—	$—	$6,708
International television	1,219	—	—	—	—	—	1,219
Product licensing	—	—	—	1,897	—	—	1,897
Online gaming	—	810	—	—	—	—	810
Event hosting and sponsorship	700	—	—	688	—	—	1,388
Other	19	—	77	94	—	—	190
	8,646	810	77	2,679	—	—	12,212
Cost of revenues	4,418	462	46	313	—	—	5,239
Gross profit	4,228	348	31	2,366	—	—	6,973
Depreciation and amortization	167	27	—	—	—	167	361

Revenues attributed to domestic and foreign operations were $10.0 million and $2.2 million, respectively.

9. SUBSEQUENT EVENTS

On July 17, 2008, the Company announced a broadcast license agreement with Fox Sports Network (“FSN”), pursuant to which FSN will broadcast domestically 26 all-new, one-hour episodes of Season Seven of the World Poker Tour ® (“WPT”) television series. The Company has the option to produce additional Season Seven episodes for broadcast on other networks should the opportunity arise.  Unlike the Company’s historical broadcast license agreements with Travel Channel and GSN, the Company will not receive per-episode license fees from FSN.  However, similar to many sports leagues and entertainment properties, the Company has been afforded certain integration and advertising in and around the program which will allow the Company to seek sponsorship opportunities for Season Seven of the WPT, domestically and internationally. Accordingly, the Company is currently in discussions with several potential sponsors.

On July 31, 2008, the Company announced an additional agreement with FSN to jointly create a new poker program focused on driving awareness and traffic to the Company’s online subscription website, ClubWPT.com.  The parties have agreed to the production and distribution of 13 one-hour television programs (“the Initial Programming”) of the new series.  Subsequent to the delivery of the Initial Programming, FSN will have an option to broadcast future episodes and the number of future episodes to be broadcast will depend upon the number of shows the Company delivers, up to forty hours per year. FSN may also terminate the relationship upon thirty days written notice. As a result of the agreements with FSN, the Company will be obligated to: 1) manage all aspects of ClubWPT.com including running all tournaments and identifying winners that will participate in the television program, 2) ensure that television participants are brought to the television studio and are set up to play in the event, and 3) pay FSN a percentage of net profits and pay for the costs of television production (production costs of the Initial Programming are recoupable against net profits). In addition to providing the distribution channel, discussed above, FSN will be obligated to promote ClubWPT.com through in-show title sponsorship, in-show billboards, audio mentions, website logo on poker table, commercial inventory and website presence on the main page of FSN’s website, FoxSports.com.

WPT ENTERPRISES, INC.
Management’s Discussion and Analysis of Financial Condition
And Results of Operations

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF    OPERATIONS

Financial Overview

We had a net loss in the first six months of 2008 of $6.7 million, or $0.33 per fully diluted share, compared to a net loss of $5.6 million, or $0.27 per fully diluted share, in the comparative 2007 period. The primary reasons for the increase in the net loss in the 2008 period compared to the 2007 period are as follows:

•                  Revenues decreased by $2.2 million, primarily as a result of a decrease in domestic television license fees, which is due to lower per episode license fees under the GSN agreement in effect during the 2008 period, as compared to the Travel Channel agreement which was in effect during the 2007 period. Decreased revenues of $0.6 million and $0.3 million related to lower  product licensing fees and decreased online gaming player activity, respectively, were offset by a $0.9 million increase in hosting and sponsorship revenue primarily driven by international television sponsorship which was minimal in the prior year due to a sponsorship agreement where revenue began to be recognized in June 2007.

•                  Cost of revenues increased by $0.2 million, primarily a result of the delivery of fifteen episodes of Season Six in the period versus the delivery of fourteen episodes of Season Five in the prior year period.  Higher costs in international television sponsorship, a result of increased sponsorship revenues, also contributed to the overall increase in cost of revenues.

•                  Selling, general and administrative expense increased by $0.7 million, primarily due to the Company’s increased efforts in marketing its online gaming operations and ClubWPT.com, offset by decreased headcount expenses Company-wide.

Business Overview

We create internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, currently airs on GSN and the Travel Channel in the United States, and has been licensed for broadcast globally.    We also have operations in mainland China, pursuant to our agreement with the China Leisure Sports Administrative Center (the “CLSAC”) where we are developing and marketing the WPT China National Traktor Poker Tour. In January 2008, we launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States, which is currently offered in 38 States. We currently license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and are engaged in the sale of corporate sponsorships. Lastly, we offer a real-money online gaming website, which prohibits wagers from players in the U.S. and other restricted jurisdictions.

We have four business segments:

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of television broadcasts, international television sponsorship revenue and casino host fees. Since our inception, the WPT Studios division has been responsible for 73% of our total revenue. We licensed Seasons One through Five of the WPT series to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement (the “TRV Agreement”). Prior to 2007, we also licensed Season One of the Professional Poker Tour (“PPT”) television series to TRV. On April 2, 2007, we entered into an agreement (the “GSN Agreement”) with Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license from us the sixth season of the WPT for a $300,000 license fee per episode.  For Season Five, we received an average of $477,000 under the TRV agreement.  We also have license agreements for the distribution of our WPT and PPT episodes into international territories for which we receive license fees, net of our agent’s sales fee and agreed upon sales and marketing expenses.  We also collect annual host fees from the member casinos that host World Poker Tour events (our member casinos).

Since our inception, domestic television distribution fees from the TRV Agreement, an agreement with TRV relating to the PPT series and the GSN agreement have been responsible for 56% of our total revenue. For each season covered by the TRV Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the U.S. for four years, or three years in the case of Season One of the WPT.

Under both the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode we produce, which are payable at various times during the pre-production, production and post-production process and revenues are not recognized until receipt and acceptance of the completed episode is confirmed. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as the related revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. For Season Six of the WPT series, we are producing a total of 23 episodes, production of which began in May 2007, and we expect to be completed by August 2008, with initial telecasts of the episodes scheduled to air between March 2008 and August 2008.

On June 7, 2008, GSN did not exercise its option to broadcast the seventh season of the WPT series. On July 17, 2008, we announced a broadcast license agreement with FSN, pursuant to which FSN will broadcast Season Seven of the WPT television series.  FSN received exclusive rights to air 26 all new one-hour WPT episodes in the United States across its national sports cable network. Unlike past seasons, FSN’s exclusivity only applies to the episodes it produces for the network.  Consequently, we are free to produce other Season Seven episodes on other networks if another deal arises.  Unlike our historical broadcast license agreements with Travel Channel and GSN, we will not receive per-episode license fees from FSN.  However, similar to many sports leagues and entertainment properties, we have been afforded certain integration and advertising rights in and around the program which will allow us to seek sponsorship revenues for Season Seven of the WPT, domestically and internationally. Accordingly, we are currently in discussions with several potential sponsors.

From 2004 until December 2006, we licensed our shows internationally through an exclusive agreement with Alfred Haber Distribution, Inc. In December 2006, we notified Alfred Haber that they would no longer be the international distributor for our shows, and we began utilizing our internal staff and resources to distribute our shows into the international marketplace. During 2007, we came to an arrangement with Alfred Haber whereby they provide non-exclusive assistance on international licensing matters on a case-by-case basis, with substantially the same terms as our previous relationship with them.

In December 2006, we signed a multi-year international sponsorship agreement with PartyGaming Plc, owner of PartyPoker.com, pursuant to which they sponsor certain international television broadcasts of the WPT and PPT.  PartyGaming pays us fixed fees for entering into broadcast sponsorship arrangements that meet certain requirements, with maximum payment levels for each of the covered seasons of each series. For the six months ended June 29, 2008, we recognized revenues of $1.3 million from the PartyGaming agreement. No revenues were recognized for the six months ended July 1, 2007.

As international television license fees continue to decline, we are pursuing international sponsorship revenues. We expect to begin recognizing additional international sponsorship revenues from the PartyGaming agreement during the fourth quarter of 2008 related to the distribution of Season Six of the WPT.  We are also currently in discussions with potential sponsors for the international distribution of Season Seven and beyond of the WPT television series.

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

In 2006, we decided to commission the development of our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC, and hired approximately thirty employees in Israel to develop the software and support infrastructure. However, the development of the CyberArts-based site ceased on April 23, 2007, when we entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software, we wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write-off of assets, we curtailed our Israel operations and closed one of our two offices there during the second quarter of 2007, and in the fourth quarter of 2007, we closed the remaining office in Israel.

Pursuant to the Agreement, CryptoLogic operates an online gaming site for us featuring a poker room and casino games utilizing its proprietary software, in exchange for 20% of the net gaming revenues (as defined below) generated from the site.  Under the Agreement, we are also a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic, pursuant to which players are able to play on our branded gaming site on the Network.

On June 14, 2007, CryptoLogic delivered the poker software to us and the online poker room became operational on June 28, 2007; on July 26, 2007, CryptoLogic delivered ten casino games (the “Initial Casino”) and effective March 5, 2008, we executed an amendment to the Agreement, exercising our option for a full suite of casino games (the “Full Casino”) with an annual minimum guarantee payable to CryptoLogic from us of $750,000. We also exercised our option to have CryptoLogic develop two additional poker language rooms in Spanish and German for $100,000. In a separate amendment to the Agreement dated March 5, 2008, we agreed to extend the term of the License Agreement with CryptoLogic through June 30, 2011.

As a result of the amendments, we are now entitled to the following percentages of net gaming revenue: (a) One Hundred percent (100%) of the first $37,500 per month, (b) Seventy-nine percent (79%) of revenue in excess of $37,500 but less than $500,000 per month; and (d) Eighty percent (80%) of the revenue in excess of $500,000 per month.  CryptoLogic is entitled to earn minimum guaranteed revenue associated with the Initial Casino of $500,000 per year or $125,000 per quarter and upon the launch of the Full Casino, expected in the fourth quarter, CryptoLogic will then be entitled to a minimum revenue guarantee of $750,000 per year or $187,500 per quarter. For the six months ended June 29, 2008, there was a shortfall associated with the minimum revenue guarantee to CryptoLogic of approximately $172,000, which is netted against settlements due from CryptoLogic.

If at any time after the nine-month anniversary of the go-live date, monthly gaming revenues fall below $500,000 for three (3) consecutive months, CryptoLogic has the right to terminate the Agreement on ninety (90) days written notice.  However, we may prevent any such termination through payment of the shortfall of CryptoLogic’s percentage of such gaming revenue within 30 days of receipt of CryptoLogic’s notice of termination.

For the six months ended June 29, 2008, our online gaming business generated approximately $538,000 in net revenues, compared to costs of revenues of approximately $384,000. Online revenues are presented gross of CryptoLogic costs and net of network promotions, bonuses, and cash incentives provided to patrons. In addition, we incurred $1.4 million in sales and marketing costs during the six months ended June 29, 2008.

The non-gaming website at WorldPokerTour.com includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT.com.  ClubWPT.com offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination blackjack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month, which could include a $10,000 seat into a WPT televised main event. Accordingly, non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

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

On July 31, 2008, we announced an additional agreement with FSN to jointly create a new poker program focused on driving awareness and traffic to our online subscription website, ClubWPT.com.  The parties have agreed to the production and distribution of an initial run of 13 one-hour television programs (“the Initial Programming”).  Subsequent to the delivery of the Initial Programming, FSN will have an option to broadcast future episodes and the number of future episodes to be broadcast will depend upon the number of shows we deliver, up to forty hours per year. FSN may also terminate the relationship upon thirty days written notice.

We will be obligated to: 1) manage all aspects of ClubWPT.com including running all tournaments and identifying winners that will participate in the television program, 2) ensure that television participants are brought to the television studio and are set up to play in the event, and 3) pay FSN a percentage of net profits and pay for the costs of television production (production costs of the initial 13 programs are recoupable against net profits). In addition to providing the distribution channel, discussed above, FSN will be obligated to promote ClubWPT.com through in-show title sponsorship, in-show billboards, audio mentions, website logo on poker table, commercial inventory and website presence on the main page of FSN’s website, FoxSports.com.

WPT China. On August 6, 2007, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with the China Leisure Sports Administrative Center (the “CLSAC”), a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji.” Pursuant to the Cooperation Agreement, we have the right to brand and exploit the WPT China National Traktor Poker Tour (the “Traktor Poker Tour”) during the five (5) year term of the Cooperation Agreement. Additionally, we are afforded certain marketing and sponsorship rights in conjunction with the WPT China National Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the WPT China National Traktor Poker Tour in all media and the right to obtain online and mobile subscription revenues. Furthermore, the CLSAC agreed to organize no less than fifteen (15) Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the WPT China National Traktor Poker Tour. In exchange, we pay a yearly fee to the CLSAC, which started at Five Hundred and Five Thousand Dollars ($505,000) for the first year and increases by ten percent (10%) annually for the remaining four years of the term.  We also have a unilateral option to extend the agreement for an additional five years, provided that the yearly fee, for the first year of the renewed term, will increase by 25% from the fifth year of the term.

On October 12, 2007, we officially launched the inaugural season of the WPT China National Traktor Poker Tour in Lanzhou, Gansu, and we have completed the 15 regional preliminary tournaments.   Season One culminated at the Grand Finals held in Nanjing, Jiangsu on June 22-25, 2008, where the first ever national championship team was crowned. We are currently negotiating with several Chinese broadcasters to distribute the Season One Championship event and several events for Season Two.

Results of Operations

Six Months Ended June 29, 2008 Compared to the Six Months Ended July 1, 2007

Revenues. Our total revenues decreased by $2.2 million (18%) during the six months ended June 29, 2008, compared to the six months ended July 1, 2007. Domestic television licensing revenues decreased $2.2 million (33%) in the first six months of 2008 compared to the 2007 period. The decrease was a result of the lower per episode license fee under the GSN agreement governing 2008 revenues, as compared to the Travel Channel agreement in effect during the prior year period.  Product licensing revenues decreased by approximately $0.6 million (32%) in the first six months of 2008 compared to the 2007 period primarily due to higher license revenues from Take-Two Interactive, Jakks Pacific and Hands-On Mobile in the 2007 period. Online gaming revenues decreased $0.3 million (34%) primarily a result of lower levels of player activity on our site on the CryptoLogic network in the 2008 period versus the site operated by WagerWorks in the 2007 period.  Event hosting and sponsorship revenues increased $0.9 million (58%), due primarily to international television sponsorship revenues from Party Gaming that had just begun to be recognized in the 2007 period.

Cost of revenues. Cost of revenues increased by approximately $0.2 million (4%) in the first six months of 2008, compared to the 2007 period.  The increase was primarily a result of the delivery of fifteen episodes of Season Six in the current period versus the delivery of fourteen episodes of Season Five in the prior year period.  Higher costs in international television sponsorship, a result of increased sponsorship revenues, also contributed to the overall increase in cost of revenues.

Gross margins.  Overall gross margins were 46% in the first six months of 2008, compared to 57% in the first six months of 2007.  Domestic television licensing margins were 7% in the first six months of 2008 compared to 40% in the same period in 2007.  This decrease was principally because of the lower fees per episode under the GSN contract discussed above.  The lower domestic television margins in the 2008 period were partially offset by increased margin contribution from international sponsorship.

Selling, general and administrative expense. Selling, general and administrative expense increased $0.7 million (6%) during the six months ended June 29, 2008, compared to the six months ended July 1, 2007. The increase was primarily due to the Company’s increased efforts in marketing its online gaming, WPT China and ClubWPT.com businesses, which was partially offset by decreased headcount expenses Company-wide.

Three Months Ended June 29, 2008 Compared to the Three Months Ended July 1, 2007

Revenues. Our total revenues decreased by $2.6 million (34%) during the three months ended June 29, 2008, compared to the three months ended July 1, 2007. Domestic television licensing revenues decreased $1.9 million (44%) in the second quarter of 2008 compared to the 2007 period. The decrease was primarily a result of the lower per episode license fee under the GSN agreement governing 2008 revenues, as compared to the Travel Channel agreement in effect during the prior year period. International television licensing revenues decreased by $0.4 million (47%) in the second quarter of 2008 compared to the 2007 period, a result of lower fees associated with international distribution agreements. Product licensing revenues decreased by approximately $0.4 million (41%) in the second quarter of 2008 primarily due to higher license revenues in the second quarter of 2007 relating to final royalty payments from Take-Two Interactive and Jakks Pacific, and lower revenues from Hands-on Mobile in the current quarter as compared to the 2007 period.  Event hosting and sponsorship revenues decreased $0.1 million (5%) in the second quarter of 2008, due primarily to higher domestic sponsorship revenues from Budweiser in the prior period, partially offset by increased international sponsorship revenues in the current period. Online gaming revenues rose modestly in the second quarter of 2008 compared to the second quarter of 2007.  There were lower levels of player activity on our site on the CryptoLogic network in the 2008 period versus the site operated by WagerWorks in the 2007 period, however, 2007 revenues were reduced as we transitioned our operations from the WagerWorks network to the CryptoLogic network in June 2007.

Cost of revenues. Cost of revenues decreased by approximately $0.3 million (10%) in the second quarter of 2008, compared to the 2007 period.  The decrease was primarily a result of the delivery of eight episodes of Season Six in the current period versus the delivery of nine episodes of Season Five in the prior year period.

Gross margins.  Overall gross margins were 45% in the second quarter of 2008 compared to 60% in the second quarter of 2007.  Domestic television licensing margins were 9% in the second quarter of 2008, compared to 40% in the same period in 2007.  This decrease was principally because of the lower fees per episode under the GSN contract. The lower domestic television margins in the 2008 period were partially offset by increased margin contribution from international sponsorship.

Selling, general and administrative expense. Selling, general and administrative expense increased $0.5 million (8%) during the three months ended June 29, 2008, compared to the prior year period. The increase was primarily due to the Company’s increased efforts in marketing its online gaming, WPT China and ClubWPT.com businesses, which was partially offset by decreased headcount expenses Company-wide.

Third Quarter and 2008 Outlook

For the third quarter of 2008, revenues are expected to be in the range of $2.2– $2.6 million.  We also expect:

•                  To deliver the remaining three episodes of Season Six of the WPT television series in the third quarter of 2008.

•                  Lower gross margins for domestic television in 2008 versus 2007 as a result of the terms of the agreement with GSN.

•                  To recognize host fee and sponsorship revenues as remaining WPT Season Six domestic episodes are premiered during the third quarter of 2008.

•                  Increased subscribers to ClubWPT.com as a result of creating a new poker program, which is expected to begin airing on FSN in September 2008, to drive awareness and traffic to the website.

•                  To recognize international sponsorship revenues as episodes are aired during the third and fourth quarters of 2008.

•                  To not obtain license fees relating to Season Seven of the WPT television series, which is expected to begin airing in December 2008.

•                  To seek sponsorship revenues relating to Season Seven of the WPT television series.

•                  To launch Season Two of the WPT China National Traktor Poker Tour and begin to recognize revenue from China-related activities by the fourth quarter of 2008.

Regarding expenses, we expect:

•                  To incur production costs relating to Season Seven of the WPT television series while seeking sponsorship revenues.

•                  Lower selling, general and administrative costs in online gaming.

•                  Higher sales and marketing costs associated with producing the new ClubWPT.com poker program.

•                  Increased costs associated with launching Season Two of the WPT China National Traktor Poker Tour and to have a fully integrated online and mobile platform by the end of the third quarter of 2008.

At the end of the second quarter and in the beginning of the third quarter of 2008, we began implementing headcount reductions and other cost cutting measures.

Liquidity and Capital Resources

During the first six months of 2008, cash and cash equivalents and investments in marketable securities decreased by $6.7 million to a combined balance of $24.3 million. Cash was used to support operating activities and to purchase property and equipment. Our principal cash requirements consist of the following costs:

•                  television production,

•                  online gaming operations,

•                  payroll and benefits,

•                  professional and consulting fees,

•                  sales and marketing,

•                  business insurance and

•                  office leases

We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of our online gaming, media and other businesses and for general corporate purposes. We anticipate our overall selling, general and administrative expenses to decrease in future periods. Specifically we anticipate reducing sales and marketing expenditures related to our online gaming site, in addition to reductions in certain general and administrative costs as we continue to implement cost-cutting measures company-wide. However, we anticipate increasing expenditures relating to our subscription-based online site in order to drive significantly more traffic to ClubWPT.com and we expect to continue to invest in our China efforts by developing and marketing the WPT China National Traktor Poker Tour.

As of June 29, 2008, we had approximately $11.4 million invested in auction rate securities (“ARS”), which is net of a $1.0 million writedown in the first six months of 2008, for what we believe is a temporary decline in fair value.  Historically, these types of ARS investments have been liquid, with interest rates resetting every 7 to 35 days by an auction process. However, beginning in February 2008, auctions for ARS held by us failed, as a result of liquidity issues experienced in the global credit and capital markets.  An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders, and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will continue to be limited until there is a successful auction or until such time as other markets for ARS develop.

Our ARS portfolio is collateralized by student loans that had AAA or Aaa ratings at the time of purchase and the majority of these investments maintain these ratings through the date of this filing, and the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). We believe that the credit quality of these assets has not been impacted; however, at the end of the second quarter of 2008, it was determined that the estimated fair value of our ARS had temporarily declined due to the current lack of liquidity in the marketplace.  As a result, as of June 29, 2008, we have classified all ARS as non-current investments in marketable securities, with the estimated decline in fair value recorded as an unrealized loss of $1.0 million, which is included in Accumulated Other Comprehensive Loss on the balance sheet.

We expect that cash, cash equivalents and our short-term investments in marketable securities on hand will be sufficient to fund our working capital and capital expenditure requirements for at least the next year even considering the current liquidity issues with the ARS.  If these securities remain illiquid for a period greater than one year, then we may be required to seek additional working capital to fund our operations or fund our expansion plans. To raise working capital, we may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.  During the second quarter of 2008, we obtained a $4 million line of credit collateralized by our ARS.  We have not drawn on the line and do not anticipate needing these funds during fiscal 2008.

The table below sets forth our known contractual obligations as of June 29, 2008 (in thousands):

	Payments due by period (in thousands)
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond
Operating leases(1)	$2,674	$889	$1,785	$—	$—
Purchase obligations(2),(3),(4)	3,907	2,721	1,186
Employee obligation(5)	250	250	—	—	—
	$6,831	$3,860	$2,971	$—	$—

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

(2)

Includes the operational expenses associated with the development of WorldPokerTour.com. These expenses relate to the gaming and non-gaming aspects of the website. Operational expenses associated with WPT China are also included. Additionally, included in purchase obligations are open purchase orders of approximately $390,000 as of June 29, 2008. These liabilities are included in Other Accrued Expenses.

(3)	Includes a three year base retainer with Antonio Esfandiari, who serves as our spokesperson for both online gaming and ClubWPT.com.

(4)

Includes minimum guaranteed revenue to CryptoLogic associated with the Initial Casino of $500,000 per year or $125,000 per quarter. Upon launch of the Full Casino, projected to be delivered by October 2008, CryptoLogic will be entitled to a minimum revenue guarantee of $750,000 per year or $187,500 per quarter.

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

Investments in marketable securities. We account for our long-term investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Our investment portfolio includes primarily investments in ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the FFELP, and primarily all have credit ratings of AAA or Aaa.  As a result of the liquidity issues surrounding our ARS, they have been classified as long-term investments in marketable securities as of June 29, 2008.

Due to the lack of observable market quotes on our ARS portfolio, we utilize valuation models that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS portfolio is subject to uncertainties and evolving market conditions that are difficult to predict. Factors that may impact the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of the ARS.

If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may incur additional impairments to our ARS investment portfolio, which could negatively affect our financial condition, cash flow and/or reported earnings.

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

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. We recognize minimum revenue guarantees, if any, ratably over the term of the license or as earned based on actual sales of the related products, if greater. We present product licensing fees gross of licensing commissions, which are recorded as selling and administrative expenses since we are the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19.

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

Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned, as well as casino host fees and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets.

Travel Channel participation. We account for royalty payments to the Travel Channel (“TRV”) in accordance with the WPT agreement, pursuant to which TRV retains a right to 12.5% of adjusted gross revenues from the exploitation of the World Poker Tour brand, after specified minimum amounts are met. We record these amounts in cost of revenues as revenues from international television, consumer products licensing, home entertainment and merchandise are recognized.

Deferred television costs. We account for deferred television costs in accordance with SOP 00-2. Deferred television costs include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as office facilities and insurance. Shared facilities costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. We have not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode. Management currently estimates that 100% of the $0.7 million in capitalized deferred television costs at June 29, 2008, are expected to be expensed in connection with episode deliveries by the end of fiscal 2008, and are therefore presented as current assets.

Investment in unconsolidated investee. On July 31, 2006, we paid approximately $2.9 million in cash to acquire an approximate 10% ownership interest in Cecure Gaming, Inc. (“Cecure”). Cecure has developed software and other products which enable Cecure or its licensees to offer real money gaming services to customers via mobile devices. As we have less then 20% ownership interest and do not have the ability to exercise significant influence over Cecure, we account for this investment under the cost method and periodically evaluate the carrying value for impairment. As of June 29, 2008, management is currently unaware of any circumstances that might trigger an impairment adjustment.

Share-based compensation. On January 2, 2006, we adopted SFAS No. 123(R) using the “modified prospective transition” method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

Recently Issued Accounting Pronouncements

In September 2006, the FASB SFAS 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115. SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. Although SFAS No.157 is effective now and has been adopted for financial assets and liabilities carried at fair value, it will become effective in fiscal 2009 for nonfinancial assets and liabilities, and SFAS 159 is optional, and we have no present intent to adopt it. We do not believe the adoption of the nonfinancial provisions of SFAS No. 157 or SFAS No.159 will have a material impact on our future financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 which establishes accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. We understand that among the effects of SFAS 160 will be the future exclusion from net income (loss) of the noncontrolling or minority interest therein and the relocation of such noncontrolling or minority interest to the stockholders’ equity section of the balance sheet, and we are currently evaluating other effects, if any, that SFAS No. 160 will have on our future financial position, results of operations and operating cash flows.

Also in December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”), SFAS No. 141R will significantly change the accounting for business combinations. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, we presently have no near-term expectation of engaging in any business combination transactions.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  SFAS No. 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding derivative instruments and hedging activities. SFAS 161 will be effective for the Company’s fiscal year and interim periods beginning after November 15, 2008. We do not currently expect that SFAS 161 will have an impact on our future financial condition, results of operations or cash flows.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement.  Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition.  Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, these factors include, among others, the following risks:

•                  Our new television licensing agreement with FSN does not provide for the payment of any television license fees for broadcast of our television show for Season Seven of the World Poker Tour.  We expect to cover costs and make profits from broadcasting future seasons of the WPT through sponsorship revenue.  If we are unable to obtain sponsors for the broadcasts, we will be required to pay all of the necessary expenses to produce the shows, which would have a negative impact on our ability to generate profits;

•                The change of laws in various states or countries in regard to sweepstakes, promotions and giveaways or a negative finding of law regarding the characterization of the type of online activity carried out on ClubWPT.com could result in our inability to take subscribers in those jurisdictions, which in turn could significantly impact our ability to generate revenue;

•                Our ClubWPT.com business is heavily dependent upon television as a primary source for the generation of new subscribers, which if not achieved could materially and adversely affect our results of operations;

•                Our business arrangements with CryptoLogic (with respect to online gaming) and Ultimate Blackjack Tour, LLC (with respect to our online subscription model at ClubWPT.com) are relatively new arrangements that will likely be a significant source of our future revenue, and there is no guarantee that our relationships with any of them will be successful or long-term;

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

WPT ENTERPRISES, INC.
Quantitative and Qualitative Disclosures about Market Risk; Controls and Procedures

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and marketable securities. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 29, 2008, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk. We also hold long-term investments in marketable securities which consist of ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the FFELP, and are primarily AAA or Aaa rated.

Historically, these types of ARS investments have been highly liquid using an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 35 days, to provide liquidity at par. However, as a result of the liquidity issues experienced in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at contractually set rates. However, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. During July 2008, we received account statements for the end of the second quarter of 2008, from the firms managing our ARS which estimated the fair value of our ARS. We analyzed these statements and have concluded that for the six month period ended June 29, 2008, a decrease of $1.0 million in the estimated fair value of the ARS we hold has occurred as a result of the current lack of liquidity. We consider declines in the estimated fair value of our ARS due to lack of liquidity to be temporary impairments that have been recorded as an unrealized loss in the shareholders’ equity section of our balance sheet as of June 29, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses, if any) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

WPT ENTERPRISES, INC.
Part II

Other Information

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2006, a legal action was commenced against us by seven poker players that alleged, among other things, an unfair business practice of the Company.  On April 18, 2008, we settled the lawsuit by agreeing to implement a new standard player release form that will be provided to all players at all WPT tournaments and events going forward.  No monetary compensation was exchanged between the parties as a result of the settlement.  We are also involved in various inquiries, administrative proceedings, and litigation relating to other matters arising in the normal course of our business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon our future financial position or results of operations.

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

GSN did not exercise its right to broadcast future seasons of the WPT and our new broadcast agreement with FSN does not provide for any broadcast fees to be paid to us, which could materially and adversely affect our results of operations.

On June 7, 2008, GSN notified us that it would not exercise its option to broadcast future seasons of the WPT. The license fees we have received from domestic broadcasters have been our most significant source of revenue, comprising approximately 73% of our total historical revenues. Due to the significance of programming license fees on our historical revenues, the election by GSN not to exercise its option will require us to develop other areas of our business to make up for that decrease in broadcast licensing revenue. Although we entered into an agreement with FSN on July 17, 2008 to broadcast Season Seven of the WPT series, the FSN agreement does not provide for any fees to be paid to WPT for the broadcast rights, and we intend to generate fees through identifying sponsors for the integration in the programs and around the broadcast of the shows.  There is no assurance that we will be able to find sponsors for the show, or to the extent we do find sponsors, that the fees paid will be equal to the amounts paid to us by GSN.  The decision by GSN not to exercise its option, and the lack of fees from the FSN agreement could be detrimental to the viability of the WPT brand and, consequently, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of our common stock.

Our broadcasting agreement with FSN is a new business arrangement, and there is no assurance FSN will be a viable business partner or that they will exercise rights to broadcast future seasons of the WPT, which would materially and adversely affect our results of operations.

On July 17, 2008, we entered into an agreement with the Fox Sports Network, pursuant to which FSN will broadcast Season Seven of the WPT. Although the FSN agreement does not provide for any payments to us for the right to broadcast Season Seven, it does provide that we can seek sponsors for integration within the programs and can insert a limited amount of commercial advertising around the broadcast of the shows.  If in the future, FSN elects not to continue airing the WPT series and we cannot maintain or replace our agreement with FSN with a comparable agreement, it may be difficult for us to obtain sponsorship funds, it will be detrimental to the viability of the WPT brand and, consequently, would have a material adverse effect on our business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of our common stock.

Our ClubWPT.com business will be heavily dependent upon television as a primary source for the generation of new subscribers, which if not achieved could materially and adversely affect our results of operations.

We will be incurring significant television production costs for a television poker program focused on driving awareness and traffic to our online subscription website.  In the event that sufficient subscribers do not result from television broadcast, this could have a material impact on the value of the online subscription business and our ability to generate profits.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

As of June 29, 2008, we had $12.4 million of principal invested in auction rate securities (“ARS”). The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program, and are primarily AAA or Aaa rated. We do not own any other type of ARS investments. The estimated fair value of our ARS holdings at June 29, 2008, was $11.4 million, which reflects a $1.0 million adjustment to the principal value of $12.4 million. We recorded an unrealized pre-tax loss of $1.0 million in Accumulated Other Comprehensive Loss as a reduction in shareholders’ equity, reflecting an impairment to our ARS holdings that we have concluded as a temporary decline in value.

If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may incur additional impairments to our ARS investment portfolio, which could negatively affect our financial condition, cash flow and/or reported earnings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 22, 2008.  At the meeting, our stockholders took the following actions:

(i)         The stockholders elected nine directors to serve as members of our Board of Directors until the next annual meeting of stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld

Lyle Berman	16,566,633	354,589
Michael Beindorff	16,600,520	320,702
Bradley Berman	16,550,203	371,019
Joseph S. Carson, Jr.	16,491,665	429,557
Timothy J. Cope	16,573,570	347,652
Steven Lipscomb	16,529,633	391,589
Ray M. Moberg	16,490,885	430,337
Glenn Padnick	16,600,670	320,552
Mimi Rodgers	16,490,490	430,732

(ii)      The stockholders ratified the appointment of Piercy, Bowler, Taylor & Kern as our independent registered public accounting firm for the 2008 fiscal year. There were 16,755,212 votes cast for the proposal; 146,988 votes were cast against the proposal; 19,022 votes abstained; and there were no broker non-votes.

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

Dated: August 7, 2008	WPT ENTERPRISES, INC.
Registrant

/ s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Scott A. Friedman
Scott A. Friedman
Chief Financial Officer