Form 10-Q
period 2008-09-28
WPT ENTERPRISES INC
filed 2008-11-06
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

As of November 5, 2008 there were 20,491,993 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

INDEX

			Page of
			Form 10-Q
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of September 28, 2008 (unaudited) and December 30, 2007	3

		Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 28, 2008 and September 30, 2007	4

		Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 28, 2008 and September 30, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2008 and September 30, 2007	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

	ITEM 4.	CONTROLS AND PROCEDURES	25

PART II.	OTHER INFORMATION		26

	ITEM 1.	LEGAL PROCEEDINGS	26

	ITEM 1A.	RISK FACTORS	26

	ITEM 6.	EXHIBITS	29

SIGNATURES			30

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WPT ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

	September 28, 2008	December 30, 2007
	(unaudited)
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$5,227	$3,852
Investments in marketable securities	3,883	22,971
Accounts receivable, net of allowances of $7 and $18	967	2,758
Deferred television costs	1,412	2,198
Other	1,318	830
	12,807	32,609

Investments in marketable securities	11,248	4,200
Property and equipment, net	1,555	1,462
Investment in unconsolidated investee	1,000	2,923
Other	537	503
	$27,147	$41,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$392	$736
Accrued payroll and related	501	988
Other accrued expenses	1,254	1,308
Deferred revenue	1,010	2,870
	3,157	5,902

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,492 shares issued and outstanding	20	20
Additional paid-in capital	44,429	43,833
Deficit	(19,203)	(8,072)
Accumulated other comprehensive gain (loss)	(1,256)	14
	23,990	35,795
	$27,147	$41,697

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In thousands, except per share data)
Revenues:
License fees:
Domestic television	$900	$1,424	$5,400	$8,132
International television	286	490	1,459	1,709
Product licensing	654	759	1,914	2,618
	1,840	2,673	8,773	12,459

Online gaming	150	119	688	929
Event hosting and sponsorship fees	676	1,575	3,023	3,058
Other	166	38	382	171
	2,832	4,405	12,866	16,617

Cost of revenues	997	1,355	6,452	6,594
Gross profit	1,835	3,050	6,414	10,023

Selling, general and administrative expense	4,534	5,709	16,437	16,942
Asset impairment and abandonment charges	1,923	—	1,923	2,270
Loss from operations	(4,622)	(2,659)	(11,946)	(9,189)

Other income:
Realized gain on sale of investment	—	—	11	—
Interest	203	448	804	1,359
Loss before income taxes	(4,419)	(2,211)	(11,131)	(7,830)

Income taxes	—	—	—	—
Net loss	(4,419)	(2,211)	(11,131)	(7,830)

Unrealized gain (loss) on securities	(225)	24	(1,270)	30
Comprehensive loss	$(4,644)	$(2,187)	$(12,401)	$(7,800)

Net loss per common share - basic and diluted	$(0.21)	$(0.11)	$(0.54)	$(0.38)

Weighted-average common shares outstanding - basic and diluted	20,603	20,603	20,603	20,603

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months ended September 28, 2008 and September 30, 2007

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in		Comprehensive
	Shares	Dollars	Capital	Deficit	Gain (Loss)	Total
	(In thousands)
2008
Balances at December 30, 2007	20,492	$20	$43,833	$(8,072)	$14	$35,795
Share-based compensation expense	—	—	596	—	—	596
Other comprehensive loss	—	—	—	—	(1,270)	(1,270)
Net loss	—	—	—	(11,131)	—	(11,131)

Balances at September 28, 2008	20,492	$20	$44,429	$(19,203)	$(1,256)	$23,990

2007
Balances at January 1, 2007	20,378	$20	$41,719	$1,561	$(49)	$43,251
Common stock issued	114	—	1	—	—	1
Share-based compensation expense	—	—	1,813	—	—	1,813
Other comprehensive gain	—	—	—	—	30	30
Net loss	—	—	—	(7,830)	—	(7,830)
Balances at September 30, 2007	20,492	$20	$43,533	$(6,269)	$(19)	$37,265

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 28, 2008	September 30, 2007
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(11,131)	$(7,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	540
Share-based compensation	596	1,813
Asset impairment and abandonment charges	1,923	2,270
Increase in operating (assets) and liabilities:
Accounts receivable	1,791	333
Income taxes	—	(394)
Deferred television costs	786	57
Other current assets	(485)	(601)
Accounts payable	(344)	(27)
Accrued expenses	(541)	52
Deferred revenue	(1,860)	(282)
Net cash used in operating activities	(8,713)	(4,069)

INVESTING ACTIVITIES:
Purchase of property and equipment	(645)	(754)
Purchases of marketable securities	(11,187)	(45,336)
Sales/redemptions of marketable securities	21,957	46,178
Net cash provided by investing activities	10,125	88

FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	(37)	106
Proceeds from stock option exercises	—	1
Net cash provided by (used in) financing activities	(37)	107

Net increase (decrease) in cash and cash equivalents	1,375	(3,874)
Cash and cash equivalents - beginning of period	3,852	8,360
Cash and cash equivalents - end of period	$5,227	$4,486

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim periods are not necessarily indicative of the results to be expected for the full year.

In the first quarter of 2008, the Company adopted SFAS 157, Fair Value Measurements for all financial assets and liabilities and for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a significant impact on the consolidated financial statements. In the first quarter of 2008, the Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. The adoption of SFAS 159 did not have a significant impact on the consolidated financial statements.

In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements when it is applied to non-financial assets and liabilities that are not measured at fair value on a recurring basis.

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations. SFAS 141R will significantly change the accounting for business combinations. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 which establishes accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the fiscal year 2009. Among the effects of SFAS 160 will be the future exclusion from net income (loss) of the noncontrolling or minority interest therein and the relocation of such noncontrolling or minority interest to the stockholders’ equity section of the balance sheet. The Company is evaluating other effects, if any, that SFAS 160 will have on the Company’s future financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding derivative instruments and hedging activities. SFAS 161 will be effective for fiscal year 2009. The Company does not currently expect that SFAS 161 will have a material impact on the Company’s future financial condition, results of operations or cash flows.

2. LOSS PER SHARE

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to Company employees are included in the computation after the options have vested when the shares are issuable for minimal cash consideration in relation to the fair value of the options. Diluted earnings per common share is ordinarily calculated by adjusting weighted-average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not included in the calculation of diluted earnings per share for loss periods because the effect is anti-dilutive.

3. SHARE-BASED COMPENSATION

Share-based compensation expense was ($21,000) and $596,000 for the three and nine months ended September 28, 2008, respectively, and $554,000 and $1,813,000 for the three and nine months ended September 30, 2007, respectively. Forfeitures of unvested stock options in the three months ended September 28, 2008 exceeded estimates at the time of grant resulting in a recovery of previously recognized unvested share-based compensation expense.

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

The following values represent the average per grant assumptions used to value options granted during the three and nine months ended September 28, 2008 and September 30, 2007, respectively. There have been no significant changes to the assumptions thus far in 2008 and none are expected during the remainder of 2008.

Key valuation assumptions	Three months ended September 28, 2008	Three months ended September 30, 2007	Nine months ended September 28, 2008	Nine months ended September 30, 2007
Risk-free interest rate	No grants	4.07%	3.38%	4.46%
Expected term	No grants	6 years	6 years	6 years
Expected dividend yield	No grants	0%	0%	0%
Expected volatility	No grants	69.89%	69.95%	71.98%
Forfeiture rate	20.58%	16.71%	20.58%	16.71%
Weighted-average fair value	No grants	$2.29	$0.82	$2.87

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

•                  Expected volatility — Expected volatility was based on historical daily stock prices of the Company’s stock since it began trading in August 2004.

•                  Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123R, Share-Based Payment-Revised 2004 are reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate future forfeitures, and reviews the estimates quarterly.

The following table summarizes stock option activity through the nine months ended September 28, 2008 and September 30, 2007:

		Number of Common Shares
	Options		Available	Weighted-avg.
	outstanding	Exercisable	for grant	exercise price
2008
Balance at December 31, 2007	2,920,857	1,322,206	267,150	$5.66
Forfeited /cancelled/expired	(83,600)	—	83,600	4.33
Balance at March 30, 2008	2,837,257	1,412,373	350,750	5.70
Granted	52,000	—	(52,000)	1.26
Forfeited /cancelled/expired	(33,950)	—	33,950	4.66
Balance at June 29, 2008	2,855,307	1,466,040	332,700	5.63
Forfeited /cancelled/expired	(425,536)	—	425,536	4.37
Balance at September 28, 2008	2,429,771	1,491,706	758,236	$5.85

2007
Balance at January 1, 2007	2,318,166	1,050,200	983,501	$6.76
Granted	287,000	—	(287,000)	4.80
Forfeited /cancelled/expired	(90,466)	—	90,466	8.49
Balance at April 1, 2007	2,514,700	1,010,533	786,967	6.47
Granted	182,000	—	(182,000)	4.53
Forfeited /cancelled/expired	(85,667)	—	85,667	5.25
Exercised	(113,660)	—	—	0.0049
Balance at July 1, 2007	2,497,373	912,139	690,634	6.67
Granted	220,000	—	(220,000)	3.50
Forfeited /cancelled/expired	(202,599)	—	202,599	7.26
Balance at September 30, 2007	2,514,774	1,307,106	673,233	$6.34

The following table summarizes significant ranges of outstanding and exercisable options as of September 28, 2008:

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted-avg. remaining contractual life	Weighted-avg. exercise price	Aggregate intrinsic value	Number exercisable	Weighted-avg. exercise price	Aggregate intrinsic value
$0.0049	111,340	3.41	$0.0049	$97,434	111,340	$0.0049	$97,434
$1.26 — 4.80	906,165	8.80	3.21	—	171,400	4.48	—
$5.18 — 9.92	1,289,266	6.21	7.58	—	1,117,966	7.83	—
$11.95 — 14.51	117,000	6.86	12.23	—	85,000	12.35	—
$15.05 — 19.50	6,000	6.81	15.79	—	6,000	15.79	—
	2,429,771	7.08	$5.85	$97,434	1,491,706	$7.15	$97,434

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.88 on September 26, 2008, which would have been received by the option holders had they exercised their options as of that date. As of September 28, 2008 and September 30, 2007, the total number of “in-the-money” options exercisable was 111,340.  No options were exercised during the three and nine months ended September 28, 2008. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0.5 million.

As of September 28, 2008, total unrecognized compensation cost related to non-vested options is $1.0 million, which is expected to be recognized over the next 28 months on a weighted-average basis.

4. FAIR VALUE MEASUREMENTS

On December 31, 2007 (the first day of fiscal year 2008), the Company adopted the provisions of SFAS 157, Fair Value Measurements. The adoption of SFAS 157 in the first quarter of 2008 did not have a significant impact on our consolidated financial statements.

Investments in marketable securities that are classified as available for sale are the only assets or liabilities that the Company is required to measure at their estimated fair value on a recurring basis. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in SFAS 157 as follows:

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

As of September 28, 2008, the Company’s financial assets carried at fair value are summarized below (in thousands):

Description	Level 1	Level 3	Total
Municipal bonds (*)	$801	$—	$801
Auction rate securities (*)	—	10,159	10,159
Corporate preferred securities (*)	3,691	—	3,691
Certificates of deposit (*)	480	—	480
Total assets at estimated fair value (**)	$4,972	$10,159	$15,131

(*)           See Note 5. Investments in Marketable Securities.

(**)                        The Company chose not to elect the fair value option as offered by SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value are still reported at carrying values.

For financial assets that utilize Level 1 inputs, the Company utilizes direct observable price quotes in active markets for identical assets. Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity.  The valuation of the Company’s ARS portfolio is subject to uncertainties that are difficult to predict.  Factors that may impact the estimated fair value include changes to credit ratings of ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of ARS.

The following table summarizes the activity related to the Company’s ARS, which as discussed above, are measured at fair value using Level 3 inputs (in thousands):

Beginning balance - December 30, 2007	$7,825
Total realized and unrealized gains (losses) included in other comprehensive loss (*)	(1,241)
Purchases, net of issuances and settlements	3,575
Ending balance - September 28, 2008 (unaudited)	$10,159

(*)                                The Company considers the decline in the estimated fair value of ARS to be temporary. Accordingly, the related unrealized loss is included in Accumulated Other Comprehensive Gain (Loss) in stockholders’ equity as of September 28, 2008.

5. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investment portfolio includes investments in ARS. The types of ARS that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program, and are primarily AAA or Aaa rated through the date of this filing. However, as a result of liquidity issues experienced in the global credit and capital markets in the first quarter of 2008, auctions for ARS failed and the Company’s ARS are classified as long-term investments in marketable securities as of September 28, 2008.

As of September 28, 2008 and December 30, 2007, investments in marketable securities with original maturities beyond three months consist of the following (in thousands):

September 28, 2008 (unaudited)

	Cost	Unrealized Gains (Losses)	Fair Value
Maturity less than 1 year
Corporate preferred securities	$3,707	$(16)	$3,691
Certificates of deposit	192	—	192
	$3,899	$(16)	$3,883
Maturity 1 to 5 years
Municipal bonds	$800	$1	$801
Auction rate securities	11,400	(1,241)	10,159
Certificates of deposit	288	—	288
	$12,488	$(1,240)	$11,248

December 30, 2007

	Cost	Unrealized Gains (Losses)	Fair Value
Maturity less than 1 year
US treasury and agency securities	$1,000	$—	$1,000
Short-term municipal bonds	1,000	1	1,001
Auction rate securities	7,825	—	7,825
Corporate preferred securities	12,464	9	12,473
Certificates of deposit	672	—	672
	$22,961	$10	$22,971

Maturity 1 to 5 years
Municipal bonds	$1,827	$(3)	$1,824
Corporate preferred securities	1,985	7	1,992
Certificates of deposit	384	—	384
	$4,196	$4	$4,200

Unrealized gains (losses) on securities previously reported as other comprehensive income that were realized and included in the statements of loss and comprehensive loss were not material during the nine months ended September 28, 2008 and September 30, 2007.

The brokers that hold the Company’s ARS have entered into agreements with the New York Attorney General and various state and federal regulators to either repurchase ARS or to use their best efforts to provide liquidity and other relief for holders of ARS by the end of 2009. The Company was notified by one broker that holds $3.9 million of ARS that the Company could expect to sell the ARS to that broker during the period June 30, 2010 to July 2, 2012. The Company was notified by another broker that holds $7.5 million of ARS that the Company did not qualify for a November 5, 2008 repurchase of the ARS held by that broker due to the amount of the Company’s total investments held by them, and the Company is instead covered by the broker’s agreement with the New York Attorney General and various state and federal regulators to use their best efforts to provide liquidity and other relief for ARS by the end of 2009. The broker that holds $3.9 million of ARS has offered to provide a loan, secured by ARS held by that broker, equal to 75% of the fair value of the ARS held by that broker. The Company has entered into an agreement with the broker that holds $7.5 million of ARS to provide a line of credit, secured by ARS held by that broker, equal to 50% of the fair value of the ARS held by that broker. No amounts have been borrowed under that line of credit.

6. ASSET IMPAIRMENT AND ABANDONMENT CHARGES

The Company performed an impairment analysis of its investment in Cecure Gaming in the third quarter of 2008 due to difficulties Cecure Gaming is having in obtaining working capital to finance their business development over the next several years. Cecure Gaming also recently had a significant reduction in staffing. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge. The implied fair value measurement was calculated using financial metrics and ratios of comparable public companies and was measured using Level 3 inputs, as the Company used unobservable inputs and significant management judgment to value this investment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of this investment. The Company recorded a $1,923,000 impairment charge in the third quarter of 2008 related to this investment.

During the second quarter of 2007, the Company wrote off $2,270,000 of online gaming assets as a result of ceasing the development of a stand-alone online gaming business and joining a third-party online gaming network.

7. INCOME TAXES

Due to actual and forecasted net losses, there was no income tax provision for the three and nines month ended September 28, 2008 and September 30, 2007. Based on the Company’s relatively limited and volatile earnings history, the Company recorded a full valuation allowance for the net deferred tax assets as management currently believes it is more likely than not that deferred tax assets will not be realized in the foreseeable future.

8. CONTINGENCIES

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

9. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three months ended September 28, 2008 (in thousands):

	WPT	WPT Online		WPT Global	WPT
	Studios	Gaming	Non-gaming	Marketing	China	Corporate	Total
Revenues:
Domestic television	$900	$—	$—	$—	$—	$—	$900
International television	286	—	—	—	—	—	286
Product licensing	—	—	—	654	—	—	654
Online gaming	—	150	—	—	—	—	150
Event hosting and sponsorship	593	—	—	83	—	—	676
Other	—	—	140	26	—	—	166
	1,779	150	140	763	—	—	2,832
Cost of revenues	667	172	72	86	—	—	997
Gross profit	1,112	(22)	68	677	—	—	1,835
Total assets	2,076	256	800	670	392	22,953	27,147
Depreciation and amortization	61	—	51	—	8	76	196

Revenues attributed to domestic and foreign operations were $2.0 million and $0.8 million, respectively.

Three months ended September 30, 2007 (in thousands):

	WPT	WPT Online		WPT Global	WPT
	Studios	Gaming	Non-gaming	Marketing	China	Corporate	Total
Revenues:
Domestic television	$1,424	$—	$—	$—	$—	$—	$1,424
International television	490	—	—	—	—	—	490
Product licensing	—	—	—	759	—	—	759
Online gaming	—	119	—	—	—	—	119
Event hosting and sponsorship	249	—	—	1,326	—	—	1,575
Other	—	—	19	19	—	—	38
	2,163	119	19	2,104	—	—	4,405
Cost of revenues	876	134	12	333	—	—	1,355
Gross profit	1,287	(15)	7	1,771	—	—	3,050
Total assets	2,848	433	88	1,335	137	39,905	44,746
Depreciation and amortization	78	13	—	—	—	88	179

Revenues attributed to domestic and foreign operations were $3.1 million and $1.3 million, respectively.

Nine months ended September 28, 2008 (in thousands):

	WPT	WPT Online		WPT Global	WPT
	Studios	Gaming	Non-gaming	Marketing	China	Corporate	Total
Revenues:
Domestic television	$5,400	$—	$—	$—	$—	$—	$5,400
International television	1,459	—	—	—	—	—	1,459
Product licensing	—	—	—	1,914	—	—	1,914
Online gaming	—	688	—	—	—	—	688
Event hosting and sponsorship	2,641	—	—	382	—	—	3,023
Other	7	—	243	132	—	—	382
	9,507	688	243	2,428	—	—	12,866
Cost of revenues	5,511	556	146	239	—	—	6,452
Gross profit	3,996	132	97	2,189	—	—	6,414
Depreciation and amortization	190	—	103	—	25	234	552

Revenues attributed to domestic and foreign operations were $9.1 million and $3.8 million, respectively.

Nine months ended September 30, 2007 (in thousands):

	WPT	WPT Online		WPT Global	WPT
	Studios	Gaming	Non-gaming	Marketing	China	Corporate	Total
Revenues:
Domestic television	$8,132	$—	$—	$—	$—	$—	$8,132
International television	1,709	—	—	—	—	—	1,709
Product licensing	—	—	—	2,618	—	—	2,618
Online gaming	—	929	—	—	—	—	929
Event hosting and sponsorship	950	—	—	2,108	—	—	3,058
Other	19	—	95	57	—	—	171
	10,810	929	95	4,783	—	—	16,617
Cost of revenues	5,156	596	58	784	—	—	6,594
Gross profit	5,654	333	37	3,999	—	—	10,023
Depreciation and amortization	245	40	—	—	—	255	540

Revenues attributed to domestic and foreign operations were $13.2 million and $3.4 million, respectively.

10. SUBSEQUENT EVENTS

Lakes Entertainment, Inc. (“Lakes”) declared a stock dividend on October 1, 2008 of all of the Company shares held by Lakes. The record date for the dividend to Lakes’ stockholders was October 24, 2008 and the date of distribution of the shares is November 21, 2008. Lakes owns 12,480,000 shares, or approximately 61 percent, of the Company’s outstanding common stock.

On October 15, 2008, the Company notified CryptoLogic Inc. and its wholly-owned subsidiary WagerLogic Limited (collectively “CryptoLogic”) of the termination of its software license and support agreement with CryptoLogic dated August 24, 2007, as amended. The Company will no longer operate the WPT-branded online gaming website on the CryptoLogic network after November 14, 2008.  The Company will continue to operate two international corporate websites that provide links to the WPT-branded online gaming website.

On November 4, 2008, the Company entered into a $3,250,000 domestic sponsorship arrangement with Pocket Kings for FullTiltPoker.net to sponsor Season Seven of the World Poker Tour television series.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We create internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our World Poker Tour®, or WPT television series, based on a series of high-stakes poker tournaments, currently airs on the Game Show Network and the Travel Channel in the United States, and has been licensed for broadcast globally. In January 2008, we launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States, which is currently offered in 38 states. We currently offer a real-money online gaming website, which prohibits wagers from players in the U.S. and other restricted jurisdictions. We recently announced that this website will be shut down in November 2008. We also license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and are engaged in the sale of corporate sponsorships. In addition, we have operations in mainland China, pursuant to our agreement with the China Leisure Sports Administrative Center, where we are developing and marketing online and mobile games supporting the WPT China National Traktor Poker TourTM.

We have four business segments:

WPT Studios, our multi-media entertainment division, generates revenue through the domestic and international licensing of television broadcasts, international television sponsorship revenue and casino host fees. Since our inception, the WPT Studios division has been responsible for 73% of our total revenue. We licensed Seasons One through Five of the WPT television series to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement (the “TRV Agreement”). Prior to 2007, we also licensed Season One of the Professional Poker Tour (“PPT”) television series to TRV. On April 2, 2007, we entered into an agreement (the “GSN Agreement”) with Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license Season Six of the WPT for a $300,000 license fee per episode.  For Season Five, we received an average of $477,000 per episode under the TRV agreement. We also have license and sponsor agreements for the distribution of our WPT and PPT episodes into international territories for which we receive license and sponsor fees. We also collect annual host fees from the member casinos that host World Poker Tour events.

Since our inception, domestic television distribution fees from the TRV Agreement, a separate agreement with TRV relating to the PPT series and the GSN Agreement have been responsible for 54% of our total revenue. For each season covered by the TRV Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the U.S. for four years, or three years in the case of Season One of the WPT.

Under both the TRV and GSN Agreements, TRV and GSN paid fixed license fees for each episode we produced, which were payable at various times during the pre-production, production and post-production process and revenues were not recognized until receipt and acceptance of the completed episode was confirmed. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as the related revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business.

On June 7, 2008, GSN did not exercise its option to broadcast Season Seven of the WPT series. On July 17, 2008, we announced a broadcast license agreement with Fox Sports Network (“FSN”), pursuant to which FSN will broadcast Season Seven of the WPT television series.  FSN received exclusive rights to air 26 one-hour WPT episodes in the United States across its national sports cable network. Unlike past seasons, FSN’s exclusivity only applies to the episodes it produces for the network.  Consequently, we are free to produce other Season Seven episodes on other networks if another deal arises.  Unlike our historical broadcast license agreements with Travel Channel and GSN, we will not receive per-episode license fees from FSN. However, similar to many sports leagues and entertainment properties, we have been afforded certain integration and advertising rights in and around the program, which will allow us to seek sponsorship revenues for Season Seven of the WPT, domestically and internationally. Accordingly, we are currently in discussions with several potential sponsors.

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

As international television license fees continue to decline, we are pursuing international sponsorship revenues.   In December 2006, we signed a multi-year international sponsorship agreement with PartyGaming Plc, owner of PartyPoker.com, pursuant to which they sponsor certain international television broadcasts of the WPT and PPT. PartyGaming pays us fixed fees for entering into broadcast sponsorship arrangements that meet certain requirements, with maximum payment levels for each of the covered seasons of each series. For the nine months ended September 28, 2008 and September 30, 2007, we recognized revenues of $1.6 million and $0.7 million, respectively, from PartyGaming.  We expect to recognize additional international sponsorship revenues from PartyGaming during the fourth quarter of 2008 related to the distribution of Seasons Four and Six of the WPT.

WPT Online includes the international real money gaming website linked to WorldPokerTour.com and content website at WorldPokerTour.com, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store, and ClubWPT.com which we launched in January 2008.

In 2006, we decided to commission the development of our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC, and hired approximately thirty employees in Israel to develop the software and support infrastructure. However, the development of the CyberArts-based site ceased on April 23, 2007, when we entered into a three year software supply and support agreement with CryptoLogic Inc. and its wholly-owned subsidiary WagerLogic Limited (collectively “CryptoLogic”). As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software, we wrote off $2.3 million of property and equipment and related capitalized costs during the second quarter of 2007. In addition to the write-off of assets, we curtailed our Israel operations and closed one of our two offices there during the second quarter of 2007, and in the fourth quarter of 2007 we closed the remaining office in Israel.

CryptoLogic operates an online gaming site for us featuring a poker room and casino games utilizing its proprietary software, in exchange for 20% of the net gaming revenues generated from the site. We are also a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic, pursuant to which players are able to play on our branded gaming site on the Network.

In June 2007, CryptoLogic delivered the poker software to us and the online poker room became operational on June 28, 2007. On July 26, 2007, CryptoLogic delivered ten casino games and effective March 5, 2008, we executed an amendment to the Agreement, exercising our option for a full suite of casino games with an annual minimum guarantee payable to CryptoLogic from us of $750,000. We also exercised our option to have CryptoLogic develop two additional poker language rooms in Spanish and German for $100,000.

On October 15, 2008, we notified CryptoLogic of our intent to terminate our agreements with them. Effective November 14, 2008, we will no longer operate the WPT-branded online gaming website on the CryptoLogic Network.  We paid CryptoLogic $350,000 in September 2008 for the option to terminate our agreements with them and we will have no payment obligations to CryptoLogic after November 14, 2008.  The Company will continue to operate two international corporate websites that provide links to the WPT-branded online gaming website.

The non-gaming website linked to WorldPokerTour.com includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT.com.  ClubWPT.com offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination blackjack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month, which could include a $10,000 seat into a WPT televised main event. Accordingly, non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

We use a third party service provider, Centaurus Games, LLC (“Centaurus”), to operate our subscription-based online service for ClubWPT.com, which includes supporting the software, technical operations and customer service. In return for Centaurus’ services, Centaurus earns a percentage of net revenues which is calculated as subscriber fees less certain costs including chargebacks, prize pool, Club content, financial charges and compliance fees. Centaurus acquired the operating assets of Ultimate Blackjack Tour, LLC in the third quarter of 2008.

On July 31, 2008, we announced an additional agreement with FSN to jointly create a new poker program focused on building awareness and driving traffic to our online subscription website, ClubWPT.com. The parties have agreed to the production and distribution of an initial run of 13 one-hour television programs (“the Initial Programming”). The ClubWPT show debuted on FSN on October 5, 2008.  Subsequent to the delivery of the Initial Programming, FSN will have an option to broadcast future episodes and the number of future episodes to be broadcast will depend upon the number of shows we deliver, up to forty hours per year. FSN may also terminate the relationship upon thirty days written notice.

We are obligated to: 1) manage all aspects of ClubWPT.com including running all tournaments and identifying winners that will participate in the television program, 2) ensure that television participants are brought to the television studio and are set up to play in the event, and 3) pay FSN a percentage of net profits and pay for the costs of television production (production costs of the initial 13 programs are recoupable against net profits). In addition to providing the distribution channel, FSN is obligated to promote ClubWPT.com through in-show title sponsorship, in-show billboards, audio mentions, website logos on poker tables, commercial inventory and website presence on the main page of FSN’s website, FoxSports.com.

WPT Global Marketing includes branded consumer products, sponsorship and partnerships, and event management. Branded consumer products generate revenue principally through royalties from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products.

Domestic sponsorship and event management generate revenue through corporate sponsorship and management of televised and live events. During 2007, we signed a three-year agreement with Blue Diamond Almonds to sponsor Seasons Six, Seven and Eight of the WPT. In return for online and event presence, Blue Diamond pays $150,000 per season. We also signed an agreement with Southwest Airlines to be the official airline of the World Poker Tour for Season Six.

In February 2006, we launched an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only.

WPT China. On August 6, 2007, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with the China Leisure Sports Administrative Center (the “CLSAC”), a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji.” We have the right to brand and exploit the WPT China National Traktor Poker Tour during the five-year term of the Cooperation Agreement. Additionally, we are afforded certain marketing and sponsorship rights in conjunction with the WPT China National Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the WPT China National Traktor Poker Tour in all media and the right to obtain online and mobile subscription revenues. Furthermore, the CLSAC agreed to organize no less than 15 WPT China National Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the WPT China National Traktor Poker Tour. In exchange, we pay a yearly fee to the CLSAC, which started at $505,000 for the first year and increases by ten percent annually for the remaining four years of the term. We also have a unilateral option to extend the agreement for an additional five years, provided that the yearly fee for the first year of the renewed term, will increase by 25% from the fee due for fifth year of the term.

On October 12, 2007, we launched the inaugural season of the WPT China National Traktor Poker Tour in Lanzhou, Gansu. After 15 regional tournaments, Season One culminated at the Grand Finals held in Nanjing, Jiangsu on June 22-25, 2008, where the first ever national championship team was crowned. Season Two of the WPT China National Traktor Poker Tour began in Luoyang, Henan on October 11, 2008 and the Grand Finals are expected to be held in Beijing on June 12-14, 2009 after completion of the 15 regional tournaments.

Results of Operations

Three Months Ended September 28, 2008 Compared to the Three Months Ended September 30, 2007

Revenues.  Total revenues decreased by $1.6 million (36%) during the three months ended September 28, 2008, compared to the three months ended September 30, 2007. Domestic television licensing revenues decreased $0.5 million (37%) in the third quarter of 2008 compared to the 2007 period. The decrease was primarily a result of the lower per episode license fee under the GSN agreement governing 2008 revenues, as compared to the TRV agreement in effect during the prior year period. International television licensing revenues decreased by $0.2 million (42%) in the third quarter of 2008 compared to the 2007 period, a result of lower fees associated with international distribution agreements. Product licensing revenues decreased by approximately $0.1 million (14%) in the third quarter of 2008, primarily due to lower revenues from one customer in the current quarter as compared to the 2007 period. Online gaming revenues rose modestly in the third quarter of 2008 compared to the third quarter of 2007. Event hosting and sponsorship revenues decreased $0.9 million (57%) in the third quarter of 2008, due primarily to higher domestic sponsorship revenues from one customer in the prior period and lower international sponsorship revenues in the current period. Other revenues in the third quarter of 2008 were higher than in the third quarter of 2007 due to the addition of subscription revenues from ClubWPT.com in the 2008 period. In October 2008, FSN began airing, “ClubWPT.com”, a new poker program focused on building awareness and driving traffic to ClubWPT.com.

Cost of revenues.  Cost of revenues decreased by $0.4 million (26%) in the third quarter of 2008, compared to the 2007 period. The decrease was primarily due to a $339,000 reduction of previously recorded Season Six World Poker Tour production costs.

Gross margins.  Gross margins were 65% in the third quarter of 2008 compared to 69% in the third quarter of 2007.  This decrease was primarily due to a $339,000 reduction of previously estimated Season Six production costs and lower license fees per episode under the GSN contract.

Selling, general and administrative expense.  Selling, general and administrative expense decreased $1.2 million (21%) during the three months ended September 28, 2008, compared to the prior year period. The decrease was due to lower personnel related expenses, professional services and online gaming advertising costs, partially offset by increases in ClubWPT and online gaming sponsorship costs, a $300,000 lease abandonment provision and $350,000 of costs to terminate our agreements with CryptoLogic.

Asset impairment and abandonment charges.  We performed an impairment analysis of our investment in Cecure Gaming in the third quarter of 2008 due to difficulties Cecure Gaming is having in obtaining working capital to finance their business development over the next several years. Cecure Gaming also recently had a significant reduction in staffing. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge. We recorded a $1,923,000 impairment charge in the third quarter of 2008 related to this investment.

Nine months Ended September 28, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues.  Total revenues decreased by $3.8 million (23%) during the nine months ended September 28, 2008, compared to the nine months ended September 30, 2007. Domestic television licensing revenues decreased $2.7 million (34%) in the first nine months of 2008 compared to the 2007 period. The decrease was a result of the lower per episode license fee under the GSN agreement governing 2008 revenues, as compared to the TRV agreement in effect during the prior year period. International television licensing revenues decreased by $0.3 million (15%) during the nine months ended September 28, 2008 compared to the 2007 period, a result of lower fees associated with international distribution agreements. Product licensing revenues decreased by $0.7 million (27%) in the first nine months of 2008 compared to the 2007 period primarily due to higher license revenues from three customers in the 2007 period. Online gaming revenues decreased $0.2 million (26%), primarily as a result of lower levels of player activity on our site on the CryptoLogic Network in the 2008 period versus the site operated by WagerWorks in the 2007 period. Event hosting and sponsorship revenues were approximately the same in both periods, however, international television sponsorship revenues from Party Gaming increased by $1.0 million which offset a $1.0 million decrease in domestic sponsorships primarily related to two customers in the prior period. Other revenues in the nine months ended September 28, 2008 were higher than the same period in 2007 due to the addition of revenues from the subscription-based website ClubWPT.com in the 2008 period.  In October 2008, FSN began airing, “ClubWPT.com”, a new poker program focused on driving awareness and traffic to ClubWPT.com.

Cost of revenues.  Cost of revenues decreased by $0.1 million (2%) in the first nine months of 2008, compared to the 2007 period. We recorded a $339,000 reduction of previously recorded Season Six World Poker Tour production costs in the first nine months of 2008. Excluding this adjustment, cost of revenues increased in the first nine months of 2008 due to higher costs related to international sponsorship revenues.

Gross margins.  Gross margins were 50% in the first nine months of 2008, compared to 60% in the first nine months of 2007. Domestic television licensing margins were 16% in the first nine months of 2008 compared to 41% in the same period in 2007. This decrease was primarily due to a $339,000 reduction of previously estimated Season Six production costs and lower license fees per episode under the GSN contract.

Selling, general and administrative expense.  Selling, general and administrative expense decreased $0.5 million (3%) during the nine months ended September 28, 2008, compared to the nine months ended September 30, 2007. The decrease was due to lower personnel related expenses, partially offset by increases in ClubWPT, online gaming and WPT China sponsorship costs, marketing and advertising costs associated with our online gaming business, a $300,000 lease abandonment provision and $350,000 of costs to terminate our agreements with CryptoLogic.

Asset impairment and abandonment charges.  We performed an impairment analysis of our investment in Cecure Gaming in the third quarter of 2008 due to difficulties Cecure Gaming is having in obtaining working capital to finance their business development over the next several years. Cecure Gaming also recently had a significant reduction in staffing. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge. We recorded a $1,923,000 impairment charge in the third quarter of 2008 related to this investment. During the second quarter of 2007, we wrote off $2,270,000 of on-line gaming assets as a result of ceasing the development of a stand-alone online gaming business and joining a third-party online gaming network.

Business Outlook

For the fourth quarter of 2008, we expect:

•                                        FSN to air the first four episodes of Season Seven of the WPT television series. Actual air dates and time slots are controlled by FSN.

•                                        To recognize host fees and domestic sponsorship revenues for the first four episodes of Season Seven of the WPT television series. Actual air dates and time slots are controlled by FSN.

•                                        To seek foreign sponsorship revenues for Season Seven of the WPT television series.

•                                        To produce 13 episodes of the ClubWPT.com television show and for FSN to air them throughout the quarter.

•                                        To obtain 16,000 to 20,000 paying subscribers for ClubWPT.com by the end of the quarter.

•                                        To launch the WPT China integrated online and mobile poker game in November and begin to recognize revenue from China-related activities.

•                                        To continue the production of Season Two of the WPT China National Traktor Poker Tour.

Regarding production costs and operating expenses, we expect:

•                                        To incur production costs relating to Season Seven of the WPT television series while seeking foreign sponsorship revenues.

•                                        Minor costs to exit online gaming on the CryptoLogic network.

•                                        Higher sales and marketing costs associated with producing 13 episodes of the ClubWPT.com television show.

•                                        Increased costs associated with building and launching the WPT China integrated online and mobile poker game platform.

Liquidity and Capital Resources

During the first nine months of 2008, cash and cash equivalents and investments in marketable securities decreased by $10.7 million to a combined balance of $20.4 million. Cash was used to support operating activities and to purchase property and equipment. Our principal cash requirements consist of payroll and benefits, office leases, television production, professional and consulting fees, business insurance and sales and marketing costs.

We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of the WPT television series, ClubWPT, WPT global marketing and WPT China, and for general corporate purposes. We anticipate our overall selling, general and administrative expenses will decrease in future periods. Specifically, we anticipate eliminating sales and marketing expenditures related to our online gaming site, in addition to reductions in certain general and administrative costs as we continue to implement cost-cutting measures company-wide. However, we anticipate increasing expenditures relating to driving significantly more traffic to ClubWPT.com and we expect to continue to invest in our China efforts by developing and marketing online and mobile games supporting the WPT China National Traktor Poker Tour.

As of September 28, 2008, we had approximately $10.2 million invested in auction rate securities (“ARS”), net of a $1.2 million unrealized valuation allowance, which we believe is a temporary decline in estimated fair value. Historically, ARS have been liquid with interest rates resetting every 7 to 35 days by an auction process. However, beginning in February 2008, auctions for ARS held by us failed as a result of liquidity issues experienced in the global credit and capital markets. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will continue to be limited until there is a successful auction or until such time as other markets for ARS develop.

The brokers that hold our ARS have entered into agreements with the New York Attorney General and various state and federal regulators to either repurchase ARS or to use their best efforts to provide liquidity and other relief to holders of ARS by the end of 2009. We were notified by one broker that holds $3.9 million of ARS that we could expect to sell the ARS to that broker during the period June 30, 2010 to July 2, 2012. We were notified by our other broker that holds $7.5 million of ARS that we did not qualify for a November 5, 2008 repurchase of the ARS held by that broker due to the amount of our total investments held by them, and we are instead covered by the broker’s agreement with the New York Attorney General and various state and federal regulators to use their best efforts to provide liquidity and other relief for ARS by the end of 2009. The broker that holds $3.9 million of ARS has offered to provide a loan to us, secured by ARS held by that broker, equal to 75% of the fair value of the ARS held by that broker. We have entered into an agreement with the broker that holds $7.5 million of ARS to provide a line of credit to us, secured by ARS held by that broker, equal to 50% of the fair value of the ARS held by that broker.  No amounts have been borrowed under that line of credit agreement.

Our ARS portfolio is collateralized by student loans that primarily have AAA or Aaa ratings and the majority of which are guaranteed under the Federal Family Education Loan Program. We believe that the credit quality of these assets has not been impacted; however, beginning in the second quarter of 2008, we determined that the estimated fair value of our ARS had temporarily declined due to the current lack of liquidity in the marketplace. As a result, as of September 28, 2008, we have classified all ARS as non-current investments in marketable securities, with the estimated decline in fair value recorded as an unrealized loss of $1.2 million, which is included in Accumulated Other Comprehensive Gain (Loss) in stockholders’ equity.

We expect that cash, cash equivalents, investments in marketable securities and borrowings on credit lines secured by our ARS portfolio will be sufficient to fund our working capital and capital expenditure requirements for the next year even considering the current liquidity issues with ARS. If these securities remain illiquid for a period greater than one year, then we will likely be required to seek additional working capital to fund our operations. General economic and capital market conditions are rapidly changing, are unpredictable and the impact on our business is not within our control. To raise working capital, we may need to seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions, the availability of which is highly uncertain.

The table below sets forth our known contractual obligations as of September 28, 2008 (in thousands):

	Payments due by period (in thousands)
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond
Operating leases (1)	$2,439	$878	$1,561	$—	$—
Purchase obligations (2),(3)	1,825	1,539	286	—	—
Employee obligation (4)	125	125	—	—	—
	$4,389	$2,542	$1,847	$—	$—

(1)

Operating lease obligations include rent payments for our corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments are approximately $40,000 and escalate to approximately $45,000 over the remaining lease term. For the second lease, monthly lease payments are approximately $31,000 and escalate to approximately $33,000 over the remaining lease term. The amounts set forth in the table above include monthly lease payments through June 2011.

(2)

Includes the operational expenses associated with the development of WorldPokerTour.com. These expenses relate to the gaming and non-gaming aspects of the website. Operational expenses associated with WPT China are also included. Additionally, included in purchase obligations are open purchase orders of approximately $235,000 as of September 28, 2008. These liabilities are included in Other Accrued Expenses.

(3)	Includes a three year base retainer with Antonio Esfandiari, who serves as our spokesperson for ClubWPT.com.

(4)	Employee obligations include the base salary payable to Steven Lipscomb under his employment agreement.

Nasdaq Stock Market Listing Compliance

On August 14, 2008, the Nasdaq Stock Market (“Nasdaq”) notified the Company that we were was not in compliance with the minimum stock listing price requirements of Nasdaq Marketplace Rule 4450(a)(5) as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common stock at this time. The Nasdaq Marketplace Rules provide the Company with 180 calendar days to regain compliance, which will require the bid price of the Company’s common stock to remain above $1.00 for a minimum of 10 consecutive business days.

On October 16, 2008, Nasdaq announced the suspension of the enforcement of the rules requiring a minimum $1.00 closing bid price. The suspension will remain in effect through January 19, 2009. On October 22, 2008, Nasdaq notified the Company that as a result of the decision to suspend enforcement of the rules requiring a minimum $1.00 closing bid price through January 19, 2009, that Nasdaq has granted the Company an extension until May 18, 2009 to become in compliance with Nasdaq Marketplace Rule 4450(a)(5). The Company will continue to execute its business plan to provide an opportunity to demonstrate value to the investment community and regain Nasdaq compliance.

Lakes Entertainment, Inc. Stock Dividend

Lakes Entertainment, Inc. (“Lakes”) declared a stock dividend on October 1, 2008 of all of the Company shares held by Lakes. The record date for the dividend to Lakes’ stockholders is October 24, 2008 and the date of distribution of the shares is November 21, 2008. Lakes owns 12,480,000 shares, or approximately 61 percent, of our outstanding common stock.

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

Investments in marketable securities.  We account for our long-term investments in marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  Our investment portfolio includes investments in ARS. As a result of the liquidity issues surrounding our ARS, they were classified as long-term investments in marketable securities as of September 28, 2008.

Due to the lack of observable market quotes on our ARS portfolio, we utilize valuation models that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS portfolio is subject to considerable uncertainties and evolving market conditions that are difficult to predict. Factors that may impact the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of ARS. If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may incur additional impairments to our ARS investment portfolio, which could adversely affect our financial condition, cash flows and operating results.

Revenue recognition.  Revenue from the domestic and international distribution of our television series is recognized as earned under the following criteria established by the AICPA SOP 00-2, Accounting by Producers or Distributors of Films:

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

•                   The seller’s price to the buyer is fixed and determinable; and

•                   Collectability is reasonably assured.

In accordance with the terms of our agreements, we recognized domestic television license revenues upon the receipt and acceptance of completed episodes by the Travel Channel and GSN. However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we do not consider collectibility of international television license revenues to be “reasonably assured,” and accordingly, we do not recognize such revenue unless payment has been received. Additionally, we present certain international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Subscription revenues are recognized monthly based on statements received from Centaurus, our subscription-based online service provider. In accordance with EITF 99-19, we present subscriptions revenues gross of service provider costs (including the service provider’s management fee, content fees and credit card processing fees that are recorded as cost of revenues) as we have the ability to adjust specifications of the game site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site. All other promotional expenses are generally recorded as sales and marketing expenses.

Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned, as well as casino host fees and sponsorship fees collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets.

Travel Channel participation.  We account for royalty payments to the Travel Channel when the applicable revenues from the exploitation of the World Poker Tour brand are recognized, after specified minimum amounts are met. We record these amounts in cost of revenues.

Deferred television costs.  We account for deferred television costs in accordance with SOP 00-2. Deferred television costs include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as office facilities and insurance. Shared facilities costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode using the individual-film-forecast-computation method for each season produced. Management currently estimates that all deferred television costs at September 28, 2008 are expected to be expensed in connection with domestic episode deliveries and foreign sponsor license arrangements over the next twelve months and are, therefore, presented as current assets.

Investment in unconsolidated investee.  We paid $2.9 million in 2006 to acquire approximately 10% of Cecure Gaming. Our ownership was subsequently diluted to approximately 8%. Cecure Gaming developed software and other products which enable Cecure Gaming or its licensees to offer real money gaming services to customers via mobile devices. As we have less then 20% ownership interest and do not have the ability to exercise significant influence over Cecure Gaming, we account for this investment under the cost method and periodically evaluate the carrying value for impairment.

We performed an impairment analysis of our investment in Cecure Gaming in the third quarter of 2008 due to difficulties Cecure Gaming is having in obtaining working capital to finance their business development over the next several years. Cecure Gaming also recently had a significant reduction in staffing. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge. The implied fair value measurement was calculated using financial metrics and ratios of comparable public companies and was measured using Level 3 inputs, as we used unobservable inputs and significant management judgment to value this investment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of this investment. We recorded a $1,923,000 impairment charge in the third quarter of 2008 related to this investment.

Share-based compensation.  On January 2, 2006, we adopted SFAS 123(R) using the “modified prospective transition” method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

Recently Issued Accounting Pronouncements

See “Note 1. Basis of Presentation and Recent Accounting Pronouncements” for information about recently issued accounting pronouncements.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement.  Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, see “Part II – Other Information, Item 1A. Risk Factors” and the risk factors described in our Form 10-K for the year ended December 30, 2007 for risk factors that may impact our forward-looking statements.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 28, 2008, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (consisting of corporate preferred securities, municipal bonds and certificates of deposit) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk. We also hold long-term investments in marketable securities which consist of ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program, and are primarily AAA or Aaa rated.

Historically, these types of ARS investments have been highly liquid using an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 35 days, to provide liquidity at par. However, as a result of the liquidity issues experienced in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn interest on our ARS at contractually set rates. However, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. During October 2008, we received account statements for the end of the third quarter of 2008, from the firms managing our ARS which estimated the fair value of our ARS. We analyzed these statements and have concluded that for the nine month period ended September 28, 2008, a decrease of $1.2 million in the estimated fair value of the ARS we hold has occurred as a result of the current lack of liquidity. We consider declines in the estimated fair value of our ARS due to lack of liquidity to be temporary impairments that have been recorded as an unrealized loss in stockholders’ equity as of September 28, 2008. See “Note 5. Investments in Marketable Securities” for more information about our ARS investments.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses, if any) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 8. Contingencies” for information about legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 30, 2007. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

GSN did not exercise its right to broadcast future seasons of the WPT and our new broadcast agreement with FSN does not provide for any broadcast fees to be paid to us, which could materially and adversely affect our results of operations.

On June 7, 2008, GSN notified us that it would not exercise its option to broadcast future seasons of the WPT. The license fees we have received from domestic broadcasters have been our most significant source of revenue, comprising approximately 54% of our total historical revenues. Although we entered into a distribution agreement with FSN on September 30, 2008 to broadcast Season Seven of the WPT television series, the FSN agreement does not provide for any license fees to be paid to us for the broadcast rights. We intend to generate fees from sponsors by integrating sponsor logos and other advertising materials into our programs and around the broadcast of the shows. There is no assurance that we will be able to find sponsors for Season Seven of the WPT television series, or to the extent we do find sponsors, that the fees paid will be equal to the amounts paid to us by GSN. We may still be required to pay the costs to produce the shows for FSN and depending on the amount of sponsor revenues we are able to generate, if any, the lack of license fees in our FSN agreement could have a material adverse effect on our financial condition, results of operations and cash flows.

Our broadcasting agreement with FSN is a new business arrangement, and there is no assurance FSN will be a viable business partner or that they will exercise rights to broadcast future seasons of the WPT, which would materially and adversely affect our results of operations.

On September 30, 2008, we entered into an agreement with Fox Sports Network to broadcast Season Seven of the WPT. If in the future, FSN elects not to continue airing the WPT series and we cannot replace our agreement with FSN with a comparable agreement, it may be difficult for us to obtain sponsorship funds, it will be detrimental to the viability of the WPT brand and, consequently, would have a material adverse effect on our financial condition, results of operations and cash flows.

Our ClubWPT.com business will be heavily dependent upon television as a primary source for the generation of new subscribers, which if not achieved could materially and adversely affect our results of operations.

We will be incurring about $1.3 million of television production costs in the fourth quarter of 2008 for a television poker program focused on building awareness and driving traffic to our online subscription website. In the event that sufficient subscribers do not result from these television broadcasts, we could incur significant losses in this business.

Our reliance on Centaurus Games, LLC as a third party systems provider is subject to system security risks and business viability risks that could disrupt our internal reporting or disrupt services provided to ClubWPT.com customers, and any such disruption could harm our revenue, increase our expenses and harm our reputation.

Experienced computer programmers and hackers may be able to penetrate Centaurus Games’s network security and misappropriate confidential information, create system disruptions or cause shutdowns. In addition, computer programmers and hackers may be able to develop and deploy viruses, worms, and other malicious software programs that attack their products or otherwise exploit any security vulnerabilities of their products. As a result we could lose existing or potential customers. We are also Centaurus Game’s major source of revenue. If we do not provide sufficient business to them, they may face significant financial pressures. Our efforts to address these risks could result in interruptions, delays, cessation of service and loss of existing or potential customers that may reduce our revenues, increase our expenses and harm our reputation.

Rules and regulations governing sweepstakes, promotions and giveaways vary by state and county and our compliance with these rules and regulations could restrict or eliminate our ability to generate revenues at ClubWPT.com which could materially and adversely impact the viability of this business.

Changes in laws or regulations in various states or countries over sweepstakes, promotions and giveaways or a negative finding of law regarding the characterization of the type of online activity carried out on ClubWPT.com could result in our inability to obtain subscribers in those jurisdictions, which in turn could significantly impact our ability to generate revenue.

Due to the international nature of our WPT China business, political or economic changes or other factors could reduce our future revenue, increase costs and harm our investment in this business.

Our future revenues, expenses and financial condition could be impacted by a variety of factors impacting our WPT China business, including:

•                  changes in China’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

•                  local labor conditions and regulations;

•                  managing a geographically dispersed workforce;

•                  changes in the regulatory or legal environment;

•                  differing technology standards or customer requirements;

•                  import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for contracts or lead to penalties or restrictions; and

•                  difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws.

In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

We depend on third parties to develop and market our operations in China, and we have little control over their day-to-day operations and have no way to ensure that we can monetize our China operations effectively.

We recently formed a corporation to do business in China. Prior to this formation, we developed our WPT China operations using third parties vendors and consultants in China.  We expect to continue to rely heavily on third party vendors and consultants for critical parts of our business in China. Actions by these vendors or consultants may limit or prohibit the continued development of this business or may limit or prohibit our ability to continue to do business in China.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

As of September 28, 2008, we had $11.4 million of principal invested in ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program, and are primarily AAA or Aaa rated. The estimated fair value of our ARS holdings at September 28, 2008 was $10.2 million, which reflects a $1.2 million unrealized holding loss. We recorded this unrealized loss in Accumulated Other Comprehensive Gain (Loss) in stockholders’ equity, reflecting an impairment that we have concluded as a temporary decline in value.

The brokers that hold our ARS have entered into agreements with the New York Attorney General and various state and federal regulators to either repurchase ARS or to use their best efforts to provide liquidity and other relief for holders of ARS by the end of 2009. We were notified by one broker that holds $3.9 million of ARS that we could expect to sell the ARS to that broker during the period June 30, 2010 to July 2, 2012. We were notified by our other broker that holds $7.5 million of ARS that we did not qualify for a November 5, 2008 repurchase of the ARS held by that broker due to the amount of our total investments held by them, and we are instead covered by their agreement with the New York Attorney General and various state and federal regulators to use their best efforts to provide liquidity and other relief for ARS by the end of 2009. The broker that holds $3.9 million of ARS has offered to provide a loan to us, secured by ARS held by that broker, equal to 75% of the fair value of the ARS held by that broker. We have entered into an agreement with the broker that holds $7.5 million of ARS to provide a line of credit to us, secured by ARS held by that broker, equal to 50% of the fair value of the ARS held by that broker.  No amounts have been borrowed under that line of credit agreement.

If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may incur additional impairments to our ARS investment portfolio, which could negatively affect our financial condition, results of operations and cash flows.

We received a Nasdaq staff determination letter on August 14, 2008, notifying us that we were not in compliance with the minimum stock listing price requirements of Nasdaq Marketplace Rule 4450(a)(5) as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days.

The Nasdaq Marketplace Rules provide the Company with 180 calendar days to regain compliance, which will require the bid price of the Company’s common stock to remain above $1.00 for a minimum of 10 consecutive business days by February 10, 2009. If we do not regain compliance with this rule, Nasdaq Staff will provide written notification that our securities will be delisted. On October 16, 2008, Nasdaq announced the suspension of the enforcement of rules requiring a minimum $1.00 closing bid price. The suspension will remain in effect through January 19, 2009. On October 22, 2008, Nasdaq notified the Company that as a result of the decision to suspend enforcement of the rules requiring a minimum $1.00 closing bid price through January 19, 2009, that Nasdaq has granted the Company an extension until May 18, 2009 to become in compliance with Nasdaq Marketplace Rule 4450(a)(5).

There are other significant risk factors that impact our business. The following is list of these other significant risk factors:

•                    The termination or impairment of our relationships with key licensing and strategic partners could harm our business performance;

•                    Our television programming may fail to maintain a sufficient audience for a variety of reasons, many of which are beyond our control;

•                    Our competitors, many of whom have greater financial resources or marketplace presence, continue to develope television programming that directly competes with our television programming;

•                    The continuing decline and increasing uncertainty in general economic conditions or adverse changes in the popularity of our brand of televised poker tournaments may negatively impact our business;

•                    We may be unable to protect our entertainment concepts, our current and future brands and our other intellectual property rights;

•                    We may be unable to successfully expand into foreign markets or into new or complementary businesses;

•                    The regulatory environment for online gaming is currently uncertain, and despite our efforts to comply with applicable laws, we could be found to be in violation of applicable United States or foreign regulations; and

•                    The loss of our President and Chief Executive Officer or another member of our senior management team may negatively impact the success of our business.

ITEM 6. EXHIBITS

10.1	World Poker Tour Series Season VII Sponsored Episodes Agreement, dated as of September 15, 2008, between Pocket Kings and WPT Enterprises, Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2008	WPT ENTERPRISES, INC.
Registrant

/ s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Thomas Flahie
Thomas Flahie
Interim Chief Financial Officer