Form 10-K
period 2008-12-28
WPT ENTERPRISES INC
filed 2009-03-06
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NO. 0-50848

WPT ENTERPRISES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0639000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5700 Wilshire Boulevard, Suite 350

Los Angeles, California 90036

Telephone: (323) 330-9900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the common stock of the registrant held by non-affiliates, based on the closing sale price on June 27, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $6,713,490. For purposes of this computation, affiliates of the registrant on that date are deemed to be the registrant’s executive officers, directors and parent company, Lakes Entertainment, Inc.

As of March 2, 2009, there were 20,603,333 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the annual meeting of stockholders to be held on May 20, 2009 are incorporated by reference into Part III, Items 10 through 14.

WPT ENTERPRISES, INC.

PART I

Item 1.         Business

We create internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our current season of the World Poker Tour®, or WPT® television series - Season Seven, based on a series of high-stakes poker tournaments, currently airs on Fox Sports Net in the United States, and has been licensed for broadcast globally. In January 2008, we launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States, which is currently offered in 38 states. Through November 2008, we offered a real-money online gaming website which prohibited wagers from players in the U.S. and other restricted jurisdictions. We also license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and are engaged in the sale of corporate sponsorships. In addition, we are developing and marketing online and mobile games supporting the WPT China National Traktor Poker TourTM.

Business Segments

We operate through four business segments, WPT Studios, WPT Online, WPT Global Marketing and WPT China, described in greater detail below:

WPT Studios, our multi-media entertainment division, generates revenue through domestic and international television licensing, domestic and international television sponsorship, as well as host fees from casinos and card rooms that host our televised events.

WPT Online includes the online poker club ClubWPT.com that generates revenue from subscriptions, which began operations in January 2008, our international poker and casino real money gaming websites which were terminated in November 2008 and an online merchandise store.

WPT Global Marketing includes branded consumer products, sponsorships and event management. Branded consumer products generate revenue from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. Sponsorship and event management generates revenue through corporate sponsorship and management of televised and live events.

WPT China produces third-party branding at WPT China National Traktor Poker Tour events, licenses the television broadcast of the WPT China National Traktor Poker Tour and markets the popular Chinese national card game “Tuo La Ji” or “Traktor Poker”™ in online and mobile games. This segment began generating revenue in January 2009.

The table below sets forth, for each period shown, the aggregate revenues, in thousands, attributable to each business segment and the amount of such revenues as a percentage of our total revenues:

	2008	2007	2006
WPT Studios	$10,849	$15,175	$20,960
	70.1%	69.9%	71.6%
WPT Online	1,653	1,344	3,448
	10.7%	6.2%	11.8%
WPT Global Marketing	2,979	5,193	4,853
	19.2%	23.9%	16.6%
WPT China	—	—	—
	—%	—%	—%
	$15,481	$21,712	$29,261

WPT Studios

Background

The WPT is a sports league of affiliated poker tournaments that are open to the public. Season Seven of the WPT has 13 regular WPT tournaments or tour stops on the circuit, which are hosted by prestigious casinos and poker rooms. Each season of tour stops culminates in the WPT World Championship at the Bellagio Hotel and Casino in Las Vegas, Nevada, which includes the winners of each of that season’s previous WPT tournaments. The WPT stops have attracted well-known and established professional and amateur poker players on the poker circuit. We also make our tour stops accessible to the mainstream poker player by partnering with casinos and poker rooms which host “satellite” and “super satellite” poker tournaments in which the winner or winners may ultimately earn a paid entry into a WPT event. At our tour stops, we film the final table of six participants competing for some of the poker world’s largest tournament prize pools. We then edit the footage from each tour stop into a one-hour or two-hour episode, resulting in a series of one-hour or two-hour episodes which are distributed for telecast to both domestic and international television audiences. In addition, we film and produce special episodes based on a variety of non-traditional poker tournaments, which we also distribute for telecast along with the episodes based on our regular tour stops.

Season Seven of the WPT television series airs on Fox Sports Net in the U.S. Season Six aired on the Game Show Network in the U.S. and Seasons One through Five aired on the Travel Channel in the U.S. The following table describes the timing of the production and U.S. licensing of Seasons One through Seven of the WPT television series, including the production and initial exhibition of the episodes in each season:

World Poker Tour Season	Number of Hours	Number of Episodes	Production Period	Initial Telecast in the U.S.
Season One	29	15	February 2002—June 2003	March 2003—June 2003
Season Two	50	25	July 2003—June 2004	December 2003—September 2004
Season Three	41	21	May 2004—April 2005	October 2004—August 2005
Season Four	42	21	May 2005—April 2006	October 2005—June 2006
Season Five	44	22	May 2006—April 2007	August 2006—August 2007
Season Six	46	23	May 2007—April 2008	March 2008—August 2008
Season Seven	26	26	May 2008—April 2009	January 2009—July 2009

WPT Tour Stops

Poker tournaments have been hosted by many casinos and card rooms around the world for many years. To gain a seat at the table in these tournaments, competitors “buy-in” by paying an entry fee, some or all of which goes into the tournaments’ prize pools (that is, the amount of money that the winners take home). This buy-in amount at major tournaments ranges from $10,000 to as much as $25,000 at the largest and best known tournaments. At the WPT’s regular season events and the WPT World Championship, anyone is eligible to buy-in and play, subject to the house rules of the host casino and to the laws of the jurisdiction where the tournament is held.

The style of poker played at all WPT events is Texas Hold ‘Em. Players are assigned to different tables at which each player competes against the others until being eliminated by losing all of his or her chips. Tables are combined as players are eliminated and the players holding chips continue to compete until six players remain. On the last day of the tournament, these six players compete at the “final table” located in a designated WPT arena until only one player, the champion, remains. Professional and amateur poker players may be drawn to established tournaments based on the size of a poker tournament’s prize pool, the prestigious nature of the casino or card room hosting the event, the history and tradition of the tournament itself and the level of the competition drawn to the event.

While many of WPT’s tournaments have been in existence for years, we have turned them into a circuit of events that is affiliated under the WPT brand. The inaugural season of the WPT consisted of 12 tour stops and the season ending WPT World Championship, and we have added additional tournaments to the WPT’s list of tour stops in the subsequent seasons. Currently, the WPT consists of the following 13 poker tournaments, which comprise our Season Seven tour stops:

•          Bellagio Cup IV—Bellagio (Las Vegas, Nevada);

•          Legends of Poker—Bicycle Casino (Bell Gardens, California);

•          Borgata Poker Open—Borgata Hotel Casino and Spa (Atlantic City, New Jersey);

•          North American Poker Championship—Fallsview Casino Resort (Niagara Falls, Canada);

•          Festa Al Lago—Bellagio (Las Vegas, Nevada);

•          World Poker Finals—Foxwoods Resort Casino (Mashantucket, Connecticut);

•          Doyle Brunson Five Diamond World Poker Classic—Bellagio (Las Vegas, Nevada);

•          Gulf Coast Poker Championship—Beau Rivage (Biloxi, Mississippi);

•          LA Poker Classic—Commerce Casino (Commerce, California);

•          WPT Celebrity Invitational—Commerce Casino (Commerce, California);

•          Bay 101 Shooting Star—Bay 101 Casino (San Jose, California);

•          Foxwoods Poker Classic—Foxwoods Resort Casino (Mashantucket, Connecticut);

•          WPT World Championship—Bellagio (Las Vegas, Nevada).

WPT Specials

In addition to filming and producing content for distribution and exhibition based on the final tables of the WPT’s regular tour stops, we also film and produce non-tournament WPT episodes. We did not produce any special episodes in 2008, but in the past these special episodes have included the following:

•          WPT Ladies Night

•          WPT Battle of Champions

•          WPT Hollywood Home Game

•          WPT Bad Boys of Poker

•          WPT Poker by the Book

•          WPT Young Guns of Poker

•          WPT American Chopper vs. Trading Spaces

•          WPT Fathers and Sons

Access to the WPT—Our Satellite and Super Satellite Tournaments

To have a successful buy-in tournament event like the regular WPT events or the WPT World Championship, “satellite” and “super satellite” tournaments are important in ensuring a large field of players that will generate a substantial prize pool for the winners. Satellites are tournaments that allow players to buy-in for a fraction of the cost of a major event in hopes of winning a seat in other satellites or the major event itself. For example, assuming that a WPT event costs $10,000 to enter, a one-table satellite (ten players) for this event would cost $1,000 to play and the winner of the satellite would receive a paid entry into the $10,000 event. Most casinos host satellites nightly for as few as two weeks and as much as one year prior to their major events. Casinos and card rooms also host super satellites, which are multi-table tournaments held for major events. Because super satellites contemplate more participants given their multiple table format, the buy-in amounts tend to be significantly less than that of the one-table satellites.

In order to increase the accessibility of WPT events, we launched a program to encourage casinos across the country to provide lower cost satellite or super satellite tournaments to fans across the United States. To date, over 100 casinos and card rooms have hosted WPT satellite and super satellite events. In addition to increasing the size and visibility of our tour stops, our satellite and super satellite program makes the WPT events, including the WPT World Championship, more accessible to the mainstream poker player who may not want to risk the entire cost of a large buy-in championship tournament. The satellites and super satellites give these mainstream poker players the opportunity to earn a paid entry to our tour stops and potentially be a part of the action at the televised final tables. Like the tour stops themselves, these satellite and super satellite events are operated by the host casinos and card rooms, and they are responsible for ensuring that the tournaments comply with all applicable gaming regulations. We neither receive revenues nor incur expenses in connection with these events.

Telecast License Agreements with Fox Sports Net

We licensed Season Seven of the WPT television series to National Sports Programming, owner and operator of Fox Sports Net (“FSN”) for four 30 second commercial units per episode. The Company also has the right to incorporate billboards, in-show sponsorships, entitlements and a “dot net” poker tutorial website sponsor in the episodes. FSN retains the right to approve the website and sponsor in both the 30 second commercial units and the episodes. As is customary in most production agreements with television networks, FSN retains the right to approve all material creative elements of Season Seven.

FSN retains an exclusive right to broadcast episodes of Season Seven for an unlimited number of times during the applicable license period solely on the FSN network in the U.S. The exclusive license period is the earlier of one year after initial telecast of each episode or 15 months after delivery to FSN. The nonexclusive license period is the earlier of three years after initial telecast of each episode or 39 months after delivery to FSN.

FSN committed to use commercially reasonable efforts to broadcast Season Seven on Sunday between 6:00 p.m. and 10:00 p.m. in a minimum of 50 million homes and repeat the airing one time within seven days of the initial broadcast and two times within one year of the initial broadcast.

In January 2009, we licensed Season Eight of the WPT television series to National Sports Programming on substantially the same terms as the Season Seven license. We agreed to provide FSN with 26 one hour episodes of the WPT television series.

Telecast License Agreements with GSN

We licensed Season Six of the WPT television series to the Game Show Network (“GSN”) for $300,000 per episode. GSN committed to spend at least $3 million in marketing costs for Season Six. GSN has the right to promote and advertise Season Six in all media during the license term. Any sponsorship or in-show advertising of Season Six is subject to the mutual approval of the parties. As is customary in most production agreements with television networks, GSN retained the right to approve all material creative elements of the show.

GSN retains an exclusive right to broadcast episodes of English versions of Season Six for an unlimited number of times for the earlier of four years from initial airing or four years and nine months from delivery solely on the GSN network in the U.S., and a non-exclusive right to broadcast English versions of the show in Canada and in the island countries and territories of the Caribbean. In addition, GSN has the right to exploit Season Six for video-on-demand services in certain specified media, provided that revenue derived by GSN from video-on-demand services will be split equally between the parties. We retain the right to exploit non-English versions of Season Six anywhere in the world or English or non-English versions of Season Six in any medium other than the GSN television network and video-on-demand.

Telecast License Agreements with the Travel Channel

We licensed Seasons One through Five of the WPT television series to the Travel Channel. The license fee for Season Five of the WPT television series was $477,000 per episode. The Travel Channel has the exclusive right to exhibit the episodes produced in connection with each of these seasons in the U.S. for a period of four years, or three years in the case of Season One. Additionally, our license agreement provides for exhibition holdbacks for two years after the expiration of the license term.

Under our agreements with the Travel Channel, we received fixed license fees for each episode, paid at various times during our production and post-production process. The per-episode license fee increased by a fixed percentage in each year that the Travel Channel exercised its option for a new season. The Travel Channel also received rights to show an unlimited number of repeats on the Travel Channel or other Discovery Channel networks in the U.S. for four years for Seasons Two through Five episodes and for three years for Season One episodes. As is customary in most production agreements with television networks, the Travel Channel retained final edit rights over the programs that we produced.

Since the license fees we received from the Travel Channel either remained constant or increased at a prescribed rate for each new season of programming, our television ratings did not affect the license fees we received.

While we retained worldwide television rights to telecast the WPT and Professional Poker Tour television series episodes outside the U.S. and the right to pursue other business activities related to the WPT and Professional Poker Tour events and brand worldwide, the Travel Channel receives up to 15% (currently 12.5%) of our adjusted gross revenues from DVD and home video sales, merchandising and publishing activities and certain international television licenses. This participation rate declines by 2.5% per year.

FullTiltPoker.net Sponsorship

FSN did not pay a license fee for Season Seven of the WPT television series. We instead entered into a U.S. and Mexico sponsorship arrangement with Pocket Kings for FullTiltPoker.net to sponsor Season Seven. FullTiltPoker.net will pay us $3,250,000 for branded sponsorship integration in Season Seven and four commercial units per episode in the U.S. We agreed to use our best efforts to have each episode air on Sunday at 8:00 p.m. with a repeat airing later in the week. The term of this agreement is two years or sooner if each episode is run at least four times on FSN.

The Professional Poker Tour

We licensed Season One of the Professional Poker Tour® (“PPT”) to the Travel Channel. The PPT television series differed somewhat from the WPT television series in that only qualified players were permitted to play in PPT events. The PPT’s first season, which included 24 two-hour episodes, aired on the Travel Channel during 2006. The license agreement for Season One of the PPT television series was similar to our agreement with the Travel Channel for the WPT.

Our Television Series

Using our innovative sports-style production, we shoot our footage of the final table of each WPT event from as many as 19 different camera angles, incorporate graphics and distinctive lighting and add commentary from on-air poker personalities. Our productions also feature specially-designed poker tables conducive to televised poker play and include our WPT Cams, which are small cameras placed on the poker table in front of each player that reveal each competitor’s hidden cards, or “hole cards,” to the television audience at the same time the player looks at his or her hand. Using the footage we obtain at the final tables of our WPT events, we edit the footage into one-hour and two-hour episodes for each tournament for distribution and telecast on cable and/or broadcast television.

International Telecast Agreements

Since 2004, we have entered into agreements for international telecast of our WPT and PPT episodes covering over 150 territories. Each of these agreements grants the international licensee an exclusive license to exhibit certain WPT and PPT episodes in the applicable territory and distribution channel for a period of time ranging from four months to two years. In addition, certain agreements provide the licensee with either an option to license additional seasons of WPT programming on similar terms or a right of first refusal and last negotiation with respect to such programming.

Alfred Haber Agreements

We used Alfred Haber Distribution, Inc. through December 2006 to distribute Seasons One through Four of the WPT television series and Season One of the PPT television series in international markets. After recouping certain expenses, Alfred Haber received 25% of gross receipts from international licenses of WPT Seasons One through Three and 20% of gross receipts from WPT Season Four and PPT Season One.

In December 2006, we notified Alfred Haber that they would no longer be the exclusive international distributor for WPT and PPT television seasons. As a result, the Company utilizes its internal staff to distribute WPT and PPT episodes into the international marketplace. We used Alfred Haber in 2007 and 2008 on a non-exclusive case-by-case basis in certain territories and paid them 20% of gross receipts for licenses they arranged.

Party Gaming Sponsorship Agreement

In December 2006, we signed a multi-year agreement with iGlobalMedia Marketing (Gibraltar) Limited, a subsidiary of PartyGaming Plc (“Party Gaming”), owner of PartyPoker.com, pursuant to which they provide international television sponsorship of the WPT Seasons Four, Five and Six and PPT Season One. PartyPoker.com receives exclusive in-show branded integration and association with our brand.

Pursuant to the agreement, we provide Party Gaming with certain post-produced audio and graphic sponsorship integration and advertising rights in connection with the distribution and broadcasting of the WPT and PPT television series in certain primary and secondary international markets for an approximate three-year period in each territory. In exchange for those rights, Party Gaming agreed to pay us fixed fees for entering into broadcast sponsorship arrangements that meet particular requirements, including:

•        securing exclusive online gaming advertising rights in connection with the broadcasting of our shows;

•        incorporating audio and graphic integration of Party Poker at a certain minimum ratio; and ensuring that the shows are broadcast before midnight for a run of at least half of the episodes to be aired by each such broadcaster.

We retained the right to incorporate our own branding and other audio and graphic integration into the shows. We also can integrate additional sponsors within the shows provided those sponsors are not considered “title” sponsors of the shows and as long as the sponsor is not in the business of online gaming. In addition, Party Gaming agreed to use commercially reasonable efforts to assist us in obtaining international distribution of the shows. Party Gaming also agreed to negotiate advertising rates and obtain advertising inventory around each exhibition of episodes in each territory. We are entitled to purchase up to one-third of all available advertising inventory available to Party Gaming at the same rate Party Gaming receives. Party Gaming provides satellite tournaments for entry into WPT poker tournaments on Party Gaming’s online gaming site and generally promotes those satellites.

We are paid for aired shows that comply with the above requirements, a Qualified Deal, as follows:

(1)  For the WPT, $500,000 for each Qualified Deal up to five per season, in a primary country (as defined) and $125,000 for each Qualified Deal in a secondary or remaining primary country, per season, with maximum payments to us of $5 million for Season Four, $6 million for Season Five and $7 million for Season Six of the WPT.

(2)  For the PPT, $200,000 for each Qualified Deal up to five per season, in a primary country (as defined) for Season One of the PPT and $300,000 for each Qualified Deal, up to five per season for Seasons Two and Three of the PPT, and $100,000 for each qualified deal in a secondary or remaining primary country, with maximum payments to us of $3 million for Season One, $4 million for Season Two and $5 million for Season Three of the PPT.

Typically, we are paid 25% of the applicable sponsorship fee upon executing a qualified deal with a broadcaster, 25% upon the initial broadcast of an episode of a season, and 50% upon the initial broadcast of the tenth episode. For 2008 and 2007, we recognized $2,894,000 and $2,248,000 of revenues, respectively, from Party Gaming. No revenue was recognized in 2006.

Member Casino Affiliations

In establishing and building the WPT circuit of tournaments, we entered into written agreements with all of our member casinos. Under these agreements, the casino is responsible for conducting its annual poker tournament, and the member casino pays us a yearly hosting fee to have the tournament included as a tour stop on the WPT circuit. The agreements were originally for a term of five years and, although some member casinos have a bilateral option, most of the agreements provided us with a unilateral option to renew on the same terms for another five years. In September 2004, we exercised our right to renew most of these agreements for an additional five years. In each year after its first year of participation, the member casino may elect to withdraw its tournament from the World Poker Tour and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time (generally four to six months) prior to the date of the tournament. To date, twelve member casinos that hosted WPT tour stops no longer participate as hosts of WPT events. We replaced each of these venues with other tour stops and do not believe that the change in tour venues has had a significant impact on the quality of the tour or on our business. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament.

WPT Online

WPT Online includes the real money gaming website at WorldPokerTour.com in certain international markets and the non-gaming website at WorldPokerTour.com directed at the U.S. and other select markets, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT, which launched in January 2008.

WorldPokerTour.com – Online Gaming Website

From 2005 through November 2008, we operated the WPT-branded online gaming website at WorldPokerTour.com that featured an online poker room and an online casino with a broad selection of slots and table games. Although any Internet user could access WorldPokerTour.com via the World Wide Web, the website did not permit bets to be made from players in the U.S. and other restricted jurisdictions. WorldPokerTour.com showcased a WPT-branded poker room featuring ring games, as well as Sit and Go and multi-table tournaments for poker games including Texas Hold ‘Em, Omaha, 7 Card Stud, and 7 Card Hi-Lo. Additionally, the site featured online casino games with a selection of slots and table games, including multi-hand blackjack, European roulette and multiple interactive slots including their most popular – Millionaire’s Club®, Bejeweled®, and The HulkTM.

In 2005, we began operating our online gaming business through a license agreement with WagerWorks, Inc., under which we licensed our brand to WagerWorks and WagerWorks shared with us a percentage of net revenue it collected from the operation of the online poker room and online casino.

In 2006, we decided to commission the development of our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC, and hired approximately thirty employees in Israel to develop the software and support infrastructure. However, in April 2007, we entered into a three year software supply and support agreement with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). In June 2007, our relationship with WagerWorks, Inc. was terminated. As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software, we wrote off $2.3 million of property and equipment and related capitalized costs during the second quarter of 2007. In addition to the write off of assets, we curtailed our Israel operations and closed one of our two offices during the second quarter of 2007 and in the fourth quarter of 2007, we closed the remaining office in Israel.

CryptoLogic operated an online gaming site for us featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site. We were entitled to approximately 80% of net gaming revenues, as defined below, from the operation of the site. We were also a member in a centralized online gaming network with several other licensees of CryptoLogic pursuant to which players were able to play on our branded gaming site on the network.

In June 2007, CryptoLogic delivered the poker software to us and the online poker room became operational. In July 2007, CryptoLogic delivered ten casino games to us. In March 2008, we expanded our offering of casino games and agreed to a $750,000 annual minimum guarantee payable to CryptoLogic. We also had CryptoLogic develop two additional poker language rooms in Spanish and German for $100,000. We then agreed to extend the term of the license agreement with CryptoLogic to June 30, 2011.

As a result of these contract amendments, we were entitled to 100% of the first $37,500 of revenue per month, 79% of revenue in excess of $37,500 but less than $500,000 per month and 80% of the revenue in excess of $500,000 per month. CryptoLogic was entitled to earn minimum guaranteed revenue of $750,000 per year. The minimum guarantee exceeded our revenue share in 2008 and 2007.

In October 2008, we notified CryptoLogic of our intent to terminate our agreements with them. Effective November 20, 2008, we no longer operate the WPT-branded online gaming website on the CryptoLogic network. We paid CryptoLogic $350,000 in September 2008 for the option to terminate our agreements with them and we had no payment obligations to CryptoLogic after November 2008.

WorldPokerTour.com - Non-Gaming Website

The domestic website at WorldPokerTour.com includes poker tournament coverage and live updates, statistics, poker player information, an online merchandise store and ClubWPT, which launched in January 2008. ClubWPT is an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States and is currently offered in 38 states.  ClubWPT offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination black jack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month, which could include a $10,000 seat into a WPT televised main event. Other high-end prizes include flat screen HD televisions, shopping sprees, cruises and jewelry.  Non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

Other benefits offered by ClubWPT include a subscription to Bluff Magazine, the world’s most widely distributed poker magazine, as well as the Las Vegas Advisor and over 150 coupons from 64 Las Vegas properties covering room rate bargains, free meals, 2-for-1 show tickets and other benefits.

We use a third party service provider, Centaurus Games, LLC (previously Ultimate Blackjack Tour, LLC — “Centaurus”), to operate our subscription-based online service for ClubWPT.com, which includes supporting the software, technical operations and customer service. Centaurus earns a percentage of net revenues which is calculated as subscriber fees less chargebacks, prize pool, Club content, financial charges and compliance fees. Centaurus collects subscriptions from our customers, retains their profit participation and remits the net revenue to us.

Our marketing message to drive players online is consistent with our message across all aspects of the World Poker Tour. We target the “everyday man or woman” who wants to live the poker dream of becoming the next “WPT Poker Made Millionaire.” To support this campaign, we partnered with a well-known professional poker player and WPT Champion, Antonio Esfandiari, who joined us as the face of the WPT Poker-Made Millionaire. We entered into a three year agreement with Mr. Esfandiari where he is our spokesperson for both online gaming and ClubWPT.com and he represents us in tournaments and events around the world. We pay Mr. Esfandiari an annual retainer, tournament participation costs and tournament bonuses based on his performance.

Mobile Gaming Investment and Licensing Agreement

In July 2006, we entered into a licensing agreement with Cecure Gaming (“Cecure”), pursuant to which we granted Cecure a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming applications. Cecure designs and operates software and other products that enable it or its licensees to offer gaming services to customers via mobile devices. Pursuant to the agreement, Cecure offers real-money mobile games solely in jurisdictions where such gaming is not restricted. In consideration for the license, we are entitled to 50% of Cecure’s net revenues. In July 2006, we paid $2,923,000 to acquire a 10% ownership interest in Cecure (currently 8%).

We recorded a $1,923,000 impairment charge in the third quarter of 2008 related to this investment due to difficulties Cecure is having in obtaining working capital to finance their business development that resulted in a significant reduction in staffing. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge.

WPT Global Marketing

Brand Licensing

We use Brandgenuity LLC (“Brandgenuity”), a brand licensing company, to pursue a licensing program and negotiate licensing agreements aimed at capitalizing on poker and the WPT brand in the U.S. We have also engaged international brand licensing companies to explore foreign licensing opportunities. To date, we have licensed the World Poker Tour name and logo to over 30 licensees. The majority of our product licensing revenues are from a few select licensees including:

•   Hands-On Mobile—mobile games;

•   MDI—instant win lottery games;

•   US Playing Card—playing cards, poker chips and accessories; and

•   WPT Boot Camp—poker player education.

We entered into a brand license agreement with Lakes Entertainment, Inc. (“Lakes”), our majority stockholder through November 2008, pursuant to which Lakes utilizes the WPT name and logo in connection with a WPT No Limit Texas Hold ‘Em casino table game that Lakes has developed using certain intellectual property rights of Sklansky Games, LLC. Under the terms of the agreement, we are entitled to receive a specified minimum annual royalty payment or 10% of the gross revenue received by Lakes from its sale or lease of this casino game once initial manufacturing costs are recouped, whichever is greater. We have separate agreements with Mike Sexton and Vince Van Patten, our current on-air talent, and Shana Hiatt, our former host, pursuant to which each of them allows his or her video endorsements to be integrated into the table game. In exchange, each is entitled to 5% of the license fees we receive from table games that utilize his or her respective video endorsements (up to a total of 15% if video endorsements of all three are integrated).

Sponsorships

We grant entitlement sponsorship pursuant to which a company’s product may be identified as an “official” product of the WPT and “naming rights” that entitle one company to be the sole sponsor of an entire WPT season. We have had four sponsors to date:

•   Anheuser Busch - official beer of the WPT for Seasons Two through Five of the WPT television series;

•   Xyience – official energy drink of the WPT for Season Five of the WPT television series;

•        Blue Diamond Almonds – sponsored the WPT Season Five Championship and Seasons Six, Seven and Eight of the WPT series; and

•   Southwest Airlines - official airline of the WPT.

WPT Events

We have an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only, not for actual gaming. Some of the ways customers are able to incorporate the WPT into their events are for sales meetings, product launches, vendor programs, incentive programs and client parties.

WPT China

In August 2007, we entered into a Cooperation Agreement with the China Leisure Sports Administrative Center (the “CLSAC”), a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji”. We have the right to brand and exploit the WPT China National Traktor Poker Tour (“Traktor Poker Tour”) during the five year term of the Cooperation Agreement. Additionally, we are afforded certain commercial, marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media and rights to sell online and mobile subscriptions, which we expect to generate the largest long-term financial opportunities. Furthermore, the CLSAC agreed to organize no less than 15 Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the Traktor Poker Tour. In exchange, we pay a yearly fee to the CLSAC, which started at $505,000 for the first year and increases by ten percent annually for the remaining four years of the term (currently $555,500). We also have a unilateral option to extend the agreement for an additional five years, provided that the yearly fee, for the first year of the renewed term, will increase by 25% from the fifth year of the term.

In October 2007, we launched the inaugural season of the Traktor Poker Tour in Lanzhou, Gansu. After 15 regional tournaments, Season One culminated at the Grand Finals held in Nanjing, Jiangsu on June 22-25, 2008, where the first ever national championship team was crowned. Season Two of the Traktor Poker Tour began in Luoyang, Henan on October 11, 2008 and the Grand Finals are expected to be held in Beijing on June 12-14, 2009 after completion of the 15 regional tournaments.

Competition

In the market for televised poker tournaments, we compete with producers of several poker-related programs, including the “World Series of Poker,” an annual event hosted by Harrah’s Entertainment, Inc. that airs on ESPN, High Stakes Poker on GSN and Poker After Dark and the National Heads-Up Poker Championship on NBC. In 2005, Harrah’s created the World Series of Poker national circuit, taking place at several casinos operated by Harrah’s throughout the United States. All circuit championships events are currently taped for telecast on ESPN. These and other producers of poker-related programming are well established and many have significantly greater resources than we do. One of the ways that the WPT series differentiates our programming schedule from these competing shows is by our efforts to air the WPT series in prime time television during the same timeslot each week. We believe that this type of “appointment” television helps build a following among viewers. In addition to other poker-related programs, the WPT series also competes with televised sporting events, reality-based television programming and other televised programming that airs during the same timeslot.

Regulation

WPT tournaments are conducted by the host casinos and card rooms, and we believe we are not subject to government gaming regulation in connection with our affiliation with and telecasts of these events. We continue to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the gaming market.

Our subscription-based online club, ClubWPT.com, is operated in accordance with the principles of sweepstakes law. A free alternative means of entry is offered for participants who wish to play in the tournaments but do not wish to purchase the other membership benefits. The subscription fee for ClubWPT remains the same each month and players are not allowed to wager actual money online. One must be eighteen or older to participate.

Intellectual Property

The trademark “World Poker Tour” has been registered with the U.S. Patent and Trademark Office on the supplemental register in connection with entertainment services and electronic and scientific apparatus and on the principal register in connection with clothing, playing cards and poker chips, and house wares and glass. Other registered marks around the world include: “Battle of Champions” in the U.S.; “Card Design” in Argentina, Chile, Colombia, Mexico, Peru, Puerto Rico, and Venezuela; “Doyle Brunson North American Poker Championship” in the U.S.; “Hollywood Home Game” in the U.S.; “Ladies’ Night” in the U.S.; “Latin American Poker Tour” in Peru; “Poker Détente” in Europe; “Poker Walk of Fame” in the U.S.; “PPT” in the U.S. and Europe; “PPT & Design” in the U.S. and Canada; “Professional Poker Tour” in the U.S.; “Professional Poker Tour PPT & Design” in the U.S.; “World Poker Tour” in Argentina, Canada, Chile, Colombia, Europe, Peru and Puerto Rico; “World Poker Tour & Design” in the U.S., Canada and Europe; “WPT” in the U.S., Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru and Puerto Rico; “WPT Boot Camp” in the U.S.; “WPT Poker Corner” in the U.S., Canada and Europe; “WPT World Poker Tour & Design” in the U.S., Canada, Europe and Korea; “WPTonline.com” in the U.S. and Europe; and “WPTonline.net” in the U.S. and Europe. We also have U.S. federal trademark applications pending for the marks “WHRT” and “World Horse Racing Tour.” In addition, we have trademark applications pending for “World Poker Tour” and for “WPT” in eight additional countries, collectively. We also have trademark applications pending in China and Hong Kong. We have registered approximately 1,915 Internet domain names in 60 regions around the world. We also have proprietary rights to our portfolio of registered and unregistered copyrighted materials, which includes the episodes of the televised programming that we produce, subject to licenses related to these episodes provided under our agreements with FSN, the Travel Channel and GSN and our international telecast license agreements, as well as the WPT Academy database and online videos.

We filed four U.S. and international patent applications. The four patent applications relate to (1) a specially designed game table that uses integral lighting; (2) a method for exhibiting a card game in a video format; (3) a three-card poker game; and (4) a tournament-style pari-mutuel wagering system. In June 2007, a divisional application of the game table patent was issued in the U.S. (Patent No. 7,234,702); and an application containing ancillary claims related to the method of exhibiting a card game patent was issued in the United Kingdom, Germany, France, Italy, Spain and Sweden (Patent No. 1596952). Certain U.S. applications are still pending for all four patent applications and a European application is still pending for the game table application. We believe that our special poker table is conducive to television recording in a way that is superior to other poker tables. We further believe that our method for exhibiting video and graphics on a television screen provides viewers with an individualized perspective of each player’s cards. Together, these technologies are designed to heighten the on-screen drama of tournament poker play.

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

It is our policy to require each of our employees, consultants, crew members, and other persons rendering services in connection with our television programs and other business divisions to execute an agreement which contains both a confidentiality provision pursuant to which each such person agrees not to disclose confidential and proprietary information, and “work made for hire” provision pursuant to which each such person agrees that any intellectual property developed in connection with our projects by such person during the course of his or her employment or engagement is created on a “work made for hire” basis and is owned by us.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available without charge on our website, www.worldpokertour.com, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Employees

As of December 28, 2008, we had 61 full-time employees. We utilize a number of production and marketing personnel on a temporary basis to assist in the production of the WPT and PPT television series. We also have talent agreements with Mike Sexton and Vince Van Patten, our current on-air talents for the WPT.

Our post production group is currently operating under a collective bargaining agreement with the International Alliance of Theatrical Stage Employees (IATSE). We consider our relationships with our employees to be satisfactory.

Item 1A. Risk Factors

In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company:

Risks Related to Our Business

GSN did not exercise its right to broadcast future seasons of the WPT and our new broadcast agreement with FSN does not provide for any broadcast fees to be paid to us, which could materially and adversely affect our results of operations.

License fees received from U.S. broadcasters have been our most significant source of revenue. Although we entered into a distribution agreement with FSN in September 2008 to broadcast Season Seven of the WPT television series, the FSN agreement does not provide for any license fees to be paid to us for the broadcast rights. We will generate fees from sponsors by integrating sponsor logos and other advertising materials into our programs and around the broadcast of the shows. In November 2008, we entered into a sponsorship agreement with Poker Kings for FullTiltPoker.net to sponsor Season Seven of the WPT television series in the U.S. and Mexico. There is no assurance that we will be able to find sufficient sponsors for Season Seven of the WPT television series that will pay us amounts aggregating the fees paid by GSN and international television sponsors and licensees for Season Six of the WPT television series. In January 2009, we entered into a distribution agreement with FSN to broadcast Season Eight of the WPT television series. We do not yet have any sponsors for Season Eight. We may be required to pay the cost to produce Season Eight shows for FSN and depending on the amount of sponsor revenues we are able to generate, the lack of license fees in our FSN agreements could have a material adverse effect on our financial condition, results of operations and cash flows.

Our broadcasting agreement with FSN is a new business arrangement, and there is no assurance FSN will be a viable business partner or that they will exercise rights to broadcast future seasons of the WPT, which would materially and adversely affect our results of operations.

In September 2008, we entered into an agreement with FSN to broadcast Season Seven of the WPT television series. In January 2009, FSN agreed to broadcast Season Eight of the WPT television series. If FSN elects to discontinue airing the WPT and we cannot replace our FSN agreement with an agreement with a comparable U.S. broadcaster, it may be difficult for us to obtain sponsorship funds, it will be detrimental to the viability of the WPT brand and, consequently, would have a material adverse effect on our financial condition, results of operations and cash flows.

Our ClubWPT.com business is currently heavily dependent upon television as a primary source for the generation of new subscribers, which if not achieved could materially and adversely affect our results of operations.

We spent $927,000 in the fourth quarter of 2008 to produce the ClubWPT.com television show to build awareness and drive traffic to our online subscription website ClubWPT. We will spend approximately $300,000 in the first quarter of 2009 to produce the ClubWPT.com television show. We were disappointed with the rate at which we converted ClubWPT.com television viewers to paying subscription customers at ClubWPT in the fourth quarter of 2008. In the event that we are not able to improve the rate of conversion from television viewer to paying subscription customer, we could incur significant losses in this business in the first quarter of 2009. We may also need to identify a more cost efficient marketing tool to generate new subscribers for ClubWPT.

Our reliance on Centaurus Games, LLC as a third party systems provider is subject to system security risks and business viability risks that could disrupt services provided to ClubWPT.com customers, and any such disruption could reduce our revenue, increase our expenses and harm our reputation.

Experienced computer programmers and hackers may be able to penetrate Centaurus’ network security and misappropriate confidential information, create system disruptions or cause shutdowns. In addition, computer programmers and hackers may be able to develop and deploy viruses, worms and other malicious software programs that attack their products or otherwise exploit security vulnerabilities in their products. As a result, we could lose existing or potential customers. We are also Centaurus’ primary source of revenue. If we or other Centaurus customers do not provide sufficient business to them, they will face significant financial pressures. In the fourth quarter of 2008, Centaurus experienced a cash flow shortfall and we agreed to defer the payment of certain amounts owed by Centaurus to us. It is possible that the deferral of the payment of amounts owed by Centaurus to us will continue into the first quarter of 2009. If Centaurus is not able to raise additional funding to finance their business, or if we or other Centaurus customers are not able to generate sufficient business for Centaurus, then Centaurus may not be able to continue to be a viable vendor for us. Our efforts to address these risks could result in interruptions, delays, cessation of service and loss of existing or potential customers that may reduce our revenues, increase our expenses and harm our reputation.

Rules and regulations governing sweepstakes, promotions and giveaways vary by state and country and our compliance with these rules and regulations could restrict or eliminate our ability to generate revenues at ClubWPT.com which could materially and adversely impact the viability of this business.

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

Our future revenues, expenses and financial condition could be impacted by a variety of factors relating to our WPT China business, including:

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

We recently formed a corporation to do business in China. Prior to this formation, we developed our WPT China operations using third party vendors and consultants in China. We expect to continue to rely heavily on third party vendors and consultants for critical parts of our business in China. Actions by these vendors or consultants may limit or prohibit the continued development of this business or may limit or prohibit our ability to continue to do business in China.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

As of December 28, 2008, we had $3.9 million of principal invested in auction rate securities (“ARS”). The types of ARS investments that we own are backed by student loans, are guaranteed under the Federal Family Education Loan Program and are AAA or Aaa rated. The estimated fair value of our ARS holdings at December 28, 2008 was $3.3 million, which reflects a $0.6 million impairment loss.

The broker that holds our ARS entered into an agreement with the New York Attorney General and various state and federal regulators to either repurchase ARS or to use their best efforts to provide liquidity and other relief for holders of ARS. We entered into an agreement with our broker that requires our broker to buy our ARS at par value during the period June 30, 2010 to July 2, 2012. We have given the broker the right to sell our ARS before that period if they are able to find a buyer that is willing to pay par value for our ARS. The broker has provided a line of credit to us, secured by the ARS held by that broker, equal to 75% of the fair value of the ARS. We borrowed $2,661,000 under that line of credit agreement in February 2009.

Our broker’s obligation to repurchase our ARS is not secured by its assets and does not require the broker to obtain any financing to support its performance obligations. The broker has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations and the obligations are not guaranteed by any other party.

If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may need to further impair the value of our ARS investment portfolio, which could negatively affect our financial condition, results of operations and cash flows.

We received a Nasdaq staff determination letter on August 14, 2008, notifying us that we were not in compliance with the minimum stock listing price requirements of Nasdaq Marketplace Rule 4450(a)(5) and if we are delisted from Nasdaq, the price of our common stock could drop.

Under Nasdaq Marketplace rules, if the closing bid price of our common stock is below $1.00 for 30 consecutive business days, we could be delisted from the Nasdaq Global Market. Nasdaq Marketplace rules provide the Company with 180 calendar days to regain compliance, which will require the bid price of the Company’s common stock to remain above $1.00 for a minimum of 10 consecutive business days. If we do not regain compliance with this rule, Nasdaq Staff will provide written notification that our securities will be delisted. On October 16, 2008, Nasdaq announced the suspension of the enforcement of rules requiring a minimum $1.00 closing bid price. This term of the suspension was extended by Nasdaq on December 19, 2008 and the suspension will remain in effect through April 20, 2009. We have until August 17, 2009 to become in compliance with Nasdaq Marketplace Rule 4450(a)(5).

Our success depends on our brand and any future brands we may develop, and if the value of our brands were to diminish, our business would be adversely affected.

Our success depends on our WPT brand, which consists of a portfolio of trademarks, service marks and copyrighted materials. Our portfolio includes, but is not limited to, existing and future episodes of the televised programming produced in connection with our existing and future brands and certain elements of these episodes, trade names and other intellectual property rights. In connection with our branding and licensing operations, we entered into agreements with Brandgenuity and other licensing agents in international territories to seek licensing opportunities for the WPT brand. While specific contractual provisions require that the licensees brought to us by Brandgenuity maintain the quality of our brand, we cannot be certain that our licensees or their manufacturers and distributors will honor their contractual obligations or that they will not take other actions that will diminish the value of our brand prior to our ability to detect and prevent any such actions.

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

Early termination of our agreements with member casinos or violation by member casinos of the restrictive covenants contained in these agreements could negatively affect the size of telecast audiences and lead to declines in the performance of our other lines of business.

We entered into written agreements with all of the “member casinos” that host WPT tournament stops. The WPT agreements were originally for a term of five years and, although some member casinos have a bilateral option, most of the agreements provided us with a unilateral option to renew on the same terms for another five years. In September 2004, we exercised our right to renew most of these agreements. However, in each year after its first year of participation, the member casino may elect to withdraw its tournament from the WPT lineup and terminate the agreement by giving us notice by a specified date or, if earlier, a specified length of time before the date of the tournament, which is generally four to six months. While the agreement is in effect and for varying periods of time thereafter, the member casino is prohibited from televising the tournament itself, permitting any third party to televise the tournament or licensing its name, trademarks or likeness to any other party in conjunction with the telecast of a poker tournament. If a significant number of these casinos were to terminate the agreements and/or allow a competing company to telecast their tournaments in violation of these restrictions or after their expiration for the restricted time period, this could result in a decline in our future telecast audiences, which in turn would lead to declines in the performance and success of our other lines of business. To date, twelve member casinos that hosted WPT tour stops no longer participate as hosts of WPT events. We replaced each of these venues with other tour stops and do not believe that the change in tour venues has had a significant impact on the quality of the tour or on our business.

Termination or impairment of our relationships with key licensing and strategic partners could adversely affect our revenues and results of operations.

We have developed relationships with key strategic partners in many areas of our business, including poker tournament event sponsorship, merchandise licensing, corporate sponsorship and international distribution. We hope to derive significant income from our licensing arrangements and our agreements with our strategic partners are vital to finding these licensing arrangements. If we were to fail to manage our existing licensing relationships, this failure could have a material adverse effect on our financial condition and results of operations. We would also be materially adversely affected if we were to lose our rights under any of our other key contracts or if the counterparty to any of these contracts were to breach its obligations to us. We rely on a limited number of contracts under which third parties provide us with services vital to our business.

These agreements include:

•       our agreement with Party Gaming, pursuant to which Party Gaming agreed to pay us fees for sponsoring international broadcasts of our programming in international territories, subject to certain requirements regarding the type and amount of advertising and branding we are able to provide them;

•       our agreement with Brandgenuity, pursuant to which it negotiates third party consumer product licensing agreements;

•       our agreement with the CLSAC, pursuant to which the CLSAC works with us to develop and market the Traktor Poker Tour; and

•       our agreement with Centaurus, pursuant to which they operate and manage our online subscription website, ClubWPT.com.

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

The loss of the services of Steven Lipscomb or other key employees or on-air talent or our failure to attract key individuals could adversely affect our business.

We are highly dependent on the services of Steven Lipscomb, who is the creator and Executive Producer of the WPT and PPT television series and currently serves as our President and Chief Executive Officer. We do not currently have an employment contract with Mr. Lipscomb and he may elect to decrease the level of his involvement with us or terminate his employment with us altogether.

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

Members of our Board of Directors own a large number of the outstanding shares of our common stock and are able to significantly influence our management and operations.

Three members of our Board of Directors own 6,714,492 shares of our common stock, representing approximately 33% of our voting power as of December 28, 2008. As a result, these three individuals have a significant impact on the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated ownership could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Our Board of Directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

Our authorized capital includes 20 million shares of undesignated preferred stock. Our Board of Directors has the power to issue any or all of the shares of preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval, subject to certain limitations on this power under Nasdaq listing requirements. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our Company that are not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Our quarterly results may fluctuate, causing fluctuation of our stock price that may negatively affect the value of our common stock.

Under our sponsorship agreements for the WPT and PPT, revenues are recognized as each episode is aired. Therefore, our quarterly revenue can fluctuate significantly depending on the number of episodes aired in any one quarter. In addition, the sales of consumer products that utilize our licensed intellectual property vary greatly, due to holiday seasons, school schedules and other outside factors. As a result, our financial results can be expected to fluctuate significantly from quarter to quarter, leading to volatility and a possible adverse effect on the market price of our common stock.

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

Television revenues and income may be affected by a number of factors, many of which are not within our control. These factors include a general decline in television viewers, pricing pressure in the television advertising industry, strength of the stations on which our programming is telecast, general economic conditions, increases in production costs and availability of other forms of entertainment and leisure time activities. All of these factors, as well as others, may quickly change and these changes cannot be predicted with certainty. Our future licensing opportunities may also be adversely affected by these changes. Accordingly, if any of these changes were to occur, the revenues we generate from television programming could decline.

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

The continued popularity of our type of poker entertainment is vital in maintaining the ability to leverage our brand and develop products or services that appeal to our target audiences, which, in turn, is important to our long-term results of operations. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public opinion could have a material adverse effect on our business, operating results and financial condition and, ultimately, the price of our common stock.

The political or social climate regarding gaming and poker could negatively impact our ability to negotiate future telecast license arrangements and could negatively impact our chances of renewal.

Although the popularity of poker, in particular, and gaming, in general, has continued to grow in the U.S. and abroad, gaming has historically experienced backlash from various constituencies and communities. Currently, the legal operational status of Internet-based casinos and card rooms remains unclear in some countries. The U.S. government has taken steps to curb activities that it believes constitutes unlawful online gaming, through legislation such as the Unlawful Internet Gambling Enforcement Act of 2006 and through recent arrests of off-shore online gaming operators traveling in the U.S.

Based on the uncertain regulatory environment surrounding the marketing and promotion of Internet-based casinos and card rooms to viewers in the U.S., FSN, the Travel Channel and GSN, which have final edit rights to the shows that they telecast, have indicated that they will not display the “dot com” names or logos of Internet-based casinos and card rooms in their telecasts, although they have expressed a willingness to display names and logos from strictly play-for-free “dot net” websites and from our member casinos. However, if FSN, the Travel Channel and GSN elect not to allow the display of “dot net” logos on the WPT, we may not be able to attract other Internet-based casino sponsors or retain existing online card rooms sponsoring our tour. Additionally, increased regulatory scrutiny on Internet gambling sites may eliminate these sites as sources of advertising revenue for television networks that exhibit poker-related programming, thereby potentially impacting the value of such programming to these networks.

The television entertainment market in which we operate is highly competitive and competitors with greater financial resources or marketplace presence may enter our markets to our detriment.

We compete with other poker-related television programming, including ESPN’s coverage of the “World Series of Poker” and its “World Series of Poker” Circuit Events, NBC’s exhibition of the National Heads-Up Poker Championship and Poker After Dark television shows and GSN’s exhibition of the High Stakes Poker, among others. These and other producers of poker-related programming may be well established and may have significantly greater resources than we do. Based on the popularity of these poker-related televised programs, we believe that additional competing televised poker programs may currently be in development or may be developed in the future. Our programming also competes for telecast audiences and advertising revenue with telecasts of mainstream professional and amateur sports, as well as other entertainment and leisure activities. These competing programs and activities, and the brands that they build may decrease the popularity of the WPT or PPT television series and dilute the WPT brand. This would adversely affect our operating results and financial condition and, ultimately, the price of our common stock.

Item 1B.                 Unresolved Staff Comments

Not applicable.

Item 2.                          Properties

We lease approximately 26,000 square feet of office space, located in Los Angeles, California, under two separate leases. The first lease commenced in March 2005 with a term of 75 months and an annual base rent of approximately $480,000. In July 2006, we leased additional office space with a term of 60 months and an annual base rent of approximately $369,000. We are currently attempting to sublease the smaller of these two office spaces.

We also lease 550 square feet of office space in Beijing, China for 26,572 China Yuan Renminibi (U.S.$3,800) per month. The lease term is two years ending in July 2009.

Item 3.                          Legal Proceedings

See Note 11. Commitments and Contingencies for information about legal proceedings.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter 2008.

Executive Officers of the Company

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of stockholders, and at other Board of Directors meetings, as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list.

At December 28, 2008, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Lyle Berman	67	Chairman of the Board and Executive Chairman (1)	2002
Steven Lipscomb	47	Founder, Chief Executive Officer and President (2)	2002
Thomas Flahie	52	Interim Chief Financial Officer (3)	2008
Rohin Malhotra	35	Managing Director (4)	2007
Robyn Moder	34	Executive Vice President (5)	2003
Adam Pliska	36	General Counsel and Secretary (6)	2003

(1)          Chairman of the Board since our inception in March 2002 and Executive Chairman since April 1, 2005. Mr. Berman served as our Chief Executive Officer from February 25, 2004 until April 1, 2005. Since January 1999, Mr. Berman has served as the Chairman of the Board and Chief Executive Officer of Lakes, a publicly-held company that develops and manages Indian-owned casinos.

(2)          Chief Executive Officer since April 1, 2005 and our President and Founder since our inception in March 2002. Mr. Lipscomb previously served as Chief Executive Officer of our predecessor company, World Poker Tour, LLC, from March 2002 until February 24, 2004.

(3)          Interim Chief Financial Officer since October 2008. From December 2004, an independent consultant for accounting and auditing matters, and from August 2003 to December 2004 the Chief Financial Officer for Intermix Media, Inc.

(4)          Managing Director since July 2008 and Managing Director, Sales and Marketing (International) from October 2007 to July 2008. Mr. Malhotra worked for Fox Sports Enterprises as Managing Director of Boofel Productions from 2006 to October 2007 and as Party Gaming’s Global Head of Programming/Marketing, as MTV Networks’ Asia-Pacific Senior Director and as Optimedia/Publicis Media’s Director of Research and Strategy prior to joining Fox Sports Enterprises. Mr. Malhotra worked for Fox Kids Europe from 2000 to 2004 and the Leo Burnett, Zenith Media and Carat media agencies prior to joining Fox Kids Europe.

(5)          Executive Vice President in charge of WPT Studios from March 2003 to December 26, 2008. From our inception in March 2002 until March 2003, Ms. Moder served as Supervising Producer of the WPT television series. Prior to joining us, Ms. Moder served in a freelance capacity for several studios, including CBS from 2001-2002, Paramount Studios during 2001 and Fox and Warner Brothers during 2000. Ms. Moder resigned from the Company on December 26, 2008. We entered into a short term non-exclusive consulting agreement with Ms. Moder to assist in the completion of Season VII of the WPT.

(6)          General Counsel and Secretary since 2003. Previously served as the Vice President of Legal and Business Affairs for a multi-media company headed by Alvin Toffler and as an attorney at the law firm of Sonnenschein, Nath & Rosenthal in Los Angeles.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the Nasdaq Global Market under the symbol WPTE.

The high and low sales prices per share of the Company’s common stock for each quarterly period within the two most recent fiscal years are indicated below, as reported on the Nasdaq Global Market:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
Year Ended	December 28, 2008
	High	$1.88	$1.57	$1.04	$0.67
	Low	1.33	0.98	0.66	0.27
Year Ended	December 30, 2007
	High	5.50	5.37	4.25	3.25
	Low	3.63	3.95	2.88	1.63

On March 2, 2009, the last reported sale price for our common stock was $0.45 per share. On March 2, 2009, the Company had approximately 1,800 stockholders of record.

The Company has never paid a cash dividend, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend on such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by the Company’s Board of Directors.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Russell Microcap Index for the five fiscal years ended December 28, 2008. The graph assumes that $100 was invested on August 10, 2004 (the day our company went public) in each of our common stock, the Nasdaq Composite Index and Russell Microcap Index, and that all dividends were reinvested. The Nasdaq Stock Market and Russell Investments furnished the data.

Item 6.                          Selected Financial Data

The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation both of which are included elsewhere in this Form 10-K. The statements of net earnings (loss) data for 2005 and 2004 and the balance sheet data for 2006, 2005 and 2004 are not covered by the report of the independent registered public accounting firm (in thousands, except per share data).

Statements of Net Earnings (Loss)

	2008	2007	2006	2005	2004
Revenues	$15,481	$21,712	$29,261	$18,063	$17,557
Gross profit	8,231	13,488	18,945	8,076	7,313
Selling, general and administrative expense	(21,730)	(22,700)	(18,630)	(14,087)	(6,632)
Asset impairment and abandonment charges (1)	(1,923)	(2,270)	—	—	—
Earnings (loss) from operations	(15,422)	(11,482)	315	(6,011)	681
Gain on sale of investment (2)	—	—	10,216	—	—
Net earnings (loss)	(14,449)	(9,633)	7,769	(5,003)	752
Net income (loss) per share—basic	(0.70)	(0.47)	0.38	(0.26)	0.05
Net income (loss) per share—diluted	(0.70)	(0.47)	0.38	(0.26)	0.04

 (1)  This is the 2008 impairment of the Company’s investment in Cecure Gaming and the 2007 write off of online gaming assets.

 (2)  This is the 2006 sale of the Company’s investment in PokerTek, Inc.

Balance Sheet Data

	2008	2007	2006	2005	2004
Current assets	$19,036	$32,609	$37,471	$33,793	$35,959
Total assets	25,881	41,697	51,340	46,260	37,113
Current liabilities	3,818	5,902	8,089	7,887	4,926
Stockholders’ equity	22,063	35,795	43,251	38,373	31,569

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 28, 2008.

2008 Compared to 2007

WPT Studios.  Television revenues decreased $4,304,000 to $9,839,000 in 2008, from $14,143,000 in 2007. Domestic television licensing revenues decreased $4,232,000 in 2008 compared to 2007. The decrease was a result of the lower license fee received per episode for Season Six compared to Season Five of the WPT television series. The license fee per episode for Season Six was $300,000 compared to $477,000 for Season Five. In addition, in 2008 we delivered 18 episodes of Season Six compared to 17 episodes of Season Five and five episodes of Season Six of the WPT television series in 2007 (22 total episodes). International television licensing revenues decreased $718,000 in 2008 compared to 2007 as a result of fewer international territories accepting license arrangements and the substitution of sponsorship arrangements for license arrangements in many territories. International television sponsorship revenues increased $646,000 in 2008 compared to 2007 as we had greater distribution of Seasons Four, Five and Six of the WPT television series and PPT Season One in territories covered by the Party Gaming sponsorship contract.

Television cost of revenues decreased $794,000 because we delivered fewer episodes in 2008 compared to 2007. Television gross profit margins were 45% in 2008 compared to 55% in 2007. The decline in gross profit margins reflected the delivery of 18 episodes of WPT series in 2007 at the lower per episode license fee without a comparable reduction in production costs.

WPT Online.  Online revenues increased $309,000 to $1,653,000 in 2008, from $1,344,000 in 2007. On-line gaming revenues declined $105,000 between years, despite a significant increase in marketing costs in 2008. On November 20, 2008, we terminated the WPT-branded online gaming website on the CryptoLogic network. Online gaming cost of revenues decreased $135,000 in 2008 compared to 2007 due to lower revenues.

Non-gaming revenues increased $414,000 between years due to the addition of subscription revenues for ClubWPT in 2008, partially offset by a decline in online store sales. The ClubWPT.com website debuted in early 2008 and generated $448,000 in revenues and $243,000 in cost of revenues. Online store sales decreased $65,000 between periods. Online store gross profit margins were 12% in 2008 and 39% in 2007.

WPT Global Marketing.  Global marketing revenues decreased $2,214,000 to $2,979,000 in 2008, from $5,193,000 in 2007. Product licensing revenues decreased $1,136,000 to $2,483,000 in 2008, from $3,619,000 in 2007. The decrease was primarily due to lower royalties from two licensees. Event hosting revenue decreased $78,000 to $160,000 in 2008.  Corporate event budgets were adversely affected by the general economic conditions. Sponsorship revenues decreased $1,000,000 to $336,000 in 2008.  The decrease in revenues was primarily from the non-renewal of one sponsor for Season Six of the WPT television series.

Product licensing cost of revenues decreased $154,000 as commissioned revenues decreased in 2008 and gross profit margins increased to 92% in 2008 from 90% in 2007. Event hosting cost of revenue decreased $86,000 in 2008 as gross profit margins increased to 43% in 2008 from 25% in 2007.  The increased margins are in part due to a reduced cost structure with a third-party vendor.

Selling, General and Administrative Expense.  Selling, general and administrative expense decreased $970,000 to $21,730,000 in 2008, from $22,700,000 in 2007. Selling, general and administrative expense consists of operational costs to manage websites and software, sales and marketing expenses and general administrative expenses.

Operational expenses decreased $118,000 in 2008. Costs associated with our domestic website increased $317,000 and costs associated with our WPT-branded online gaming website decreased $467,000 in 2008. Costs associated with our WPT China website also increased in 2008.

Sales and marketing expenses increased $2,219,000 in 2008. In the first half of 2008, we heavily marketed our WPT-branded online gaming website and costs for marketing the website increased $797,000 in 2008. We also introduced a new television series for our ClubWPT.com business in the fourth quarter of 2008 and production costs for this series were $927,000. The WPT China National Traktor Poker Tour was also introduced during the fourth quarter of 2007 and marketing costs for this tour increased $274,000 in 2008.

General administrative expenses decreased $3,071,000 in 2008. The decrease was primarily due to personnel reductions in 2008 and the termination of employees in Israel at the end of 2007. These actions resulted in $2,872,000 in lower payroll and related costs in 2008. Legal expense also decreased by $729,000 in 2008 as litigation was settled in the second quarter of 2008. Offsetting these cost reductions in 2008 was a $456,000 provision to sublease office space and a $350,000 provision to terminate our agreements with CryptoLogic.

Asset Impairment Charge.  We recorded a $1,923,000 impairment charge in the third quarter of 2008 related to our investment in Cecure Gaming due to difficulties Cecure is having in obtaining working capital to finance their business development that resulted in a significant reduction in staffing. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge.

During the second quarter of 2007, we wrote-off $2,270,000 in online gaming assets as a result of termination of development of the stand-alone online gaming platform we were developing based on CyberArts software.

Other Income.  Interest income decreased by $817,000 in 2008 compared to 2007, primarily due to lower interest rates and lower balances of investments in cash equivalents and debt securities. We recorded a $605,000 increase in interest income in 2008 for the value of the rights that our broker gave us to compel them to repurchase our ARS and we recorded a $605,000 ARS impairment charge in interest income in 2008 now that we are relying on the broker to repurchase our ARS.

Income Taxes.  The income tax provision (benefit) was $0 in 2008 and ($70,000) in 2007, and the effective tax rate was 0.0% in 2008 and (0.7%) in 2007. There is no income tax provision in 2008 and 2007 due to the loss in each year. As of December 28, 2008, we had $15.5 million of federal net operating loss carryforwards and $15.8 million of state net operating loss carryforwards. We reviewed the tax positions taken in income tax returns that are subject to audit and we are not aware of any significant uncertain tax positions in those income tax returns.

2007 Compared to 2006

WPT Studios.  Television revenues decreased $5,706,000 to $14,143,000 in 2007, from $19,849,000 in 2006. Domestic television licensing revenues decreased $7,239,000 in 2007 compared to 2006. The decrease was primarily a result of the delivery of 17 episodes of Season Five and five episodes of Season Six of the WPT television series in 2007 (22 total episodes) versus 16 episodes of Season Four and five episodes of Season Five of the WPT and 24 episodes of the PPT television series in 2006 (45 total episodes). International television licensing revenues decreased $715,000 in 2007 compared to 2006 as a result of lower television licensing fees per territory, which was primarily due to our online gaming competitors producing lower cost programming. International television sponsorship revenues were $2,248,000 in 2007 and did not exist in 2006. Event hosting fees were comparable between years decreasing by $91,000.

Television cost of revenues decreased $1,146,000 as we delivered fewer episodes in 2007 compared to 2006. Television gross profit margins were 55% in 2007 compared to 62% in 2006. The decline in gross profit margins was due to the delivery of twenty-four episodes of our PPT series in 2006 for which the production costs had been expensed in an earlier period and higher post production integration costs for international sponsorship in 2007.

WPT Online.  Online revenues decreased $2,104,000 to $1,344,000 in 2007, from $3,448,000 in 2006. $2,000,000 of the decrease was due to lower levels of online gaming player activity, as well as us ceasing operations on the WagerWorks network while transitioning our online gaming operations to CryptoLogic. Online store sales decreased $104,000 between periods.

Online gaming cost of revenues decreased $899,000 in 2007 compared to 2006 due to lower revenues. Online store sales gross profit margins were 39% in 2007 and 41% in 2006.

WPT Global Marketing.  Global marketing revenues increased $340,000 to $5,193,000 in 2007, from $4,853,000 in 2006. Product licensing revenues increased $304,000 in 2007 compared to 2006 primarily due to higher revenues from one licensee.  Sponsorship revenues were about the same between periods.

Product licensing cost of revenues decreased $60,000 as non-commissioned revenues increased year over year and gross profit margins increased to 90% in 2007 from 88% in 2006. Sponsorship cost of revenue increased $100,000 as gross profit margins increased to 94% in 2007 from 92% in 2006.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased $4,070,000 to $22,700,000 in 2007, from $18,630,000 in 2006. The increase was partially due to our efforts to develop our online gaming business including costs to develop infrastructure prior to entering into an agreement with CryptoLogic and headcount costs associated with our Israel operations. Increases in costs were also associated with the development of the WPT China National Traktor Poker Tour, which included sponsorship costs paid to the CLSAC. Infrastructure and development costs associated with our non-gaming website at WorldPokerTour.com and ClubWPT.com also contributed to the increase in costs.

Asset Abandonment Charge.  During the second quarter of 2007, we wrote-off $2,270,000 in online gaming assets as a result of termination of development of the stand-alone online gaming platform we were developing based on CyberArts software.

Other Income.  We recorded a $10,216,000 gain on sale of PokerTek, Inc. common stock in 2006. Interest income increased by $149,000 in 2007 compared to 2006, primarily due to higher interest rates and balances of investments in cash equivalents and debt securities.

Income Taxes.  The income tax provision (benefit) was ($70,000) in 2007 and $4,392,000 in 2006, and the effective tax rate was (0.7%) in 2007 and 36.1% in 2006. There is no income tax provision in 2007 due to the loss for the year. The 2006 income tax provision was at statutory income tax rates with a minor adjustment to the deferred tax asset valuation reserve.

Outlook

For 2009 we expect:

•                FSN to air 26 all-new episodes of Season Seven of the WPT television series: twelve episodes will air in the first and second quarters and two will air in the third quarter.

•                To recognize foreign sponsorship revenues for Season Seven of the WPT television series in the fourth quarter.  Foreign sponsorship revenues for the PPT television series and Seasons Four through Six of the WPT television series will also be recognized in 2009.

•                To search for a strategic partner to invest in the WPT China business. The cash needs to support the growth of this business are greater than the Company is willing to expend. The level of 2009 business activity by the WPT China business is dependent on the outcome of that search.

•                To air Season One of the WPT China National Traktor Poker Tour on China television and continue to develop sponsorship and game revenue from China-related activities.

•                To complete the production of Season Two of the WPT China National Traktor Poker Tour in June 2009.

Regarding production costs and operating expenses, the Company expects:

•                To incur production costs relating to Season Seven of the WPT television series while seeking foreign sponsorship revenues.

•                Higher sales and marketing costs in the first quarter of 2009 associated with producing three episodes of the ClubWPT.com television show.

•                To incur restructuring costs in the first quarter to reduce overhead.

Liquidity and Capital Resources

During 2008, cash and cash equivalents and investments in debt securities decreased by $13.4 million to a combined balance of $17.7 million. Cash was used to support operating activities and to purchase property and equipment. Our principal cash requirements consist of payroll and benefits, office leases, television production, professional and consulting fees, business insurance and sales and marketing costs.

We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of the WPT television series, ClubWPT, WPT global marketing and WPT China, and for general corporate purposes. We anticipate our overall selling, general and administrative expenses will decrease in future periods. Specifically, we anticipate eliminating sales and marketing expenditures related to our online gaming site, in addition to reductions in certain general and administrative costs as we continue to implement cost-cutting measures company-wide. However, we anticipate increasing expenditures relating to driving significantly more traffic to ClubWPT.com and we expect to continue to invest in our China efforts by developing and marketing online and mobile games supporting the WPT China National Traktor Poker Tour. We are actively searching for a strategic partner to help us grow our WPT China business.

As of December 28, 2008, we had approximately $3.3 million invested in ARS net of a $0.6 million impairment charge. Historically, ARS have been liquid with interest rates resetting every 7 to 35 days by an auction process. However, beginning in February 2008, auctions for ARS held by us failed as a result of liquidity issues experienced in the global credit and capital markets. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will continue to be limited until there is a successful auction or until such time as other markets for ARS develop.

We entered into an agreement with the broker that holds our ARS that requires the broker to buy the ARS from us at par during the period June 30, 2010 to July 2, 2012. We are required to sell the ARS to the broker prior to that period if they decide to buy the ARS at par value for any reason. The broker provided us with a line of credit, secured by ARS held by that broker, equal to 75% of the fair value of the ARS held by that broker. We borrowed $2,661,000 under that line of credit agreement in February 2009.

We expect that cash, cash equivalents, investments in debt securities and borrowings on the credit line secured by our ARS portfolio will be sufficient to fund our working capital and capital expenditure requirements for 2009 even considering the current liquidity issues with the ARS. General economic and capital market conditions are rapidly changing, are unpredictable and the impact on our business is not within our control. If we need to raise working capital, we may need to seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions, the availability of which is highly uncertain.

Contractual Obligations, Commitments and Off-balance Sheet Arrangements

The table below sets forth our known contractual obligations as of December 28, 2008 for 2009 and later years (in thousands):

	Payments due by period (in thousands)
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond
Operating leases (1)	$2,249	$913	$1,336	$—	$—
Purchase obligations (2) (3)	846	594	252	—	—
	$3,095	$1,507	$1,588	$—	$—

(1)             Operating lease obligations include rent payments for our corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments are approximately $42,000 and escalate to approximately $45,000 over the remaining lease term. For the second lease, monthly lease payments are approximately $31,000 and escalate up to approximately $33,000 over the remaining lease term. The lease obligations presented also include rent payments for our office facility in China. The amounts set forth in the table above include monthly lease payments through June 2011.

(2)             Includes operational expenses associated with the WorldPokerTour.com website and commitments made to WPT China vendors.

(3)             Includes a three year retainer with Antonio Esfandiari, who serves as our spokesperson for ClubWPT.com.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Nasdaq Stock Market Listing Compliance

On August 14, 2008, the Nasdaq Stock Market notified the Company that we were not in compliance with the minimum stock listing price requirements of Nasdaq Marketplace Rule 4450(a)(5) as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common stock at this time. The Nasdaq Marketplace Rules provide the Company with 180 calendar days to regain compliance, which will require the bid price of the Company’s common stock to remain above $1.00 for a minimum of 10 consecutive business days.

On October 16, 2008, Nasdaq announced the suspension of the enforcement of the rules requiring a minimum $1.00 closing bid price. The term of the suspension was extended by Nasdaq on December 19, 2008. As a result of the decision to suspend enforcement of the rules requiring a minimum $1.00 closing bid price through April 20, 2009, that Nasdaq has granted the Company an extension until August 17, 2009 to become in compliance with Nasdaq Marketplace Rule 4450(a)(5). The Company will continue to execute its business plan to provide an opportunity to demonstrate value to the investment community and regain Nasdaq compliance.

Lakes Entertainment, Inc. Stock Dividend

Lakes declared a stock dividend on October 1, 2008 of all of the shares of the Company held by Lakes. The record date for the dividend to Lakes’ stockholders was October 24, 2008 and the date of distribution of the shares was November 21, 2008.

Critical Accounting Estimates

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements.

Investments in Debt Securities and Put Rights.  We account for our investments in debt securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Our investment portfolio includes investments in auction rate securities and rights to sell ARS to the broker that holds the ARS. As a result of the liquidity issues surrounding our ARS, they were classified as long-term investments in debt securities at December 28, 2008.

Due to the lack of observable market quotes on our ARS portfolio and on our rights to sell the ARS to the broker that holds the ARS, we utilize valuation models that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, long term broker credit rating, discount rates and overall capital market liquidity. The valuation of our ARS portfolio and our rights to sell the ARS to the broker that holds the ARS is subject to considerable judgment, uncertainties and evolving market conditions that are difficult to predict. Factors that may impact the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets and collateral value, broker default risk, discount rates and evolving market conditions affecting the liquidity of ARS. If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments and related rights in our portfolio, we may need to further impair the value of our ARS portfolio and related rights.

When we recorded the value of the rights to sell our ARS to the broker that holds the ARS, we decided to transfer our ARS portfolio from investments held for sale to investments in trading securities, in accordance with SFAS 115. This decision will have the future effect of recording unrealized gains and losses in income rather than in other comprehensive income in stockholders’ equity. We also decided to elect fair value accounting for the value assigned to the rights to sell our ARS to the broker that holds the ARS and this decision will have the future effect of recording increases and decreases in the value assigned to the rights in income.

Non-Marketable Equity Investments.  We paid $2,923,000 in 2006 to acquire an interest in Cecure Gaming. Our ownership was subsequently diluted to approximately 8%. Cecure develops software and other products which enable Cecure or its licensees to offer real money gaming services to customers via mobile devices. As we have less than a 20% ownership interest and do not have the ability to exercise significant influence over Cecure, we account for this investment under the cost method of accounting and periodically evaluate the carrying value for possible impairment.

We review our investment in Cecure quarterly for indicators of impairment. This impairment analysis requires significant judgment to identify events or circumstances that could significantly impact the value of the investment. Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to estimated fair value.

We recorded a $1,923,000 impairment charge in the third quarter of 2008 due to difficulties Cecure is having in obtaining working capital to finance their business development that resulted in a significant reduction in staffing. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge. The implied fair value measurement was calculated using financial metrics and ratios of comparable public companies and was measured using Level 3 inputs, as we used unobservable inputs and significant management judgment to value this investment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of this investment.

Income Taxes.  We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to income tax expense in a subsequent period.

Each quarter, we assess the likelihood that we will be able to recover our net deferred tax assets. If recovery is not likely, we increase income tax expense by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. However, should there be a change in our ability to recover our deferred tax assets, we would reverse the valuation allowance and we would record a credit in income tax expense. We have fully reserved our net deferred tax assets because it is our judgment that it is more likely than not that our net deferred tax assets will not be recovered in the foreseeable future.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, we recognize liabilities for uncertain tax positions, if any, based on the process prescribed in the interpretation. We reevaluate any uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Television Revenues and Costs.  We expense the cost of producing the WPT and PPT television series over the applicable life cycle of the television series based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues (“Ultimate Revenues”) for each season. If our estimate of Ultimate Revenues decreases, amortization of television costs will be accelerated. Conversely, if estimates of Ultimate Revenues increase, television cost amortization will be slowed. For television series, we include revenues that will be earned within three years of the delivery of the first episode.

Revenue Recognition.  The Company has revenue recognition policies for its various business segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements for our revenue recognition policies. Licensing advances and guaranteed payments collected, but not yet earned, as well as casino host fees and sponsorship fees collected prior to the airing of episodes, are classified as deferred revenue in the consolidated balance sheets.

We recognized domestic television license revenues upon the receipt and acceptance of completed episodes by the Travel Channel and GSN. However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we do not consider collectability of international television license revenues to be “reasonably assured,” and accordingly, we do not recognize such revenue unless payment has been received. Additionally, we present certain international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired.

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. We recognize minimum revenue guarantees, if any, ratably over the term of the license or as earned based on actual sales of the related products, if greater. We present product licensing fees gross of licensing commissions, which are recorded as selling, general and administrative expenses since we are the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19.

Online gaming revenues are recognized monthly based on statements received from CryptoLogic, our online gaming service provider for online poker and casino activity. In accordance with EITF 99-19, we present online gaming revenues gross of service provider costs (including the service provider’s management fee, royalties and credit card processing that are recorded as cost of revenues) as we have the ability to adjust price and specifications of the online gaming site, we bear the majority of the credit risk and we are responsible for the sales and marketing of the gaming site. We include certain cash promotional expenses related to free bets and deposit bonuses along with customer chargebacks as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Share-Based Compensation.  Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Shared-Based Payment. SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Total share-based compensation expense during 2008, 2007 and 2006 was $728,000, $2,113,000 and $3,800,000, respectively. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value and determining these inputs is not highly subjective.

We do not believe that our historical share option exercise data provides us with sufficient evidence to estimate expected term. Therefore, we use the simplified method of calculating expected life described in the SEC’s SAB 107. In December 2007, the SEC issued SAB 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 was effective for us beginning in the first quarter of 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly adjustments in the estimated forfeiture rates can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization in the period in which the estimated forfeiture rates are adjusted. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than our previously estimated forfeiture rate, we make an adjustment that will result in a decrease in the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase in the expense recognized in the financial statements. The effect of forfeiture adjustments in 2008 was significant due to an unplanned employee lay off in the second and third quarters of 2008. The effect of forfeiture adjustments in 2007 and 2006 was not significant. The expense that we recognize in future periods could also differ significantly from the current period and from our forecasts due to adjustments in the assumed forfeiture rates.

Recently Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies for information about recently issued accounting pronouncements.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement.  Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition.  Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, see Item 1A. Risk Factors for risk factors that may impact our forward-looking statements.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash and cash equivalents, short-term municipal bonds, corporate preferred securities, certificates of deposit and ARS, including related rights. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments, or for our ARS portfolio because interest rates reset to market rates frequently. As of December 28, 2008, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and our strategy for the future is to obtain marketable debt securities (principally consisting of government securities, commercial paper and corporate bonds) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

Item 8.                          Financial Statements and Supplementary Data

See Index to Financial Statements on page 33.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and President, and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Management’s Report on Internal Control Over financial Reporting

Management’s report set forth on page 34 is incorporated by reference.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses, if any) in our internal control over financial reporting or in other factors affecting internal control over financial reporting during the fourth quarter of the year ended December 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(1) Financial Statements and Schedules

See Index to financial Statements on page 33.

(2) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

3.1	Certificate of Incorporation of WPT Enterprises, Inc. (Exhibit 3.4 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479)).
3.2	Bylaws of WPT Enterprises, Inc. (Exhibit 3.5 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479)).
10.1

Acquisition Master Agreement, dated as of January 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C. (Exhibit 10.1 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479)).†

10.2

Acquisition Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, L.L.C. (Exhibit 10.2 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479)).†

10.3

Letter dated May 20, 2004 from the Travel Channel, L.L.C. to World Poker Tour, LLC (Exhibit 10.3 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479)).

10.4

Letter Agreement dated as of June 25, 2004 by and between World Poker Tour, LLC and the Travel Channel L.L.C. (Exhibit 10.10 to the Form S-1/A registration statement of the registrant filed on July 15, 2004 (File No. 333-114479)).†

10.5

Amendment Number 3, dated June 23, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (Exhibit 10.1 to the Form 10-Q of the registrant for the quarter ended July 4, 2004).††

10.6

Amendment Number 5, dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (Exhibit 10.2 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004).††

10.7

Amendment Number 6, dated as of October 13, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, L.L.C. and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (Exhibit 10.17 to the Form 10-K of the registrant for the year ended January 2, 2005).†††

10.8

Amendment Number 2, dated as of January 25, 2006 to Acquisition Master Agreement dated January 22, 2003, and Amendment Number 7, dated as of January 25, 2006 to Acquisition Master Agreement dated August 22, 2003, by and between Discovery Communications, Inc. and WPT Enterprises, Inc. (Exhibit 10.19 to the Form 10-K report of the registrant for the year ended January 1, 2006).

10.9

Acquisition Master Agreement, dated as of January 25, 2006, by and between WPT Enterprises, Inc. and Discovery Communications, Inc. (Exhibit 10.20 to the Form 10-K report of the registrant for the year ended January 1, 2006).†††

10.10	Option Exercise Letter from Discovery Communications, Inc. to WPT Enterprises, Inc., dated March 16, 2006 (Exhibit 10.1 to the Form 8-K report of the registrant filed on March 21, 2006).
10.11

Amendment Number 8, dated March 8, 2007, to Acquisition Master Agreement dated August 22, 2003, by and between Discovery Communications, Inc. and WPT Enterprises, Inc. (Exhibit 10.1 to the Form 8-K report of the registrant filed on March 14, 2007).

10.12	Agreement dated April 2, 2007, by and between WPT Enterprises, Inc. and The Game Show Network, LLC (Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 1, 2007).
10.13

Television Sponsorship Agreement, dated November 31, 2006, by and between WPT Enterprises, Inc. and iGlobalMedia Marketing (Gibraltar) Limited. (Exhibit 10.28 to the Form 10-K report of the registrant for the year ended December 31, 2006) †††

10.14	Television Exhibition Letter Agreement between WPT Enterprises, Inc. and National Sports Programming, dated July 17, 2008.++

10.15

World Poker Tour Series Season VII Sponsored Episodes Agreement, dated as of September 15, 2008, between Pocket Kings and WPT Enterprises, Inc. (Exhibit 10.1 to the Form 10-Q report of the registrant filed on November 6, 2008).

10.16	Program Production and Televising Agreement between WPT Enterprises, Inc. and National Sports Programming, dated as of July 25, 2008.++
10.17	WPT Enterprises, Inc. 2004 Stock Incentive Plan (Exhibit 10.5 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479)).*
10.18	Amendments to the WPT 2004 Stock Incentive Plan, dated May 31, 2006 (Exhibit 10.1 to the Form 8-K report of the registrant filed on June 6, 2006).*
10.19	Form of Employee Stock Option Agreement (Exhibit 10.27 to the Form 10-K report of the registrant for the year ended December 31, 2006).*
10.20

Form of Indemnification Agreement between WPT Enterprises, Inc. and directors and officers of WPT Enterprises, Inc. (Exhibit 10.11 to the Form S-1/A registration statement of the registrant filed on July 29, 2004 (File No. 333-114479)).

10.21

Office Lease, dated as of September 24, 2004, by and between Wilshire Courtyard L.L.C. and WPT Enterprises, Inc. (Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004).

10.22

Amendment to Lease, dated March 21, 2006, by and between WPT Enterprises, Inc. and RREEF America REITT II Corp. BBBB (Exhibit 10.4 to the Form 10-Q report of the registrant for the quarter ended April 2, 2006).

10.23

Subscription and Shareholders’ Agreement, dated July 31, 2006, by and between WPT Enterprises, Inc., Cecure Gaming (f/k/a 3G Scene Limited), Bessemer Venture Partners VI, L.P. and its related investment partners and certain shareholders of Cecure Gaming (Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 1, 2006).

10.24

Cooperation Agreement by and between WPT Enterprises, Inc. and the China Leisure Sports Administrative Center, dated August 6, 2007 Limited (Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended September 30, 2007).

10.25

Credit Line Agreement between WPT Enterprises, Inc., UBS Financial Services Inc. and UBS Bank USA dated as of January 15, 2009 (Exhibit 10.1 to the Form 8-K report of the registrant filed on January 20, 2009).

10.26	Material Terms of Compensation of Non-Employee Members of the Board of Directors.* ++
21.1	List of Subsidiaries.++
23.1	Consent of Independent Registered Public Accounting Firm.++
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

++             Filed herewith.

*                    Management contract or compensation plan, contract or arrangement.

†                     Confidential treatment has been requested for portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933.

††               Confidential treatment has been requested for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

†††         Confidential treatment has been granted for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPT ENTERPRISES, INC.
(“Registrant”)

Dated: March 6, 2009	By	/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 2009 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ Steven Lipscomb	Founder, Chief Executive Officer, President and Director
Steven Lipscomb	(principal executive officer)

/s/ Thomas Flahie	Interim Chief Financial Officer (principal financial and accounting officer) and Treasurer
Thomas Flahie

/s/ Lyle Berman	Executive Chairman of the Board
Lyle Berman

/s/ Timothy Cope	Director
Timothy Cope

/s/ Ray Moberg	Director
Ray Moberg

/s/ Bradley Berman	Director
Bradley Berman

/s/ Glenn Padnick	Director
Glenn Padnick

/s/ Joseph Carson, Jr.	Director
Joseph Carson, Jr.

/s/ Mimi Rogers	Director
Mimi Rogers

/s/ Michael Beindorff	Director
Michael Beindorff

WPT ENTERPRISES, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 28, 2008.

/s/ Steven Lipscomb

Steven Lipscomb
Founder, Chief Executive Officer and President

/s/ Thomas Flahie

Thomas Flahie
Interim Chief Financial Officer

March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

Board of Directors
WPT Enterprises, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of WPT Enterprises, Inc. (the Company) as of December 28, 2008 and December 30, 2007, and the related statements of earnings (loss), comprehensive earnings (loss), stockholders’ equity and cash flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPT Enterprises, Inc. as of December 28, 2008 and December 30, 2007, and the results of its operations and its cash flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States.

/s/ Piercy, Bowler, Taylor & Kern

Piercy, Bowler, Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada

March 4, 2009

WPT ENTERPRISES, INC.

Consolidated Balance Sheets

	December 28, 2008	December 30, 2007
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$11,665	$3,852
Investments in debt securities	2,088	22,971
Accounts receivable, net of allowances of $4 and $18	2,099	2,758
Deferred television costs	1,962	2,198
Other	1,222	830
	19,036	32,609

Investments in debt securities and put rights	3,900	4,200
Property and equipment, net	1,408	1,462
Restricted cash	384	347
Investment in unconsolidated investee	1,000	2,923
Other	153	156
	$25,881	$41,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$487	$736
Accrued payroll and related	269	988
Operating lease reserve	456	—
Other accrued expenses	693	1,308
Deferred revenue	1,913	2,870
	3,818	5,902

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,492 shares issued and outstanding	20	20
Additional paid-in capital	44,561	43,833
Deficit	(22,521)	(8,072)
Accumulated other comprehensive gain	3	14
	22,063	35,795
	$25,881	$41,697

See notes to consolidated financial statements.

WPT ENTERPRISES, INC.

Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings (Loss)

	2008	2007	2006
	(In thousands, except per share data)
Revenues:
Television	$9,839	$14,143	$19,849
Product licensing	2,483	3,619	3,315
Online gaming	1,045	1,150	3,150
Event hosting and sponsorship fees	1,496	2,583	2,638
Other	618	217	309
	15,481	21,712	29,261

Cost of revenues	7,250	8,224	10,316
Gross profit	8,231	13,488	18,945

Selling, general and administrative expense	21,730	22,700	18,630
Asset impairment and abandonment charges	1,923	2,270	—
Earnings (loss) from operations	(15,422)	(11,482)	315

Other income:
Gain on sale of investment	11	—	10,216
Interest	962	1,779	1,630
Earnings (loss) before income taxes	(14,449)	(9,703)	12,161

Income taxes	—	(70)	4,392
Net earnings (loss)	(14,449)	(9,633)	7,769

Unrealized gain (loss) on securities	(11)	63	(282)
Comprehensive earnings (loss)	$(14,460)	$(9,570)	$7,487

Net earnings (loss) per share - basic and diluted	$(0.70)	$(0.47)	$0.38

Weighted-average shares outstanding – basic	20,603	20,603	20,457
Common stock equivalents	—	—	47
Weighted-average shares outstanding – diluted	20,603	20,603	20,504

See notes to consolidated financial statements.

WPT ENTERPRISES, INC.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in		Comprehensive
	Shares	Dollars	Capital	Deficit	Gain (Loss)	Total
	(In thousands)
Balances, January 1, 2006	20,158	$20	$34,113	$(6,208)	$10,449	$38,374
Common stock issued	220	—	1	—	—	1
Share-based compensation	—	—	3,696	—	—	3,696
Tax benefit from stock options	—	—	3,909	—	—	3,909
Sale of investment	—	—	—	—	(10,216)	(10,216)
Other comprehensive loss	—	—	—	—	(282)	(282)
Net earnings	—	—	—	7,769	—	7,769

Balances, December 31, 2006	20,378	20	41,719	1,561	(49)	43,251
Common stock issued	114	—	1	—	—	1
Share-based compensation	—	—	2,113	—	—	2,113
Other comprehensive gain	—	—	—	—	63	63
Net loss	—	—	—	(9,633)	—	(9,633)

Balances, December 30, 2007	20,492	20	43,833	(8,072)	14	35,795
Share-based compensation	—	—	728	—	—	728
Other comprehensive loss	—	—	—	—	(11)	(11)
Net loss	—	—	—	(14,449)	—	(14,449)

Balances, December 28, 2008	20,492	$20	$44,561	$(22,521)	$3	$22,063

See notes to consolidated financial statements.

WPT ENTERPRISES, INC.

Consolidated Statements of Cash Flows

	2008	2007	2006
		(In thousands)
Operating Activities:
Net earnings (loss)	$(14,449)	$(9,633)	$7,769
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	745	696	597
Share-based compensation	728	2,113	3,800
Asset impairment and abandonment charges	1,923	2,270	—
Gain on sale of investment	(11)	—	(10,216)
Put rights issued by broker holding ARS portfolio	(605)	—	—
Impairment of ARS portfolio	605	—	—
Other	—	—	58
Increase in operating (assets) and liabilities:
Accounts receivable	659	(411)	680
Deferred television costs	236	(476)	(305)
Other	(389)	(724)	533
Accounts payable	(249)	62	(876)
Accrued expenses	(878)	(28)	1,094
Deferred revenue	(957)	(1,870)	(410)
Net cash provided by (used in) operating activities	(12,642)	(8,001)	2,724

Investing Activities:
Purchase of property and equipment	(691)	(769)	(2,701)
Investment in unconsolidated investee	—	—	(2,923)
Purchases of debt securities	(11,187)	(55,974)	(48,318)
Sales/redemptions of debt securities	32,370	60,129	43,899
Proceeds from sale of investment	—	—	10,236
Net cash provided by investing activities	20,492	3,386	193

Financing Activities:
(Increase) decrease in restricted cash	(37)	106	(204)
Proceeds from stock options	—	1	1
Tax benefit from stock options	—	—	3,909
Net cash provided by (used in) financing activities	(37)	107	3,706

Net increase (decrease) in cash and cash equivalents	7,813	(4,508)	6,623
Cash and cash equivalents - beginning of year	3,852	8,360	1,737
Cash and cash equivalents – end of year	$11,665	$3,852	$8,360

Supplemental Cash Flow Information:
Share-based compensation in television costs	$—	$—	$14
Cash paid (refunded) for income taxes	(95)	394	98

See notes to consolidated financial statements.

WPT ENTERPRISES, INC.

Notes to Consolidated Financial Statements

1. BUSINESS

WPT Enterprises, Inc., together with the subsidiaries through which the Company’s business is conducted (the “Company”), creates internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. The World Poker Tour® or WPT television series, which is based on a series of high-stakes poker tournaments, currently airs on the Travel Channel and Game Show Network in the U.S., and began airing on Fox Sports Net in January 2009, and has been licensed for broadcast globally. The Company also offered until November 2008 a real-money online gaming website which prohibits wagers from players in the U.S. and other restricted jurisdictions. In addition, the Company licenses the World Poker Tour brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and is engaged in the sale of corporate sponsorships.

The Travel Channel, LLC (“Travel Channel”) licensed Season One of the Professional Poker Tour (“PPT”) and Seasons One through Five of the WPT and represented 0%, 37% and 58% of the Company’s total revenue in 2008, 2007 and 2006, respectively. The Game Show Network (“GSN”) licensed Season Six of the WPT and represented 35%, 7% and 0% of the Company’s total revenue in 2008, 2007 and 2006, respectively. Fox Sports Net (“FSN”) is broadcasting Season Seven of the WPT television series in 2009 and FullTiltPoker.net is the sponsor of the television series in the U.S. and Mexico. Party Gaming Plc (“Party Gaming”) is one international sponsor of the Season One of the PPT and Seasons Four through Six of the WPT. Party Gaming represented 19%, 10% and 0% of the Company’s total revenue in 2008, 2007 and 2006, respectively.

Included in accounts receivable at December 28, 2008 are amounts billed to FullTiltPoker.net, Party Gaming and Hands-On Mobile that are 39%, 24% and 15% of the total balance, respectively. Included in accounts receivable at December 30, 2007 are amounts billed to Party Gaming, Hands-On Mobile and Alfred Haber Distribution, Inc. that are 31%, 21% and 15% of the total balance, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Year End—The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods reflected in the accompanying financial statements ended on December 28, 2008 (2008), December 30, 2007 (2007) and December 31, 2006 (2006).

Basis of Presentation—The financial statements of the Company include the accounts of WPT Enterprises, Inc. and its wholly-owned subsidiaries after elimination in consolidation of intercompany accounts and transactions. Television sponsorship revenues in 2007 and 2006 were reclassified from event hosting and sponsorship fees to television revenues to conform to the 2008 presentation.

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

Cash—The Company periodically maintains cash balances at banks in excess of federally-insured amounts.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short period of time to maturity.

Investments—Until November 2008 when the Company changed the classification of its investments in auction rate securities (“ARS”) to “trading securities”, all investments in debt securities were held as “available for sale”, which are stated at fair value with unrealized gains and losses reported as other comprehensive earnings (loss). “Trading securities” are stated at fair value with unrealized gains and losses reported in interest income. Realized gains or losses are determined as of the settlement date on the specific identification cost method. The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest and does not have the ability to exercise significant influence.

Deferred Television Costs—Deferred television costs include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as office facilities and insurance. Shared facilities costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode using the individual-film-forecast-computation method for each season produced.

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation and amortization computed using the straight-line method over the following estimated useful lives, which in the case of leasehold improvements, is limited to the term of the lease:

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

Online gaming and nongaming revenues are recognized monthly based on detailed statements received from the online service providers. The Company presents online gaming and nongaming revenues gross of service provider costs (including the service provider’s management fee, royalties and credit card processing that are recorded as cost of revenues) as the Company has the ability to adjust price and specifications of the online websites, the Company bears the majority of the credit risk and the Company is responsible for the sales and marketing of the websites. The Company includes certain cash promotional expenses related to free bets, deposit bonuses, prizes and customer chargebacks as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

Event hosting fees paid by host casinos for the privilege of hosting the events are recognized as the related episodes are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired.

Travel Channel Participation—The Company accounts for royalty payments to the Travel Channel in cost of revenues as the related international television, consumer products, and other licensing revenues are recognized.

Share-Based Compensation—The Company accounts for share-based compensation based on SFAS No. 123(R) Share-Based Payment. SFAS No.123(R) prescribes the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

The Company uses the “modified prospective transition” method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company estimates the fair value of stock option awards on the date of grant using a Black-Scholes option pricing model. The key assumptions included in the Black-Scholes model are as follows:

•       Risk free interest rate—For periods within the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•          Expected term—Due to the Company’s limited operating history including stock option exercises and forfeitures, the Company calculated expected life using the “Simplified Method” in accordance with Staff Accounting Bulletin 107.

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

Earnings (Loss) Per Share— Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to Company employees are included in the computation after the options have vested when the shares are issuable for minimal cash consideration in relation to the fair value of the options. Diluted earnings per common share is calculated by adjusting weighted-average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not included in the calculation of diluted earnings per share for loss periods because the effect is anti-dilutive. There were no common stock equivalents in 2008 or 2007, the two loss periods.

Accounting Changes—In the first quarter of 2008, the Company adopted SFAS 157, Fair Value Measurements for all financial assets and liabilities and for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a significant impact on the consolidated financial statements. In the first quarter of 2008, the Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. The adoption of SFAS 159 did not have a significant impact on the consolidated financial statements. The Company elected to measure the put rights described in Note 3 at fair value.

In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis.

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

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations. SFAS 141(R) will significantly change the accounting for business combinations. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 which establishes accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal year 2009. Among the effects of SFAS 160 will be the future exclusion from net income (loss) of the noncontrolling or minority interest therein and the relocation of such noncontrolling or minority interest to the stockholders’ equity section of the balance sheet, and the Company is evaluating other effects, if any, that SFAS 160 will have on the Company’s future financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding derivative instruments and hedging activities. SFAS 161 will be effective for fiscal year 2009. The Company does not currently expect that SFAS 161 will have a material impact on the Company’s future financial condition, results of operations or cash flows.

3. INVESTMENTS IN DEBT SECURITIES AND PUT RIGHTS

As of December 28, 2008 and December 30, 2007, investments in debt securities and put rights consist of the following (in thousands):

December 28, 2008

	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year (all available for sale)
Short-term municipal bonds	$800	$1	$801
Corporate preferred securities	997	2	999
Certificates of deposit	288	—	288
	$2,085	$3	$2,088

Longer maturities (all trading securities)
Auction rate securities	$3,295	$—	$3,295
Put rights	605	—	605
	$3,900	$—	$3,900

December 30, 2007

	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year (all available for sale)
US Treasury and agency securities	$1,000	$—	$1,000
Short-term municipal bonds	1,000	1	1,001
Auction rate securities	7,825	—	7,825
Corporate preferred securities	12,464	9	12,473
Certificates of deposit	672	—	672
	$22,961	$10	$22,971

Longer maturities (all available for sale)
Municipal bonds	$1,827	$(3)	$1,824
Corporate preferred securities	1,985	7	1,992
Certificates of deposit	384	—	384
	$4,196	$4	$4,200

Investments in debt securities that are classified as available for sale or trading securities are the only assets or liabilities that the Company is required to measure at their estimated fair value on a recurring basis. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in SFAS 157 as follows:

Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date.

Level 2 inputs — Include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 inputs — Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability. Management develops these inputs based on the best information available, including internally-developed data.

In estimating fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. None of the Company’s financial instruments are measured based on Level 2 inputs.

As of December 28, 2008, financial assets that are carried at fair value consist of the following (in thousands):

Description	Level 1	Level 3	Total
Cash and cash equivalents	$11,665	$—	$11,665
Short-term municipal bonds	801	—	801
Corporate preferred securities	999	—	999
Certificates of deposit	288	—	288
Auction rate securities	—	3,295	3,295
Put rights	—	605	605
Total assets at estimated fair value	$13,753	$3,900	$17,653

For financial assets that utilize Level 1 inputs, the Company utilizes direct observable price quotes in active markets for identical assets. Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio and related put rights, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, long term broker credit rating, discount rates and overall capital market liquidity. The valuation of the Company’s ARS portfolio and related put rights is subject to uncertainties that are difficult to predict. Factors that may impact the estimated fair value include changes to credit ratings of ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets and collateral value, broker default risk, discount rates, and evolving market conditions affecting the liquidity of ARS.

The following table summarizes activity in the Company’s ARS portfolio and put rights (in thousands):

Description	ARS	Put Rights	Total
Beginning balance – December 30, 2007	$7,825	$—	$7,825
Put rights issued by broker holding ARS portfolio, included in earnings	—	605	605
Impairment of ARS portfolio, included in earnings	(605)	—	(605)
Settlements, net of purchases	(3,925)	—	(3,925)
Total assets at estimated fair value	$3,295	$605	$3,900

In November 2008, the Company accepted an offer from UBS AG (“UBS”), that created new rights and obligations related to the ARS portfolio (the “Put Rights”). The Put Rights permit the Company to require UBS to purchase the ARS at par value, at any time during the period of June 30, 2010 through July 2, 2012. UBS also has the right, in its discretion, to purchase or sell the ARS at any time until July 2, 2012, so long as par value is received. The Company expects to sell the ARS under the Put Rights. However, if the Put Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy the ARS.

UBS’s obligations under the Put Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Rights and UBS’s obligations are not guaranteed by any other party.

The Put Rights represent an asset that is separate from the ARS. The Company recorded $605,000 as the fair value of the Put Rights asset in interest income. The Company also elected to measure the Put Rights at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets. As a result, unrealized gains and losses will be included in interest income in future periods. The Company did not elect the fair value option for its other financial assets and liabilities.

In connection with the acceptance of the UBS offer in November 2008, the Company transferred the ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise the Put Rights during the period June 30, 2010 to July 3, 2012. Prior to the agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the $605,000 unrealized loss on ARS was included in accumulated other comprehensive gain (loss). Upon transfer to trading securities, the Company recognized a $605,000 loss in interest income. Unrealized gains and losses will be included in interest income in future periods. Prior to accepting the UBS offer, the ARS were recorded as investments available-for-sale.

UBS has provided the Company with a line of credit, secured by ARS held by UBS, equal to 75% of the estimated fair value of the ARS held by UBS. Interest is charged at the lower of 30-day LIBOR plus 150 to 275 basis points or the actual interest earned by the ARS. The Company borrowed $2,661,000 under the line of credit agreement in February 2009.

4. DEFERRED TELEVISION COSTS

As of December 28, 2008 and December 30, 2007, deferred television costs consist of the following (in thousands):

	2008	2007
In-production	$1,673	$1,591
Development and pre-production	289	607
	$1,962	$2,198

As of December 28, 2008 and December 30, 2007, the Company had no accrued participation costs. Based upon management’s estimates as of December 28, 2008, 100% of capitalized television costs are expected to be recognized during fiscal year 2009, and accordingly, are shown as current assets.

5. PROPERTY AND EQUIPMENT

As of December 28, 2008 and December 30, 2007, property and equipment consists of the following (in thousands):

	2008	2007
Furniture and equipment	$1,767	$2,024
Leasehold improvements	701	701
Software	989	425
Construction in progress	204	277
	3,661	3,427
Less: accumulated depreciation and amortization	(2,253)	(1,965)
Property and equipment, net	$1,408	$1,462

6. ASSET IMPAIRMENT, ASSET ABANDONMENT AND INVESTMENT SALE

In 2006, the Company paid $2,923,000 for an interest (currently 8%) in Cecure Gaming, a developer and operator of mobile phone casino games. The Company recorded a $1,923,000 impairment charge in the third quarter of 2008 related to difficulties Cecure is having in obtaining working capital to finance their business development that resulted in a significant reduction in staffing. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge. The implied fair value measurement was calculated using financial metrics and ratios of comparable public companies and was measured using Level 3 inputs, as the Company used unobservable inputs and significant management judgment to value this investment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of this investment.

In 2007, the Company wrote off $2,270,000 of online gaming assets as a result of ceasing the development of a stand-alone online gaming business and joining a third-party online gaming network.

In 2006, the Company sold its interest in PokerTek and recognized a $10,455,000 gain on sale. PokerTek offered an automated poker room to tribal and commercial casinos and card clubs.

7. RELATED PARTY TRANSACTIONS

The Company licenses the World Poker Tour name and logo to Lakes Entertainment, Inc. (“Lakes”), the Company’s majority owned stockholder until November 2008, in connection with a casino table game that Lakes developed. The Company is entitled to receive minimum annual royalty payments or 10% of the gross revenue received by Lakes from its sale or lease of the game, whichever is greater. During 2008, 2007 and 2006, the Company received $10,000, $10,000 and $30,000, respectively, in royalty payments related to the game.

The Company entered into a non-exclusive license agreement in 2004 with an entity controlled by a Lakes director. The entity licenses the World Poker Tour name, logo and trademark in connection with the licensee’s production of certain types of apparel for distribution in authorized channels within the U.S. and in certain circumstances, Canada. The licensee paid $45,000 in royalties and certain other fees to the Company during 2007 and 2006. This license agreement expired in September 2007.

8. INCOME TAXES

The federal, state and foreign income tax provision (benefit) is summarized as follows (in thousands):

	2008	2007	2006
Current:
Federal	$—	$(74)	$3,484
State	—	(25)	908
Foreign	—	29	—
	—	(70)	4,392
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$—	$(70)	$4,392

Earnings (loss) from domestic and foreign operations are summarized as follows (in thousands):

	2008	2007	2006
Earnings (loss) before income taxes:
Domestic	$(9,845)	$(7,597)	$12,161
Foreign	(4,604)	(2,106)	—
	$(14,449)	$(9,703)	$12,161

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to earnings (loss) before income taxes is as follows (in thousands):

	2008		2007		2006
Statutory federal tax rate	$(4,913)	(34.0)%	$(3,299)	(34.0)%	$4,135	34.0%
State taxes, net of federal benefit	(858)	(5.9)	(576)	(5.9)	658	5.4
Foreign operating losses	1,839	12.7	841	8.7	—	—
Other, net	114	0.8	(239)	(2.5)	(48)	(0.4)
Foreign taxes	—	—	29	0.3	—	—
AMT credits	—	—	(388)	(4.0)	—	—
Increase (decrease) in valuation allowance	3,818	26.4	3,562	36.7	(353)	(2.9)
Effective tax rate	$—	—%	$(70)	(0.7)%	$4,392	36.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2008	2007
Deferred Tax Assets:
Current:
Stock-based compensation	$2,572	$2,281
Accruals, reserves and other	196	290
Valuation allowance	(2,719)	(2,484)
	49	87
Non-current:
Federal net operating losses	5,273	2,877
State net operating losses, net of federal benefit	937	488
Asset impairment charge	768	—
AMT credits	388	388
Other	17	39
Valuation allowance	(7,280)	(3,697)
	103	95
Deferred Tax Liabilities:
Current:
Prepaid expenses	(133)	(137)
	(133)	(137)
Non-current:
Depreciation and amortization	(19)	(45)
	(19)	(45)

Net deferred tax assets	$—	$—

The temporary differences described above represent differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance has been provided as it is more likely than not that the net deferred tax assets will not be recovered in the foreseeable future.

At December 28, 2008, the Company has federal and state net operating loss carryforwards of $15.5 and $15.8 million, respectively. Included in these amounts are $3.7 million of deductions related to stock option exercises that will increase additional paid-in capital when realized. These federal and state net operating loss carryforwards expire through 2023 and 2018, respectively. The Company reviewed the tax positions taken in income tax returns that are subject to audit and is not aware of any significant uncertain tax positions in those income tax returns.

9. SHARE-BASED COMPENSATION

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) provides for grants up to 4,200,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants prior to becoming a publicly-traded company. The options vest in equal installments over three-year to five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with the Company on the anniversary date in order to vest in any shares for that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. The Company issues new shares of common stock upon exercise of options.

Share-based compensation expense included in selling, general and administrative expense was $728,000, $2,086,000 and $3,568,000 in 2008, 2007 and 2006, respectively. Share-based compensation included in cost of revenues in 2008, 2007 and 2006 was $0, $27,000 and $233,000, respectively. As of December 28, 2008, total estimated compensation cost related to non-vested share-based options not yet recognized is $986,000, which is expected to be recognized over the next 45 months on a weighted-average basis.

Following is a summary of the assumptions used to estimate the weighted-average fair value of the stock options granted using the Black-Scholes pricing model:

	Year ended December 28, 2008	Year ended December 30, 2007	Year ended December 31, 2006
Risk free interest rate	1.77%	4.19%	4.61%
Expected term	6.0 to 6.25 years	6.0 years	6.5 years
Expected volatility	81.27%	71.24%	78.67%
Forfeiture rate	20.58%	14.73%	4.13%
Expected dividend yield	0%	0%	0%
Weighted-average fair value	$0.22	$2.26	$3.47

The following table summarizes stock option activity for 2008, 2007 and 2006:

		Number of Common Shares
	Options outstanding	Exercisable	Available for grant	Weighted avg. exercise price
Balances at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized	—	—	1,080,000	—
Granted	754,500	—	(754,500)	4.92
Forfeited	(374,334)	—	374,334	9.21
Exercised	(220,000)	—	—	0.0049
Balances at December 31, 2006	2,318,166	1,050,200	983,501	6.76
Granted	1,131,350	—	(1,131,350)	3.42
Forfeited	(414,999)	—	414,999	7.27
Exercised	(113,660)	—	—	0.0049
Balances at December 30, 2007	2,920,857	1,322,206	267,150	5.66
Granted	1,112,000	—	(1,112,000)	0.51
Forfeited/exchanged	(1,718,268)	—	1,718,268	4.81
Exercised	—	—	—	—
Balances at December 28, 2008	2,314,589	1,106,921	873,418	$3.83

The following table summarizes significant ranges of outstanding and exercisable options as of December 28, 2008:

Options outstanding at December 28, 2008				Options exercisable at December 28, 2008
Range of exercise prices	Number outstanding	Weighted avg. remaining contractual life	Weighted avg. exercise price	Number exercisable	Weighted avg. exercise price	Aggregate Intrinsic Value
$0.0049	111,340	3.41	$0.0049	111,340	$0.0049	$49,557
$0.37-4.80	1,188,250	9.81	0.78	47,482	3.77	—
$5.18-9.92	1,001,999	5.81	7.72	935,099	7.88	—
$11.95-14.51	12,000	5.93	14.51	12,000	14.58	—
$15.05-19.50	1,000	6.19	19.50	1,000	19.50	—
	2,314,589	7.75	$3.83	1,106,921	$6.99	$49,557

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.45 on December 28, 2008, which would have been received by the option holders had they exercised their options as of that date. As of December 28, 2008 and December 30, 2007, the total number of “in-the-money” options was 111,340. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $0 million, $0.5 million and $1.4 million, respectively.

In individually negotiated transactions, the Company exchanged outstanding stock options held by certain employees for new stock options on December 10, 2008. The new stock options have a four year vesting period and one quarter of the stock options vest annually on the anniversary of the date of grant. The Company cancelled 847,000 stock options and issued 807,000 stock options to 10 employees. Total incremental estimated compensation cost related to the exchanged stock options was $134,000.

In connection with its initial public offering on August 9, 2004, the Company issued to its lead underwriter, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant expired August 9, 2008.

10. EMPLOYEE RETIREMENT PLANS

The Company has a 401(k) employee savings plan for eligible employees. The Company expensed $169,000 in 2008 related to the 401(k) Safe Harbor Match and $118,000 in 2007 relating to a discretionary matching 401(k) contribution. The Company made no matching contribution during 2006.

The Company’s post production group is currently operating under a collective bargaining agreement with the International Alliance of Theatrical Stage Employees (“IATSE”). Specified benefit levels are ordinarily not negotiated by or made known to participating employers.  Although it is possible that a liability would be incurred by the Company in the event of its withdrawal from participation in, or termination of this plan, such liability is not subject to reasonable estimation based on available information.  Moreover, the Company has no intention of withdrawing from, and has not been informed of any intention by IATSE to terminate the plan. Under this agreement, the Company is obligated to make payments to the Motion Picture Industry and Health Plans. Contributions in 2008, 2007 and 2006 were $86,000, $127,000 and $160,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

Leases—The Company has operating leases for office and production space that expire in 2011. Additionally, the company has an operating lease for office space in China that expires in July 2009. Aggregate future minimum lease payments under these leases are as follows:

•       2009: $913,000

•       2010: $916,000

•       2011: $420,000

Rent expense for 2008, 2007 and 2006 was $965,000, $968,000 and $747,000, respectively. In 2008, the Company recorded a $456,000 charge to sublease office space in future years at a rate below future lease payments.

China Agreement— On August 6, 2007, the Company entered into an agreement expiring in 2012 with a Chinese government-sanctioned body with authority over certain leisure sports, including the popular national Chinese card game “Traktor Poker.” During the term of the agreement, the Company is to receive exclusive branding and certain marketing and sponsorship rights related to the WPT China National Traktor Poker Tour. In exchange for these rights, the Company pays an annual fee, which is currently $555,500 and increases by 10% annually for the remaining years of the agreement. The Company has not recorded a liability for years three through five as it has the ability to terminate the agreement unilaterally.

Legal Matters—The Company is involved in various inquiries, administrative proceedings and litigation relating to matters arising in the normal course of business. The Company is not currently a defendant in any material litigation and is not aware of any threatened litigation that would have a material effect on the Company. Management is not able to estimate the minimum loss to be incurred, if any, as a result of the final outcome of these matters but believes it is not likely to have a material adverse effect on the Company’s financial position or results of operations and, accordingly, no provision for loss has been recorded.

12. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by management in deciding how to allocate resources and in assessing performance.

Year ended December 28, 2008 (in thousands):

		WPT Online
	WPT Studios	Gaming	Non- gaming	WPT Global Marketing	WPT China	Corporate	Total
Revenues:
Television	$9,839	$—	$—	$—	$—	$—	$9,839
Product licensing	—	—	—	2,483	—	—	2,483
Online gaming	—	1,045	—	—	—	—	1,045
Event hosting and sponsorship	1,000	—	—	496	—	—	1,496
Other	10	—	608	—	—	—	618
Total revenues	10,849	1,045	608	2,979	—	—	15,481
Cost of revenues	5,978	658	326	288	—	—	7,250
Gross profit	4,871	387	282	2,691	—	—	8,231
Total assets	4,000	53	649	517	512	20,150	25,881
Depreciation and amortization	264	—	155	—	35	291	745

Revenues attributed to domestic and foreign operations were $7.1 million and $8.4 million, respectively.

Year ended December 30, 2007 (in thousands):

		WPT Online
	WPT Studios	Gaming	Non- gaming	WPT Global Marketing	WPT China	Corporate	Total
Revenues:
Television	$14,143	$—	$—	$—	$—	$—	$14,143
Product licensing	—	—	—	3,619	—	—	3,619
Online gaming	—	1,150	—	—	—	—	1,150
Event hosting and sponsorship	1,009	—	—	1,574	—	—	2,583
Other	23	—	194	—	—	—	217
Total revenues	15,175	1,150	194	5,193	—	—	21,712
Cost of revenues	6,772	793	90	569	—	—	8,224
Gross profit	8,403	357	104	4,624	—	—	13,488
Total assets	4,076	570	145	955	118	35,833	41,697
Depreciation and amortization	315	46	—	—	—	335	696

Revenues attributed to domestic and foreign operations were $16.2 million and $5.5 million, respectively.

Year ended December 31, 2006 (in thousands):

		WPT Online
	WPT Studios	Gaming	Non- gaming	WPT Global Marketing	WPT China	Corporate	Total
Revenues:
Television	$19,849	$—	$—	$—	$—	$—	$19,849
Product licensing	—	—	—	3,315	—	—	3,315
Online gaming	—	3,150	—	—	—	—	3,150
Event hosting and sponsorship	1,100	—	—	1,538	—	—	2,638
Other	11	—	298	—	—	—	309
Total revenues	20,960	3,150	298	4,853	—	—	29,261
Cost of revenues	7,918	1,692	177	529	—	—	10,316
Gross profit	13,042	1,458	121	4,324	—	—	18,945
Total assets	2,904	999	53	1,653	—	45,731	51,340
Depreciation and amortization	340	10	—	—	—	247	597

Revenues attributed to domestic and foreign operations were $23.1 million and $6.2 million, respectively.

13. QUARTERLY FINANCIAL SUMMARY

Unaudited quarterly financial information for 2008 and 2007 is summarized as follows (in thousands, except per share amounts):

Year ended December 28, 2008

	Q1	Q2	Q3	Q4
Revenues	$4,960	$5,074	$2,832	$2,615
Gross profit	2,290	2,290	1,835	1,816
Loss from operations	(3,193)	(4,130)	(4,623)	(3,476)
Net loss	(2,829)	(3,882)	(4,420)	(3,318)
Net loss per share:
Basic and diluted	(0.14)	(0.19)	(0.21)	(0.16)

Year ended December 30, 2007

	Q1	Q2	Q3	Q4
Revenues	$4,491	$7,720	$4,405	$5,096
Gross profit	2,339	4,633	3,050	3,466
Loss from operations	(2,928)	(3,587)	(2,659)	(2,308)
Net loss	(2,279)	(3,339)	(2,211)	(1,804)
Net loss per share:
Basic and diluted	(0.11)	(0.16)	(0.11)	(0.09)