Form 10-Q
period 2009-03-29
WPT ENTERPRISES INC
filed 2009-05-07
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 0-50848

WPT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0639000
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5700 Wilshire Boulevard, Suite 350
Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 330-9900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 6, 2009 there were 20,603,333 shares of Common Stock, $0.001 par value per share, outstanding.

WPT ENTERPRISES, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WPT ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 29, 2009	December 28, 2008
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$14,244	$11,497
Investments in debt securities	2,084	2,088
Accounts receivable, net of allowances of $397 and $158	1,858	2,099
Deferred television costs	1,727	2,285
Other	456	666
Current assets of discontinued operations	72	401
	20,441	19,036

Investments in debt securities and put rights	3,900	3,900
Property and equipment, net	1,136	1,293
Investment in Cecure Gaming	—	1,000
Other	537	537
Long-term assets of discontinued operations	—	115
	$26,014	$25,881

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$441	$487
Accrued payroll and related	299	269
Operating lease reserve	411	456
Other accrued expenses	553	693
Line of credit	2,651	—
Deferred revenue	947	1,913
Current liabilities of discontinued operations	100	—
	5,402	3,818

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,603 and 20,492 shares issued and outstanding, respectively	21	20
Additional paid-in capital	44,621	44,561
Deficit	(24,026)	(22,521)
Accumulated other comprehensive gain (loss)	(4)	3
	20,612	22,063
	$26,014	$25,881

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

	Three months ended
	March 29, 2009	March 30, 2008
	(In thousands, except per share data)
Revenues:
Television	$3,565	$3,600
Product licensing	678	687
Online gaming	136	247
Event hosting and sponsorship fees	573	327
Other	575	101
	5,527	4,962

Cost of revenues	2,065	2,670
Gross profit	3,462	2,292

Selling, general and administrative expense	3,183	4,956
Asset impairment	1,000	—
Loss from operations	(721)	(2,664)

Other income:
Gain on sale of investment	—	11
Interest, net	71	353
Loss from continuing operations before income taxes	(650)	(2,300)

Income taxes	129	—
Loss from continuing operations	(521)	(2,300)

Loss from discontinued operations, net of income taxes (including $211 for shutdown in 2009)	(984)	(528)
Net loss	(1,505)	(2,828)

Unrealized loss on securities	(7)	(1,085)

Comprehensive loss	$(1,512)	$(3,913)

Loss per common share from continuing operations - basic and diluted	$(0.02)	$(0.11)
Loss per common share from discontinued operations - basic and diluted	(0.05)	(0.03)
Net loss per common share - basic and diluted	$(0.07)	$(0.14)

Weighted-average common shares outstanding - basic and diluted	20,603	20,603

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 29, 2009	March 30, 2008
	(In thousands)
Operating Activities:
Net loss	$(1,505)	$(2,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	984	528
Depreciation and amortization	194	157
Share-based compensation	60	314
Asset impairment	1,000	—
Loss on sale of assets	22	—
Change in value of put rights	211	—
Bad debt provision	239	—
Increase in operating (assets) and liabilities:
Accounts receivable	2	953
Deferred television costs	558	171
Other	207	76
Accounts payable	(46)	111
Accrued expenses	(155)	(727)
Deferred revenue	(966)	(886)
Net cash provided by (used in) operating activities of continuing operations	805	(2,131)
Net cash used in operating activities of discontinued operations	(440)	(558)
Net cash provided by (used in) operating activities	365	(2,689)

Investing Activities:
Purchase of property and equipment	(59)	(225)
Change in value of ARS portfolio	(211)	—
Purchases of available for sale debt securities	—	(11,187)
Sales/redemptions of available for sale debt securities	—	15,376
Net cash provided by (used in) investing activities of continuing operations	(270)	3,964
Net cash used in investing activities of discontinued operations	—	(100)
Net cash provided by (used in) investing activities	(270)	3,864

Financing Activities:
Borrowing under line of credit	2,661	—
Repayments under line of credit	(10)	—
Proceeds from exercise of stock options	1	—
Net cash provided by financing activities	2,652	—

Net increase in cash and cash equivalents	2,747	1,175
Cash and cash equivalents at beginning of period	11,497	3,852
Cash and cash equivalents at end of period	$14,244	$5,027

Supplemental Cash Flow Information:
Cash paid for interest	$2	$—

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by management of WPT Enterprises, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. For further information, please refer to the annual audited financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, from which the information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim periods are not necessarily indicative of the results to be expected for the full year. The accounting estimates that require the most significant, difficult and subjective judgments include:

•                  the valuation of investments in debt instruments and put rights;

•                  the valuation of non-marketable equity investments;

•                  the determination of current and deferred income taxes;

•                  the ultimate amount of estimated television revenues and costs;

•                  the recognition of revenues; and

•                  the valuation of share-based compensation.

The Game Show Network (“GSN”) licensed Season Six of the World Poker Tour (“WPT”) and represented 0% and 42% of the Company’s total revenue for the three months ended March 29, 2009 and March 30, 2008, respectively. Fox Sports Net (“FSN”) is broadcasting Season Seven of the WPT television series in 2009 and FullTiltPoker.net is the sponsor of the television series in the U.S. and Mexico. FullTiltPoker.net represented 27% and 0% of the Company’s total revenue for the three months ended March 29, 2009 and March 30, 2008, respectively. Party Gaming Plc (“Party Gaming”) is one international sponsor of the Season One of the Professional Poker Tour (“PPT”) and Seasons Four through Six of the WPT. Party Gaming represented 27% and 15% of the Company’s total revenue for the three months ended March 29, 2009 and March 30, 2008.

Included in accounts receivable at March 29, 2009 are amounts billed to Party Gaming and Hands-On Mobile that are 57% and 18% of the total balance, respectively. Included in accounts receivable at December 28, 2008 are amounts billed to FullTiltPoker.net, Party Gaming and Hands-On Mobile that are 39%, 24% and 15% of the total balance, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the first quarter of 2009. FSP 157-2 was adopted in the first quarter of 2009 and the new accounting standard did not have a significant impact on the consolidated financial statements.

In April 2009, the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. FSP 157-4 provides guidance in the application of SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased and when circumstances indicate that a transaction is not orderly. In April, the FASB also issued FSP 115-2 and FSP 124-2 Recognition and Presentation of Other-Than-Temporary-Impairments. FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance for debt securities and the presentation and disclosure requirements of other-than-temporary impairments of debt and equity securities. These accounting changes are effective in the Company’s second quarter. The Company does not currently expect these accounting changes will have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), Business Combinations. SFAS 141(R) significantly changes the accounting for business combinations and is now required for all business combinations. SFAS 141(R) results in the expensing of certain costs that were previously capitalized under prior accounting standards. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141(R)-1 amends and clarifies SFAS 141(R) in the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is now required for all business combinations.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 which establishes accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. Among the effects of SFAS 160 is the exclusion from net income (loss) of the noncontrolling or minority interest therein and the relocation of such noncontrolling or minority interest to the stockholders’ equity section of the balance sheet. SFAS 160 was adopted in the first quarter of 2009 and the new accounting standard did not have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding derivative instruments and hedging activities. SFAS 161 was adopted in the first quarter of 2009 and the new accounting standard did not have a significant impact on the consolidated financial statements.

3. INVESTMENTS IN DEBT SECURITIES AND PUT RIGHTS

As of March 29, 2009, investments in debt securities and put rights consist of the following (in thousands):

	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year (all available for sale)
Short-term municipal bonds	$800	$2	$802
Corporate preferred securities	1,000	(6)	994
Certificates of deposit	288	—	288
	$2,088	$(4)	$2,084

	Cost	Realized Gains/(Losses)	Fair Value
Maturity 1 year to 5 years (all trading securities)
Auction rate securities	$3,295	$211	$3,506
Put rights	605	(211)	394
	$3,900	$—	$3,900

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

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 29, 2009, financial assets that are carried at fair value consist of the following (in thousands):

Description	Level 1	Level 3	Total
Cash and cash equivalents	$14,244	$—	$14,244
Short-term municipal bonds	802	—	802
Corporate preferred securities	994	—	994
Certificates of deposit	288	—	288
Auction rate securities	—	3,506	3,506
Put rights	—	394	394
Total assets at estimated fair value	$16,328	$3,900	$20,228

For financial assets that utilize Level 1 inputs, the Company utilizes direct observable price quotes in active markets for identical assets. Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio and related put rights, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, long term broker credit rating, discount rates and overall capital market liquidity. The valuation of the Company’s ARS portfolio and related put rights is subject to uncertainties that are difficult to predict. Factors that may affect the estimated fair value include changes to credit ratings of ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets and collateral value, broker default risk, discount rates, and evolving market conditions affecting the liquidity of ARS.

The following table summarizes activity in the Company’s ARS portfolio and Put Rights (in thousands):

Description	ARS	Put Rights	Total
Balance – December 28, 2008	$3,295	$605	$3,900
Change in value of put rights, included in earnings	—	(211)	(211)
Change in value of ARS portfolio, included in earnings	211	—	211
Settlements, net of purchases	—	—	—
Balance – March 29, 2009	$3,506	$394	$3,900

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

The Put Rights represent an asset that is separate from the ARS. The Company initially recorded $605,000 as the fair value of the Put Rights asset in interest income. The Company also elected to measure the Put Rights at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets. As a result, unrealized gains and losses are included in interest income and the Company reduced the value of the Put Right by $211,000 for the three months ended March 29, 2009. The Company did not elect the fair value option for its other financial assets and liabilities.

In connection with the acceptance of the UBS offer in November 2008, the Company transferred the ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise the Put Rights during the period June 30, 2010 to July 3, 2012. Prior to the agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the $605,000 unrealized loss on ARS was included in accumulated other comprehensive gain (loss). Upon transfer to trading securities, the Company recognized a $605,000 reduction in interest income. Unrealized gains and losses are included in interest income and the Company increased the estimated value of the ARS portfolio by $211,000 for the three months ended March 29, 2009. Prior to accepting the UBS offer, the ARS were recorded as investments available-for-sale.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

UBS provided the Company with a line of credit, secured by ARS held by UBS, equal to 75% of the estimated fair value of the ARS held by UBS. The Company borrowed $2,661,000 under the line of credit from UBS in February 2009. Interest is charged at the lower of 30-day LIBOR plus 150 to 275 basis points or the actual interest earned by the ARS. The line of credit is due upon demand. At March, 29, 2009, $2,651,000 was outstanding under the line of credit.

4. ASSET IMPAIRMENT

In 2006, the Company paid $2,923,000 for an interest (currently 8%) in Cecure Gaming, LLC, a developer and operator of mobile phone casino games. The Company recorded a $1,923,000 impairment charge in the third quarter of 2008 related to difficulties Cecure was having in obtaining working capital to finance its business development that resulted in a significant reduction in staffing. Cecure’s financing difficulties have continued into 2009 and the Company recorded an additional $1,000,000 impairment charge in the first quarter of 2009. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge. The implied fair value measurement was calculated using financial metrics and ratios of comparable public companies and was measured using Level 3 inputs, as the Company used unobservable inputs and significant management judgment to value this investment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of this investment.

5. SHARE-BASED COMPENSATION

Share-based compensation expense was $60,000 and $314,000 for the three months ended March 29, 2009 and March 30, 2008, respectively.

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

The following values represent the average per grant assumptions used to value options granted during the three months ended March 29, 2009 and March 30, 2008. There have been no significant changes to the assumptions thus far in 2009 and none are expected during the remainder of 2009.

Key valuation assumptions	Three months ended March 29, 2009	Three months ended March 30, 2008 (*)
Risk-free interest rate	2.06%	None
Expected term	6.25 years	None
Expected dividend yield	0%	None
Expected volatility	87.27%	None
Forfeiture rate	0%	None
Weighted-average fair value	$0.19	None

(*) There were no stock option grants in the first quarter of 2008.

The following table summarizes stock option activity during the three months ended March 29, 2009:

		Number of Common Shares
	Options		Available	Weighted-avg.
	outstanding	Exercisable	for grant	exercise price
Balance at December 28, 2008	2,314,589	1,106,921	873,418	$3.83
Granted	505,000	—	(505,000)	0.49
Forfeited/canceled/exchanged	(1,182,666)	—	1,182,666	5.69
Exercised	(111,340)	—	—	0.0049
Balance at March 29, 2009	1,525,583	179,914	1,551,084	$1.56

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes significant ranges of outstanding and exercisable options as of March  29, 2009:

	Options outstanding				Options exercisable
		Weighted-avg.
Range of exercise prices	Number outstanding	remaining contractual life (in years)	Weighted-avg. exercise price	Aggregate intrinsic value	Number exercisable	Weighted-avg. exercise price	Aggregate intrinsic value
$0.37 — 1.87	1,271,583	9.76	$0.53	$68,820	10,081	$1.87	$—
$4.26 — 8.00	241,000	6.60	6.28	—	156,833	6.86	—
$14.51 — 19.50	13,000	5.70	14.89	—	13,000	14.89	—
	1,525,583	9.22	$1.56	$68,820	179,914	$7.16	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.55 on March 29, 2009, which would have been received by the option holders had they exercised their options as of that date. As of March 29, 2009, there were no exercisable “in-the-money” stock options. The total intrinsic value of options exercised during the three months ended March 29, 2009 was $44,000.

As of March 29, 2009, total unrecognized compensation cost related to nonvested options was $741,000, which is expected to be recognized over the next 34 months on a weighted-average basis.

In a negotiated transaction, the Company exchanged outstanding stock options held by the Company’s President and Chief Executive Officer for new stock options in February 2009. The new stock options have a four year vesting period and one quarter of the stock options vest annually on January 1 of each year. In this exchange, the Company cancelled 600,000 stock options and issued 500,000 stock options. Total incremental estimated compensation cost related to the exchanged stock options was $94,000.

6. DISCONTINUED WPT CHINA OPERATIONS

In January 2009, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in this business are greater than the Company is willing to expend. In March 2009, the Company shut down the operations of WPT China while continuing to look for a strategic partner to acquire the WPT China assets. The financial results of WPT China have been reclassified as discontinued operations.

The Company expects to incur approximately $350,000 of costs to shutdown the WPT China business, consisting of $20,000 of employee severance, $224,000 of contract termination costs and $106,000 of software write down costs. During the three months ended March 29, 2009, the Company incurred $211,000 of these costs consisting of $19,000 of employee severance, $86,000 of contract termination costs and $106,000 of software write down costs. The Company expects to incur the remaining $139,000 of these costs in the three months ended June 28, 2009.

Summarized operating results information for the WPT China business is as follows (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Revenues	$—	$—
Loss before income taxes	(1,018)	(528)
Income taxes	34	—
Loss from discontinued operations	(984)	(528)

Summarized balance sheet information for the WPT China business is as follows (in thousands):

	March 29, 2009	December 28, 2008
Cash and cash equivalents	$62	$168
Other current assets	10	233
Property and equipment, net	—	115
Current liabilities	100	—

7. INCOME TAXES

The Company expects to pay federal alternative minimum tax on the utilization of net operating losses in 2009 and California income taxes due to the suspension of the availability of net operating losses in 2009. The Company utilizes net operating losses from operations before utilizing net operating losses generated from the exercise of stock options. The

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

income tax benefit for the three months ended March 29, 2009 is based on the estimated effective income tax rate for 2009. There was no income tax benefit for the three months ended March 30, 2008 due to the net loss for the period. Based on the Company’s relatively limited and volatile earnings history, the Company recorded a full valuation allowance for the net deferred tax assets as management currently believes it is more likely than not that deferred tax assets will not be realized in the foreseeable future.

8. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to Company employees are included in the computation after the options have vested when the shares are issuable for minimal cash consideration in relation to the fair value of the options. Diluted earnings per common share is calculated by adjusting weighted-average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not included in the calculation of diluted earnings per share for loss periods because the effect is anti-dilutive. There were 21,000 and 0 common stock equivalents for the three months ended March 29, 2009 and March 30, 2008. The Company also excluded 1,784,000 and 2,837,000 of weighted average outstanding stock options for the three months ended March 29, 2009 and March 30, 2008, respectively, from the calculation of diluted net loss per common share because the exercise prices of these stock options were greater than the average market value of the Company’s common stock. These stock options could be included in the calculation in the future if the average market value of the Company’s common stock exceeds the exercise price of these stock options.

9. CONTINGENCIES

The Company is involved in various inquiries, administrative proceedings and litigation relating to matters arising in the normal course of business. The Company is not currently a defendant in any material litigation and is not aware of any threatened litigation that could have a material effect on the Company. Management is not able to estimate the minimum loss to be incurred, if any, as a result of the final outcome of these matters but believes they are not likely to have a material adverse effect upon the Company’s financial position or results of operations and, accordingly, no provision for loss has been recorded.

10. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three months ended March 29, 2009 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$3,565	$—	$—	$—	$—	$3,565
Product licensing	—	—	—	678	—	678
Online gaming	—	136	—	—	—	136
Event hosting and sponsorship	350	—	—	223	—	573
Other	—	—	544	31	—	575
	3,915	136	544	932	—	5,527
Cost of revenues	1,689	—	297	79	—	2,065
Gross profit	2,226	136	247	853	—	3,462
Total assets (1)	3,089	60	782	560	21,451	25,942
Depreciation and amortization (1)	75	—	73	—	46	194

(1)         The total excludes $72 of total assets and $8 of depreciation and amortization for discontinued WPT China operations.

Revenues attributed to domestic and international operations were $3.3 million and $2.2 million, respectively.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Three months ended March 30, 2008 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$3,600	$—	$—	$—	$—	$3,600
Product licensing	—	—	—	687	—	687
Online gaming	—	247	—	—	—	247
Event hosting and sponsorship	100	—	—	227	—	327
Other	—	—	35	66	—	101
	3,700	247	35	980	—	4,962
Cost of revenues	2,371	181	30	88	—	2,670
Gross profit	1,329	66	5	892	—	2,292
Total assets (1)	3,151	373	560	829	31,435	36,348
Depreciation and amortization (1)	65	1	11	—	80	157

(1)         The total excludes $248 of total assets and $8 of depreciation and amortization for discontinued WPT China operations.

Revenues attributed to domestic and international operations were $3.2 million and $1.8 million, respectively.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We create internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. Our current season of the World Poker Tour®, or WPT® television series - Season Seven, based on a series of high-stakes poker tournaments, currently airs on Fox Sports Net in the United States, and has been licensed for broadcast globally. In January 2008, we launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States, which is currently offered in 38 states. Through November 2008, we offered a real-money online gaming website which prohibited wagers from players in the U.S. and other restricted jurisdictions. We also license our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and are engaged in the sale of corporate sponsorships. Through March 2009, we developed and marketed online and mobile games supporting the WPT China National Traktor Poker TourTM.

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

WPT Online includes the online poker club ClubWPT.com that generates revenue from subscriptions, our international poker and casino real money gaming websites which were terminated in November 2008 and an online merchandise store.

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

WPT China produced third-party branding at WPT China National Traktor Poker Tour events, licensed the television broadcast of the WPT China National Traktor Poker Tour and marketed the popular Chinese national card game “Tuo La Ji” or “Traktor Poker”™ in online and mobile games. In January 2009, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in this business are greater than the Company is willing to expend. In March 2009, the Company decided to shut down the operations of WPT China while continuing to look for a strategic partner to acquire the WPT China assets. The historical results of WPT China have been reclassified as a discontinued operation.

Results of Operations

Three Months Ended March 29, 2009 Compared to the Three Months Ended March 30, 2008

The following table sets forth revenue and cost of revenue information for our three continuing business segments (amounts in thousands):

	Three months ended
	March 29, 2009	% of Revenues	March 30, 2008	% of Revenues
WPT Studios:
Domestic sponsorship	$1,500	38%	$—	—%
Domestic license	—	—%	2,100	57%
International sponsorship	1,484	38%	730	20%
International license	581	15%	770	21%
Event hosting and sponsorship	350	9%	100	2%
	3,915	100%	3,700	100%
Cost of revenues	1,689	43%	2,371	64%
Gross profit	$2,226	57%	$1,329	36%

	Three months ended
	March 29, 2009	% of Revenues	March 30, 2008	% of Revenues
WPT Online:
Online gaming	$136	20%	$247	88%
Non-gaming	544	80%	35	12%
	680	100%	282	100%
Cost of revenues	297	44%	211	75%
Gross profit	$383	56%	$71	25%

WPT Global Marketing:
Product licensing	$678	73%	$687	70%
Event hosting and sponsorship	223	24%	227	23%
Other	31	3%	66	7%
	932	100%	980	100%
Cost of revenues	79	8%	88	9%
Gross profit	$853	92%	$892	91%

WPT Studios.  Combined domestic and foreign television revenues decreased $35,000 to $3,565,000 in 2009, from $3,600,000 in 2008. Domestic television revenues decreased $600,000 and international television revenues increased $565,000 in 2009 compared to 2008. The sponsorship fees received per episode in 2009 for Season Seven of the WPT television series were lower than the license fees received for Season Six in 2008. The sponsorship fee per one-hour episode for Season Seven was $125,000 compared to a license fee of $300,000 per two-hour episode for Season Six. In 2009, we aired 13 one-hour episodes of Season Seven compared to the delivery of seven two-hour episodes of Season Six in 2008. International television licensing revenues decreased $189,000 in 2009 compared to 2008 as a result of fewer international territories accepting license arrangements and the substitution of sponsorship arrangements for license arrangements in many territories. International television sponsorship revenues increased $754,000 in 2009 compared to 2008 as we had greater distribution of Seasons Four, Five and Six of the WPT television series and PPT Season One in territories covered by the Party Gaming sponsorship contract. WPT television series hosting fees increased by $250,000 in 2009 because 13 episodes of Season Seven aired in 2009 compared to one episode of Season Six that aired in 2008.

In the first quarter of 2009, our sources of revenue changed from primarily licensed-based revenues from the sale of our programming to television networks to primarily sponsorship-based revenues. Sponsors pay to appear in the show and television networks air the program for free or we pay a fee to television networks to air the program. In addition, in recent television seasons, foreign television revenues increased and domestic television revenues decreased. We expect these two trends to continue in 2009.

Television cost of revenues decreased $682,000 in 2009 compared to 2008 due to higher gross margins for Season Seven of the WPT television series compared to Season Six and lower revenues in 2009 compared to 2008. Television gross profit margins were 57% in 2009 compared to 36% in 2008.

WPT Online.  Online revenues increased $398,000 to $680,000 in 2009, from $282,000 in 2008. Online gaming revenues decreased $111,000 between years. In 2009, our online gaming revenues were derived from affiliate revenues whereas in 2008 our online gaming revenues were derived from the WPT-branded online gaming website. In November, 2008, we terminated the WPT-branded online gaming website. Affiliate revenues in 2009 had no cost of revenues whereas the WPT-branded online gaming website had $181,000 of cost of revenues in 2008.

Non-gaming revenues increased $509,000 between years due to increased membership in ClubWPT.com which was launched in the first quarter of 2008. ClubWPT.com cost of revenues increased $280,000 to $292,000 in 2009 from $12,000 in 2008 due to increased revenues. ClubWPT.com gross profit margins increased to 45% in 2009 from 37% in 2008. As total membership increased, we realized improved gross profit margins from economies of scale.

WPT Global Marketing.  Global marketing revenues decreased $48,000 to $932,000 in 2009, from $980,000 in 2008. Product licensing, event hosting and sponsorship revenues were similar between years. A decrease in licensing revenues from one significant licensee was offset by an increase in licensing revenues from another significant licensee. Other global marketing revenues decreased $35,000 in 2009 compared to 2008 due to the expiration of a DVD distributor agreement in 2008. Global marketing gross profit margins increased to 92% in 2009 from 91% in 2008.

The following table sets forth selling, general and administrative expense information for our three continuing business segments (amounts in thousands):

	Three months ended
	March 29, 2009	March 30, 2008	% Change
Operational expenses	$151	$456	(67)%
Selling and marketing expenses	795	1,172	(32)%
General and administrative expenses	2,237	3,328	(33)%
	$3,183	$4,956	(36)%

Selling, General and Administrative Expense.  Selling, general and administrative expense decreased $1,773,000 to $3,183,000 in 2009, from $4,956,000 in 2008. Selling, general and administrative expense consists of operational costs to manage websites and software, sales and marketing expenses and general administrative expenses.

Operational expenses decreased $305,000 in 2009. Costs associated with our domestic website decreased $105,000 in 2009 due to lower maintenance costs. Costs associated with our WPT-branded online gaming website decreased $194,000 in 2009 because we terminated our WPT-branded online gaming website in the fourth quarter of 2008.

Sales and marketing expenses decreased $377,000 in 2009. Costs decreased primarily due to the shutdown of our WPT-branded online gaming website. In the first half of 2008, we heavily marketed our WPT-branded online gaming website and costs associated with advertising, promotions and affiliates for online gaming decreased $531,000 in 2009. In 2009, costs associated with our sponsorship of the Amateur Poker League decreased $88,000. Other sponsorship costs increased $235,000 in 2009 due to the termination of our spokesperson contract with Antonio Esfandiari.

General administrative expenses decreased $1,091,000 in 2009. The decrease was primarily due to personnel reductions in 2008 that resulted in $905,000 in lower payroll and related costs in 2009. Legal expense decreased $218,000 in 2009 as litigation was settled in the second quarter of 2008. Offsetting these lower 2009 costs was $260,000 of higher bad debt expense from the third party system provider for ClubWPT.

Asset Impairment.  We recorded an impairment charge against our investment in Cecure Gaming in the third quarter of 2008 due to difficulties Cecure Gaming was having in obtaining working capital to finance their business development over the next several years that resulted in a significant reduction in staffing. Financing difficulties continued into 2009 and we recorded an additional $1,000,000 impairment charge in the three months ended March 29, 2009. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge.

Other Income.  Net interest income decreased $282,000 in 2009 compared to 2008, primarily due to lower interest rates and lower balances of investments in cash equivalents and debt securities. We recorded a $211,000 increase in interest income in 2009 in marking our ARS portfolio to fair value and a corresponding decrease in interest income in marking to fair value the rights that our broker gave us to compel them to repurchase our auction rate securities.

Income Taxes.  The Company expects to pay federal alternative minimum tax on the utilization of net operating losses in 2009 and California income taxes due to the suspension of the availability of net operating losses in 2009. The income tax benefit for the three months ended March 29, 2009 is based on the estimated effective income tax rate for 2009. There was no income tax benefit for the three months ended March 30, 2008 due to the net loss for the period.

The following table sets forth selling, general and administrative expense information for our discontinued business segment (amounts in thousands):

	Three months ended
	March 29, 2009	March 30, 2008	% Change
Operational expenses	$57	$25	128%
Selling and marketing expenses	247	132	87%
General and administrative expenses	503	371	36%
Shut down provision	211	—	—%
	$1,018	$528	93%

Discontinued WPT China Operations.  In January 2009, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in this business are greater than the Company is willing to expend. In March 2009, the Company shut down the operations of WPT China while continuing to look for a strategic partner to acquire the WPT China assets.

We incurred $807,000 in 2009 and $528,000 in 2008 of selling, general and administrative expenses. Higher 2009 expenses resulted from $135,000 of higher payroll costs and $96,000 of higher Traktor Poker Tour fees. We also incurred $211,000 in costs in 2009 to shut down the WPT China operations. We expect to incur approximately $139,000 in the second quarter of 2009 to complete the shut down of operations.

Business Outlook

For the second quarter and full year 2009, we expect:

•                    FSN to air 26 all-new episodes of Season Seven of the WPT television series: 13 episodes aired in the first quarter, and eleven episodes will air in the second quarter and two episodes will air in the third quarter.

•                    To recognize foreign sponsorship revenues for Season Seven of the WPT television series beginning in the fourth quarter. Foreign sponsorship revenues for Season One of the PPT television series and Seasons Four through Six of the WPT television series will also be recognized in 2009.

•                    To complete production of Season Seven of the WPT television series and begin production of Season Eight. Season Eight production costs should be lower than Season Seven production costs.

•                    Lower general and administrative expenses compared to the same period in 2008.

•                    Lower selling and marketing costs compared to the same period in 2008.

•                    To incur approximately $139,000 of additional costs to shut down the operations of WPT China in the second quarter of 2009.

Liquidity and Capital Resources

During the three month ended March 29, 2009, cash and cash equivalents and investments in debt securities and put rights increased $2.7 million to a combined balance of $20.2 million. We borrowed $2.7 million from the broker that holds our ARS portfolio and this source of cash was the reason for the increase in cash and investment balances. Cash flows from operating activities of continuing operations were $805,000 in 2009 compared to ($2,131,000) in 2008. Increases in revenues and reductions in production costs and selling, general and administrative expenses in 2009 were the primary reasons for the improvement between years. Our principal operating cash requirements consist of payroll and benefits, office leases, television production, professional and consulting fees, business insurance and sales and marketing costs. Cash flows from investing activities decreased to ($270,000) in 2009 from $3,864,000 in 2008. The decrease was caused by fewer net redemptions of investments in 2009. Cash flows from financing activities increased to $2,652,000 from none in 2008. The 2009 cash flows were from the draw down of the line of credit in February 2009.

We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of the WPT television series, ClubWPT and WPT Global Marketing, and for general corporate purposes. We anticipate our overall selling, general and administrative expenses will decrease in future periods. We eliminated sales and marketing expenditures related to our online gaming website and WPT China and we significantly reduced payroll and related costs in 2008. We expect to continue to benefit from these cost reductions throughout the remainder of 2009.

As of March 29, 2009, we had $3.9 million invested in ARS and rights to put the ARS back to the broker that sold them to us. Historically, ARS have been liquid with interest rates resetting every 7 to 35 days by an auction process. However, beginning in February 2008, auctions for ARS held by us failed as a result of liquidity issues experienced in the global credit and capital markets. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will continue to be limited until there is a successful auction or until such time as other markets for ARS develop.

We entered into an agreement with the broker that holds our ARS that requires the broker to buy the ARS from us at par during the period June 30, 2010 to July 2, 2012. We are required to sell the ARS to the broker prior to that period if they decide to buy the ARS at par value for any reason. The broker provided us with a line of credit, secured by ARS held by that broker, equal to 75% of the fair value of the ARS held by that broker. We borrowed $2,661,000 under the line of credit agreement in February 2009.  At March, 29, 2009, $2,651,000 was outstanding under the line of credit.

We expect that cash, cash equivalents, investments in debt securities and put rights and borrowings on the credit line secured by our ARS portfolio will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months even considering the current liquidity issues with the ARS. General economic and capital market conditions are rapidly changing, are unpredictable and the impact on our business is not within our control. If we need to raise working capital, we may need to seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions, the availability of which is highly uncertain.

Contractual Obligations, Commitments and Off-balance Sheet Arrangements

The table below sets forth our contractual obligations as of March 29, 2009 (in thousands):

	Payments due by period (in thousands)
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond
Operating leases (1)	$2,019	$908	$1,111	$—	$—
Purchase obligations	385	297	88	—	—
	$2,404	$1,205	$1,199	$—	$—

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

Nasdaq Stock Market Listing Compliance

On August 14, 2008, the Nasdaq Stock Market notified us that we were not in compliance with the minimum stock listing price requirements of Nasdaq Marketplace Rule 4450(a)(5) as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of the Company’s common stock at this time. The Nasdaq Marketplace Rules provide the Company with 180 calendar days to regain compliance, which will require the bid price of the Company’s common stock to remain above $1.00 for a minimum of 10 consecutive business days.

On October 16, 2008, Nasdaq announced the suspension of the enforcement of the rules requiring a minimum $1.00 closing bid price. The term of the suspension was extended by Nasdaq on December 19, 2008 and again on March 23, 2009. As a result of the decision to suspend enforcement of the rules requiring a minimum $1.00 closing bid price through July 19, 2009, Nasdaq has granted the Company an extension until November 16, 2009 to become in compliance with Nasdaq Marketplace Rule 4450(a)(5). The Company will continue to execute its business plan to provide an opportunity to demonstrate value to the investment community and regain Nasdaq compliance. In addition, the Board of Directors have asked the stockholders for authority to effect a reverse stock split to regain compliance with the minimum $1.00 closing bid price rule should the Board determine that the reverse stock split is in the best interests of stockholders.

Critical Accounting Estimates

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes that there have been no significant changes during the three months ended March 29, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Recently Issued Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” for information about recently issued accounting pronouncements.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement.  Our forward-looking statements generally relate to plans for future expansion and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, see “Part II — Other Information, Item 1A. Risk Factors” and the risk factors described in our Form 10-K for the year ended December 28, 2008 for risk factors that may impact our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, short-term municipal bonds, corporate preferred securities, certificates of deposit and ARS, including related put rights. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments, or for our ARS portfolio because interest rates reset to market rates frequently. As of March 29, 2009, the carrying value of our cash and cash equivalents approximated fair value. We have in the past and our strategy for the future is to obtain marketable debt securities (principally consisting of government securities, commercial paper and corporate bonds) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 9. Contingencies” for information about legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the risk factors set forth below include any material changes to the risk factors that you should carefully consider as discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

GSN did not exercise its right to broadcast future seasons of the WPT and our broadcast agreement with FSN does not provide for any broadcast fees to be paid to us, which could materially and adversely affect our results of operations.

License fees received from U.S. broadcasters have been our most significant source of revenue. Although we entered into a distribution agreement with FSN in September 2008 to broadcast Season Seven of the WPT television series, the FSN agreement does not provide for any license fees to be paid to us for the broadcast rights. We generate fees from sponsors by integrating sponsor logos and other advertising materials into our programs and around the broadcast of the shows. In November 2008, we entered into a sponsorship agreement with FullTiltPoker.net to sponsor Season Seven of the WPT television series in the U.S. and Mexico. In the first quarter of 2009, we entered into sponsorship agreements with Poker Stars to sponsor Season Seven in Canada, certain European countries, Mexico and South America. There is no assurance that we will be able to find sufficient sponsors for Season Seven of the WPT television series that will pay us amounts aggregating the fees paid by GSN and international television sponsors and licensees for Season Six of the WPT television series. In January 2009, we entered into a distribution agreement with FSN to broadcast Season Eight of the WPT television series. We do not yet have any sponsors for Season Eight. We may be required to pay the cost to produce Season Eight shows for FSN and depending on the amount of sponsor revenues we are able to generate, the lack of license fees in our FSN agreements could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ClubWPT.com business is currently heavily dependent upon television as a primary source for the generation of new subscribers and we need to find a more cost effective marketing tool to generate new subscribers, which if not achieved could materially and adversely affect our results of operations.

We spent $927,000 in the fourth quarter of 2008 and $220,000 in the first quarter of 2009 to produce 13 one hour ClubWPT.com television shows to build awareness and drive traffic to our online subscription website ClubWPT.com. We were disappointed with the rate at which we converted ClubWPT.com television viewers to paying subscription customers at ClubWPT. In order for the ClubWPT business to become a viable business, we need to identify a more cost efficient marketing tool to generate new subscribers for ClubWPT. The number of paid subscribers at ClubWPT increased in the first quarter, but we expect the number of paid subscribers to decrease in future quarters due to the lack of spending on marketing for new players.

Our reliance on Centaurus Games, LLC as a third party systems provider is subject to system security risks and business viability risks that could disrupt services provided to ClubWPT.com customers, and any such disruption could reduce our revenue, increase our expenses and harm our reputation.

Experienced computer programmers and hackers may be able to penetrate Centaurus’ network security and misappropriate confidential information, create system disruptions or cause shutdowns. In addition, computer programmers and hackers may be able to develop and deploy viruses, worms and other malicious software programs that attack their products or otherwise exploit security vulnerabilities in their products. As a result, we could lose existing or potential customers. Furthermore, we are Centaurus’ primary source of revenue. If we or other Centaurus customers do not provide sufficient business to them, they will face significant financial pressures. In the fourth quarter of 2008 and the first quarter of 2009, Centaurus experienced a cash flow shortfall and we agreed to defer the payment of certain amounts owed by Centaurus to us. It is possible that the deferral of the payment of amounts owed by Centaurus to us will continue throughout 2009. If Centaurus is not able to raise additional funding to finance their business, or if we or other Centaurus customers are not able to generate sufficient business for Centaurus, then Centaurus may not be able to continue to be a viable vendor for us. Our efforts to address these risks could result in interruptions, delays, cessation of service and loss of existing or potential customers that may reduce our revenues, increase our expenses and harm our reputation.

We may incur additional impairment charges to our auction rate securities portfolio and we are dependent on UBS AG to repurchase these investments from us.

As of March 29, 2009, we had $3,900,000 of principal invested in auction rate securities. The types of ARS investments that we own are backed by student loans, are guaranteed under the Federal Family Education Loan Program and are AAA or

Aaa rated. The estimated fair value of our ARS holdings at March 29, 2009 was $3,506,000, which reflects a $394,000 impairment loss.

We entered into an agreement with UBS that requires UBS to buy our ARS at par value during the period June 30, 2010 to July 2, 2012. We have valued that right at $394,000 at March 29, 2009. We have given UBS the right to sell our ARS before that period if they are able to find a buyer that is willing to pay par value for our ARS. UBS has provided a $2,661,000 line of credit to us, secured by the ARS held by them, which we drew down in February 2009. At March 29, 2009, $2,651,000 was outstanding under the line of credit.

UBS’s obligation to repurchase our ARS is not secured by their assets and does not require UBS to obtain any financing to support their performance obligations. UBS has disclaimed any assurance that they will have sufficient financial resources to satisfy their obligations and the obligations are not guaranteed by any other party.

If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may need to further impair the value of our ARS portfolio, which could negatively affect our financial condition and results of operations. We are also dependant on UBS to repurchase our ARS portfolio at par value and that obligation is subject to performance risk on the part of UBS.

We received a Nasdaq staff determination letter on August 14, 2008, notifying us that we were not in compliance with the minimum stock listing price requirements of Nasdaq Marketplace Rule 4450(a)(5) and if we are delisted from Nasdaq, the price of our common stock could drop.

Under Nasdaq Marketplace rules, if the closing bid price of our common stock is below $1.00 for 30 consecutive business days, we could be delisted from the Nasdaq Global Market. Nasdaq Marketplace rules provide the Company with 180 calendar days to regain compliance, which will require the bid price of the Company’s common stock to remain above $1.00 for a minimum of 10 consecutive business days. If we do not regain compliance with this rule, Nasdaq Staff will provide written notification that our securities will be delisted. On October 16, 2008, Nasdaq announced the suspension of the enforcement of rules requiring a minimum $1.00 closing bid price. This term of the suspension was extended by Nasdaq on December 19, 2008 and March 23, 2009 and the suspension will remain in effect through November 16, 2009. We have until November 16, 2009 to become in compliance with Nasdaq Marketplace Rule 4450(a)(5). The Board of Directors have asked the stockholders for authority to effect a reverse stock split to regain compliance with the minimum $1.00 closing bid price rule should the Board determine that the reverse stock split is in the best interests of stockholders.

Due to the international nature of our WPT China business, political or economic changes or other factors could reduce our future revenue, increase costs and harm our investment in this business. We are also dependant on third parties to develop and market our operations in China, and we have little control over their day-to-day operations and have no way to ensure that we can monetize our China operations effectively.

In March 2009, we decided to shut down the operations of WPT China while continuing to look for a strategic partner to acquire the WPT China assets. These risk factors are now less significant to us due to our reduced business presence in China.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2009	WPT ENTERPRISES, INC.
Registrant

/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Thomas Flahie
Thomas Flahie
Interim Chief Financial Officer