Form 10-Q/A
period 2009-03-29
WPT ENTERPRISES INC
filed 2009-05-18
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 18, 2009 there were 20,603,333 shares of Common Stock, $0.001 par value per share, outstanding.

Explanatory Note:  We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (the “Report”) for the purpose of restating the condensed consolidated statement of cash flows for the three months ended March 29, 2009. The classification of the $211,000 change in value of the ARS portfolio is now included as an element of net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows. This amount was previously reflected as an element of net cash provided by (used in) investing activities. Other than the change described above, an additional footnote that explains the change in presentation and a conforming change to a related paragraph in Management’s Discussion and Analysis of Financial Condition and Results of Operations, this Form 10-Q/A does not modify or update the information provided in the Report in any way.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 29, 2009 (Restated)	March 30, 2008
	(In thousands)
Operating Activities:
Net loss	$(1,505)	$(2,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	984	528
Depreciation and amortization	194	157
Share-based compensation	60	314
Asset impairment	1,000	—
Loss on sale of assets	22	—
Change in value of put rights	211	—
Change in value of ARS portfolio	(211)	—
Bad debt provision	239	—
Increase in operating (assets) and liabilities:
Accounts receivable	2	953
Deferred television costs	558	171
Other	207	76
Accounts payable	(46)	111
Accrued expenses	(155)	(727)
Deferred revenue	(966)	(886)
Net cash provided by (used in) operating activities of continuing operations	594	(2,131)
Net cash used in operating activities of discontinued operations	(440)	(558)
Net cash provided by (used in) operating activities	154	(2,689)

Investing Activities:
Purchase of property and equipment	(59)	(225)
Purchases of available for sale debt securities	—	(11,187)
Sales/redemptions of available for sale debt securities	—	15,376
Net cash provided by (used in) investing activities of continuing operations	(59)	3,964
Net cash used in investing activities of discontinued operations	—	(100)
Net cash provided by (used in) investing activities	(59)	3,864

Financing Activities:
Borrowing under line of credit	2,661	—
Repayments under line of credit	(10)	—
Proceeds from exercise of stock options	1	—
Net cash provided by financing activities	2,652	—

Net increase in cash and cash equivalents	2,747	1,175
Cash and cash equivalents at beginning of period	11,497	3,852
Cash and cash equivalents at end of period	$14,244	$5,027

Supplemental Cash Flow Information:
Cash paid for interest	$2	$—

See notes to unaudited condensed consolidated financial statements.

11. RESTATEMENT OF THE CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

The condensed consolidated statement of cash flows for the three months ended March 29, 2009 has been restated to change the presentation of the $211,000 change in value of the ARS portfolio to an element of net cash provided by (used in) operating activities. This amount was previously reflected as an element of net cash provided by (used in) investing activities. The change in presentation decreased net cash provided by (used in) operating activities by $211,000 and increased net cash provided by (used in) investing activities by $211,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the three month ended March 29, 2009, cash and cash equivalents and investments in debt securities and put rights increased $2.7 million to a combined balance of $20.2 million. We borrowed $2.7 million from the broker that holds our ARS portfolio and this source of cash was the reason for the increase in cash and investment balances. Cash flows from operating activities of continuing operations were $594,000 in 2009 compared to ($2,131,000) in 2008. Increases in revenues and reductions in production costs and selling, general and administrative expenses in 2009 were the primary reasons for the improvement between years. Our principal operating cash requirements consist of payroll and benefits, office leases, television production, professional and consulting fees, business insurance and sales and marketing costs. Cash flows from investing activities decreased to ($59,000) in 2009 from $3,864,000 in 2008. The decrease was caused by fewer net redemptions of investments in 2009. Cash flows from financing activities increased to $2,652,000 from none in 2008. The 2009 cash flows were from the draw down of the line of credit in February 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2009	WPT ENTERPRISES, INC.
Registrant

/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Thomas Flahie
Thomas Flahie
Interim Chief Financial Officer