Form 10-Q
period 2009-06-28
WPT ENTERPRISES INC
filed 2009-08-12
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

As of August 12, 2009, there were 20,603,333 shares of Common Stock, $0.001 par value per share outstanding.

WPT ENTERPRISES, INC.

INDEX

			Page of
			Form 10-Q
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Unaudited Condensed Consolidated Balance Sheets as of June 28, 2009 and December 28, 2008	1

		Unaudited Condensed Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings (Loss) for the three and six months ended June 28, 2009 and June 29, 2008	2

		Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2009 and June 29, 2008	3

		Notes to Unaudited Condensed Consolidated Financial Statements	4

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

	ITEM 4.	CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	20

	ITEM 1A.	RISK FACTORS	20

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

	ITEM 6.	EXHIBITS	22

SIGNATURES			23

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WPT ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 28, 2009	December 28, 2008
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$13,434	$11,497
Investments in debt securities	2,540	2,088
Accounts receivable, net of allowances of $662 and $158	2,037	2,099
Deferred television costs	1,529	2,285
Other	231	666
Current assets of discontinued operations	—	401
	19,771	19,036

Investments in debt securities and put rights	5,342	3,900
Property and equipment, net	971	1,293
Investment in Cecure Gaming	—	1,000
Other	483	537
Long-term assets of discontinued operations	—	115
	$26,567	$25,881

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$158	$487
Accrued payroll and related	399	269
Operating lease reserve	464	456
Other accrued expenses	523	693
Line of credit	2,647	—
Deferred revenue	1,228	1,913
	5,419	3,818

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,603 and 20,492 shares issued and outstanding, respectively	21	20
Additional paid-in capital	44,685	44,561
Deficit	(23,550)	(22,521)
Accumulated other comprehensive gain (loss)	(8)	3
	21,148	22,063
	$26,567	$25,881

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings (Loss)

(Unaudited)

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In thousands, except per share data)
Revenues:
Television	$3,040	$3,402	$6,605	$7,002
ClubWPT	585	54	1,115	73
Product licensing	366	573	1,043	1,260
Event hosting and sponsorship	448	691	1,021	1,018
Other	134	352	315	681
	4,573	5,072	10,099	10,034

Cost of revenues	1,637	2,784	3,702	5,454
Gross profit	2,936	2,288	6,397	4,580

Selling, general and administrative expense	2,277	5,838	5,460	10,794
Asset impairment	—	—	1,000	—
Earnings (loss) from operations	659	(3,550)	(63)	(6,214)

Other income:
Gain on sale of investment	—	—	—	11
Interest, net	31	248	103	601
Earnings (loss) from continuing operations before income taxes	690	(3,302)	40	(5,602)

Income taxes	(117)	—	12	—
Earnings (loss) from continuing operations	573	(3,302)	52	(5,602)

Loss from discontinued operations, net of income taxes (including $95 and $306 for shutdown in 2009)	(97)	(581)	(1,081)	(1,109)
Net earnings (loss)	476	(3,883)	(1,029)	(6,711)

Unrealized gain (loss) on securities	(4)	40	(11)	(1,045)

Comprehensive earnings (loss)	$472	$(3,843)	$(1,040)	$(7,756)

Earnings (loss) per common share from continuing operations - basic and diluted	$0.03	$(0.16)	$—	$(0.27)
Loss per common share from discontinued operations - basic and diluted	(0.01)	(0.03)	(0.05)	(0.06)
Net earnings (loss) per common share - basic and diluted	$0.02	$(0.19)	$(0.05)	$(0.33)

Weighted-average common shares outstanding - basic	20,603	20,603	20,603	20,603
Common stock equivalents	468	—	209	—
Weighted-average common shares outstanding - diluted	21,071	20,603	20,812	20,603

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 28, 2009	June 29, 2008
	(In thousands)
Operating Activities:
Net loss	$(1,029)	$(6,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	1,081	1,109
Depreciation and amortization	368	339
Share-based compensation	124	617
Asset impairment	1,000	—
Loss on sale of assets	22	—
Change in value of put rights	150	—
Change in value of ARS portfolio	(150)	—
Bad debt provision	504	—
Change in operating assets and liabilities:
Accounts receivable	(442)	1,395
Deferred television costs	756	1,336
Other	489	61
Accounts payable	(329)	202
Accrued expenses	(43)	(714)
Deferred revenue	(685)	(1,745)
Net cash provided by (used in) operating activities of continuing operations	1,816	(4,111)
Net cash used in operating activities of discontinued operations	(565)	(983)
Net cash provided by (used in) operating activities	1,251	(5,094)

Investing Activities:
Purchase of property and equipment	(68)	(373)
Purchases of available for sale debt securities	(1,894)	(11,187)
Sales/redemptions of available for sale debt securities	—	18,475
Net cash provided by (used in) investing activities of continuing operations	(1,962)	6,915
Net cash used in investing activities of discontinued operations	—	(100)
Net cash provided by (used in) investing activities	(1,962)	6,815

Financing Activities:
Increase in restricted cash	—	(136)
Borrowing under line of credit	2,661	—
Repayments under line of credit	(14)	—
Proceeds from exercise of stock options	1	—
Net cash provided by (used in) financing activities	2,648	(136)

Net increase in cash and cash equivalents	1,937	1,585
Cash and cash equivalents at beginning of period	11,497	3,852
Cash and cash equivalents at end of period	$13,434	$5,437

Supplemental Cash Flow Information:
Cash paid for interest	$11	$—

See notes to unaudited condensed consolidated financial statements.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by management of WPT Enterprises, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted. For further information, please refer to the annual audited financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, from which the information as of that date is derived. Events through August 12, 2009 were evaluated to determine if adjustments to or disclosure in these condensed consolidated financial statements were necessary. Prior period revenues for ClubWPT and online gaming were reclassified in order to conform to the current period presentation.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim periods are not necessarily indicative of the results to be expected for the full year. The accounting estimates that require the most significant, difficult and subjective judgments include:

•                  the valuation of investments in debt securities and put rights;

•                  the valuation of non-marketable equity investments;

•                  the determination of current and deferred income taxes;

•                  the ultimate amount of estimated television revenues and costs;

•                  the recognition of revenues; and

•                  the valuation of share-based compensation.

The Game Show Network licensed Season Six of the World Poker Tour (“WPT”) and represented 0% and 41% of the Company’s total revenue for the three months ended June 28, 2009 and June 29, 2008, respectively and 0% and 45% of the Company’s total revenue for the six months ended June 28, 2009 and June 29, 2008, respectively. Fox Sports Net (“FSN”) is broadcasting Season Seven of the WPT television series in 2009 and FullTiltPoker.net is the sponsor of the television series in the U.S. and Mexico. FullTiltPoker.net represented 30% and 0% of the Company’s total revenue for the three months ended June 28, 2009 and June 29, 2008, respectively and 29% and 0% of the Company’s total revenue for the six months ended June 28, 2009 and June 29, 2008, respectively. PartyGaming Plc (“PartyGaming”) is one international sponsor of the Season One of the Professional Poker Tour (“PPT”) and Seasons Four through Six of the WPT. PartyGaming represented 35% and 12% of the Company’s total revenue for the three months ended June 28, 2009 and June 29, 2008, respectively and 30% and 13% of the Company’s total revenue for the six months ended June 28, 2009 and June 29, 2008.

Included in accounts receivable at June 28, 2009 are amounts billed to FullTiltPoker.net, PartyGaming and Hands-On Mobile that are 28%, 32% and 16% of the total balance, respectively. Included in accounts receivable at December 28, 2008 are amounts billed to FullTiltPoker.net, PartyGaming and Hands-On Mobile that are 39%, 24% and 15% of the total balance, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope and was effective upon initial adoption of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the first quarter of 2009. FSP 157-1, FSP 157-2 and SFAS 157 for all non-financial assets and non-financial liabilities were adopted in the first quarter of 2009 and the adoption of these new accounting standards did not have a significant impact on the consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. FSP 157-4 provides guidance in the application of SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased and when circumstances indicate that a transaction is not orderly. In April 2009, the FASB also issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments. FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance for debt securities and the presentation and disclosure requirements of other-than-temporary impairments of debt and equity securities. In April 2009, the FASB also issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 amends SFAS 107 to require disclosures about the fair value of financial instruments for interim reporting periods and in annual financial statements and also amends APB Opinion 28 to require disclosures in summarized financial information for interim reporting periods. FSP 157-4, FSP 115-2 and FSP 124-2, and FSP 107-1 and APB 28-1 were adopted in the second quarter of 2009 and the adoption of these new accounting standards did not have a significant impact on the consolidated financial statements.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 which establishes accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. Among the effects of SFAS 160 is the exclusion from net income (loss) of the noncontrolling or minority interest therein and the relocation of such noncontrolling or minority interest to the stockholders’ equity section of the balance sheet. SFAS 160 was adopted in the first quarter of 2009 and the new accounting standard did not have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding derivative instruments and hedging activities. SFAS 161 was adopted in the first quarter of 2009 and the new accounting standard did not have a significant impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim periods ending after June 15, 2009. SFAS 165 was adopted in the second quarter of 2009 and the new accounting standard did not have a significant impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the authoritative source of U.S. accounting standards and is effective in the third quarter of 2009. The Codification changes the referencing of U.S. accounting standards but is not intended to change existing U.S. accounting standards.

3. INVESTMENTS IN DEBT SECURITIES AND PUT RIGHTS

As of June 28, 2009, investments in debt securities and put rights consist of the following (in thousands):

Description	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year (all available for sale)
Short-term municipal bonds	$800	$2	$802
Corporate preferred securities	726	(2)	724
Certificates of deposit	1,014	—	1,014
	$2,540	$—	$2,540

Description	Cost	Realized/ Unrealized Gains/(Losses)	Fair Value
Maturity 1 year to 5 years
Auction rate securities (trading securities)	$3,295	$150	$3,445
Put rights (trading securities)	605	(150)	455
Corporate preferred securities (available for sale)	534	(6)	528
Certificates of deposit (available for sale)	916	(2)	914
	$5,350	$(8)	$5,342

Investments in debt securities and put rights that are classified as available for sale or trading securities are the only assets or liabilities that the Company is required to measure at their estimated fair value on a recurring basis. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in SFAS 157 as follows:

Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date.

Level 2 inputs — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 inputs — Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability in an orderly market. Management develops these inputs based on the best information available, including internally-developed data and third party valuation models.

In estimating fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. None of the Company’s financial instruments are measured based on Level 2 inputs.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 28, 2009, financial assets that are measured and recorded at fair value on a recurring basis consist of the following (in thousands):

Description	Level 1	Level 3	Total
Short-term municipal bonds	$802	$—	$802
Corporate preferred securities	1,252	—	1,252
Certificates of deposit	1,928	—	1,928
Auction rate securities	—	3,445	3,445
Put rights	—	455	455
Total assets at estimated fair value	$3,982	$3,900	$7,882

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

The following table summarizes activity in the Company’s ARS portfolio and put rights (in thousands):

Description	ARS	Put Rights	Total
Balance — December 28, 2008	$3,295	$605	$3,900
Change in value of put rights, included in earnings	—	(150)	(150)
Change in value of ARS portfolio, included in earnings	150	—	150
Settlements, net of purchases	—	—	—
Balance — June 28, 2009	$3,445	$455	$3,900

In November 2008, the Company accepted an offer from UBS AG (“UBS”) that created new rights and obligations related to the ARS portfolio (the “Put Rights”). The Put Rights permit the Company to require UBS to purchase the ARS at par value, at any time during the period of June 30, 2010 through July 2, 2012. UBS also has the right, in its discretion, to purchase or sell the ARS at any time until July 2, 2012, so long as par value is received. The Company expects to sell the ARS under the Put Rights. However, if the Put Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy the ARS.

UBS’s obligations under the Put Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Rights and UBS’s obligations are not guaranteed by any other party.

The Put Rights represent an asset that is separate from the ARS. The Company initially recorded $605,000 as the fair value of the Put Rights asset in interest income. The Company also elected to measure the Put Rights at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets. As a result, unrealized gains and losses are included in interest income and the value of the Put Rights increased by $61,000 in the three months ended June 28, 2009 and decreased by $150,000 in the six months ended June 28, 2009. The Company did not elect the fair value option for its other financial assets and liabilities.

In connection with the acceptance of the UBS offer in November 2008, the Company transferred the ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise the Put Rights during the period June 30, 2010 to July 3, 2012. Prior to the agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the $605,000 unrealized loss on ARS was included in accumulated other comprehensive gain (loss). Upon transfer to trading securities, the Company recognized a $605,000 reduction in interest income. Unrealized gains and losses are included in interest income and the value of the ARS portfolio decreased by $61,000 in the three months ended June 28, 2009 and increased by $150,000 in the six months ended June 28, 2009. Prior to accepting the UBS offer, the ARS were recorded as investments available-for-sale.

UBS provided the Company with a line of credit, secured by ARS held by UBS, equal to 75% of the estimated fair value of the ARS. The Company borrowed $2,661,000 under the line of credit from UBS in February 2009. Interest is charged at the actual interest rate earned by the ARS. The line of credit is due upon demand. At June 28, 2009, $2,647,000 was outstanding under the line of credit.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents and restricted cash approximates fair value as measured using level 1 inputs due to the short period of time to maturity. Investments in debt securities and put rights are measured and recorded at fair value on a recurring basis and information about these investments is in Note 3. The investment in Cecure Gaming was fully impaired in the first quarter of 2009 and information about the impairment of this investment is in Note 5. The fair value of the Company’s line of credit is not practicable to estimate because the line of credit, the ARS collateral, the Put rights and the settlement of certain litigation rights are all interrelated and result from a settlement by UBS with regulators, attorneys general and others.

As of June 28, 2009, the estimated fair values of financial instruments are as follows (in thousands):

	Carrying Amount	Fair Value
Cash equivalents	$12,140	$12,140
Investments in debt securities and put rights	7,882	7,882
Investment in Cecure Gaming	—	—
Restricted cash	384	384
Line of credit	(2,647)	Not estimated

5. ASSET IMPAIRMENT

In 2006, the Company paid $2,923,000 for an interest (currently 8%) in Cecure Gaming Ltd., a developer and operator of mobile phone casino games. The Company recorded a $1,923,000 impairment charge in the third quarter of 2008 related to difficulties Cecure was having in obtaining working capital to finance its business development that resulted in a significant reduction in staffing. Cecure’s financing difficulties continued into 2009 and the Company recorded an additional $1,000,000 impairment charge in the first quarter of 2009. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge. The implied fair value measurement was calculated using financial metrics and ratios of comparable public companies and was measured using Level 3 inputs unobservable inputs with significant management judgment to value this investment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of this investment.

6. SHARE-BASED COMPENSATION

Share-based compensation expense was $64,000 and $124,000 for the three and six months ended June 28, 2009, respectively and $303,000 and $617,000 for the three and six months ended June 29, 2008, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options.

The following values represent the average per grant assumptions used to value options granted during the three and six months ended June 28, 2009 and June 29, 2008. There have been no significant changes to the assumptions thus far in 2009 and none are expected during the remainder of 2009.

Key valuation assumptions	Three months ended June 28, 2009	Three months ended June 29, 2008	Six months ended June 28, 2009	Six months ended June 29, 2008
Risk-free interest rate	2.47%	3.38%	2.27%	3.38%
Expected term	6.25 years	6 years	6.25 years	6 years
Expected dividend yield	0%	0%	0%	0%
Expected volatility	88.42%	69.95%	87.85%	69.95%
Forfeiture rate	24.11%	14.14%	24.11%	14.14%
Weighted-average fair value	$0.57	$0.82	0.38	$0.82

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes stock option activity during the six months ended June 28, 2009:

		Number of Common Shares
	Options		Available	Weighted-avg.
	outstanding	Exercisable	for grant	exercise price
Balance at December 28, 2008	2,314,589	1,106,921	873,418	$3.83
Granted	529,000	—	(529,000)	0.50
Forfeited/canceled/exchanged	(1,238,333)	—	1,238,333	5.55
Exercised	(111,340)	—	—	0.0049
Balance at June 28, 2009	1,493,916	189,677	1,582,751	$1.51

The following table summarizes significant ranges of outstanding and exercisable options as of June 28, 2009:

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted-avg. remaining contractual life (in years)	Weighted-avg. exercise price	Aggregate intrinsic value	Number exercisable	Weighted-avg. exercise price	Aggregate intrinsic value
$0.37 — 1.87	1,257,250	9.53	$0.52	$907,660	9,746	$1.37	$—
4.26 — 8.00	223,666	6.36	6.26	—	166,931	6.49	—
14.51 — 19.50	13,000	5.45	14.89	—	13,000	14.89	—
	1,493,916	9.02	$1.51	$907,660	189,677	$6.81	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.25 on June 28, 2009, which would have been received by the option holders had they exercised their options as of that date. As of June 28, 2009, there were no exercisable “in-the-money” stock options. The total intrinsic value of options exercised during the three and six months ended June 28, 2009 was $0 and $44,000, respectively.

As of June 28, 2009, total unrecognized compensation cost related to non-vested options was $690,000, which is expected to be recognized over the next 40 months on a weighted-average basis.

7. DISCONTINUED WPT CHINA OPERATIONS

In January 2009, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in that business was greater than the Company was willing to expend. In March 2009, the Company shut down the operations of WPT China while continuing to look for a strategic partner to acquire the WPT China assets. The financial results of WPT China have been reclassified as discontinued operations.

The Company incurred $306,000 of costs to shutdown the WPT China business during the six months ended June 28, 2009, consisting of $30,000 of employee severance, $170,000 of contract termination costs and $106,000 of software write down costs. During the three months ended June 28, 2009, the Company incurred $95,000 of shutdown costs.

Summarized operating results information for the WPT China business is as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues	$—	$—	$—	$—
Loss before income taxes	(95)	(581)	(1,113)	(1,109)
Income taxes	(2)	—	32	—
Loss from discontinued operations	(97)	(581)	(1,081)	(1,109)

Summarized balance sheet information for the WPT China business is as follows (in thousands):

	June 28, 2009	December 28, 2008
Cash and cash equivalents	$—	$168
Other current assets	—	233
Property and equipment, net	—	115

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

8. INCOME TAXES

The Company expects to pay federal alternative minimum tax on the utilization of federal net operating losses in 2009 and California income taxes due to the suspension of the availability of California net operating losses in 2009. The Company utilizes net operating losses from operations before utilizing net operating losses generated from the exercise of stock options. The income tax benefit/provision for the three and six months ended June 28, 2009 is based on the estimated effective income tax rate for 2009. There was no income tax benefit for the three and six months ended June 29, 2008 due to the net losses for the periods. Based on the Company’s relatively limited and volatile earnings history, the Company recorded a full valuation allowance for the net deferred tax assets as management currently believes it is more likely than not that deferred tax assets will be realized in the foreseeable future.

9. NET EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to Company employees are included in the computation after the options have vested when the shares are issuable for minimal cash consideration in relation to the fair value of the options. Diluted earnings per common share is calculated by adjusting weighted-average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not used to calculate diluted earnings per share for loss periods because the effect would be anti-dilutive. There were 468,000 and 1,000 common stock equivalents for the three months ended June 28, 2009 and June 29, 2008, respectively. There were 209,000 and 2,000 common stock equivalents for the six months ended June 28, 2009 and June 29, 2008, respectively. The Company excluded 274,000 and 2,916,000 of weighted average outstanding stock options for the three months ended June 28, 2009 and June 29, 2008, respectively, and excluded 569,000 and 2,921,000 of weighted average outstanding stock options for the six months ended June 28, 2009 and June 29, 2008, respectively, from the calculation of diluted net earnings (loss) per common share because the exercise prices of these stock options were greater than the average market value of the Company’s common stock. These stock options could be included in the calculation in the future if the average market value of the Company’s common stock exceeds the exercise price of these stock options.

10. CONTINGENCIES

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

11. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance.

Three months ended June 28, 2009 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$3,040	$—	$—	$—	$—	$3,040
ClubWPT	—	—	585	—	—	585
Product licensing	—	—	—	366	—	366
Event hosting and sponsorship	225	—	—	223	—	448
Other	—	108	3	23	—	134
	3,265	108	588	612	—	4,573
Cost of revenues	1,285	—	310	42	—	1,637
Gross profit	1,980	108	278	570	—	2,936
Total assets	3,012	70	718	445	22,322	26,567
Depreciation and amortization	55	—	73	—	45	173

Revenues attributed to domestic and international operations were $2.7 million and $1.9 million, respectively.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Three months ended June 29, 2008 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$3,402	$—	$—	$—	$—	$3,402
ClubWPT	—	—	54	—	—	54
Product licensing	—	—	—	573	—	573
Event hosting and sponsorship	625	—	—	66	—	691
Other	—	320	16	16	—	352
	4,027	320	70	655	—	5,072
Cost of revenues	2,473	203	44	64	—	2,784
Gross profit	1,554	117	26	591	—	2,288
Total assets (1)	1,629	327	935	694	28,622	32,207
Depreciation and amortization (1)	64	—	41	—	78	183

(1)         The total excludes $94 of total assets and $8 of depreciation and amortization for discontinued WPT China operations.

Revenues attributed to domestic and international operations were $3.8 million and $1.3 million, respectively.

Six months ended June 28, 2009 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$6,605	$—	$—	$—	$—	$6,605
ClubWPT	—	—	1,115	—	—	1,115
Product licensing	—	—	—	1,043	—	1,043
Event hosting and sponsorship	575	—	—	446	—	1,021
Other	—	244	18	53	—	315
	7,180	244	1,133	1,542	—	10,099
Cost of revenues	2,975	—	607	120	—	3,702
Gross profit	4,205	244	526	1,422	—	6,397
Depreciation and amortization (1)	130	—	147	—	91	368

(1)         The total excludes $8 of depreciation and amortization for discontinued WPT China operations.

Revenues attributed to domestic and international operations were $5.9 million and $4.2 million, respectively.

Six months ended June 29, 2008 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$7,002	$—	$—	$—	$—	$7,002
ClubWPT	—	—	73	—	—	73
Product licensing	—	—	—	1,260	—	1,260
Event hosting and sponsorship	725	—	—	293	—	1,018
Other	—	567	32	82	—	681
	7,727	567	105	1,635	—	10,034
Cost of revenues	4,844	384	73	153	—	5,454
Gross profit	2,883	183	32	1,482	—	4,580
Depreciation and amortization (1)	129	—	52	—	158	339

(1)         The total excludes $17 of depreciation and amortization for discontinued WPT China operations.

Revenues attributed to domestic and international operations were $6.9 million and $3.1 million, respectively.

WPT ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

12. SUBSEQUENT EVENTS

Gamynia Limited (“Buyer”) and the Company entered into an asset purchase agreement, dated as of July 28, 2009, pursuant to which the Company will, subject to specified terms and conditions, including approval of the asset sale by the Company’s stockholders at a Special Meeting of Stockholders, sell substantially all of the Company’s operating assets other than cash, investments and certain other assets to Buyer. Buyer will assume from the Company specified liabilities including one of the two corporate leases. Buyer has agreed to pay the Company $9,075,000 for its operating assets. Buyer has also agreed to pay the Company 4% of future revenues, as defined, from using the World Poker Tour brands in online gaming and 5% of future revenues, as defined from sponsorship and other activities. Buyer has agreed to spend at least $666,666 per year in the three years after the launch of World Poker Tour and Professional Poker Tour branded online gaming website(s) to market the Company’s brands.

The Company entered into two international sponsorship agreements with a non-U.S. online gaming company (“Sponsor”) on August 3, 2009. Sponsor will be the exclusive online gaming partner and satellite provider for televised and non-televised World Poker Tour events in Europe. The contract term is for two tour seasons over 27 months beginning in October 2009 and contains an option for a third tour season. Sponsor will also be a sponsor of WPT Season Seven across more than 30 European territories.

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

WPT China produced third-party branding at WPT China National Traktor Poker Tour events, licensed the television broadcast of the WPT China National Traktor Poker Tour and marketed the popular Chinese national card game “Tuo La Ji” or “Traktor Poker”™ in online and mobile games. In January 2009, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in this business were greater than the Company was willing to expend. In March 2009, the Company decided to shut down the operations of WPT China while continuing to look for a strategic partner to acquire the WPT China assets. The historical results of WPT China have been reclassified as a discontinued operation.

Results of Operations

Three Months Ended June 28, 2009 Compared to the Three Months Ended June 29, 2008

The following table sets forth revenue and cost of revenue information for our three continuing business segments (amounts in thousands):

	Three months ended
	June 28, 2009	% of Revenues	June 29, 2008	% of Revenues
WPT Studios:
Domestic sponsorship	$1,375	42%	$—	—%
Domestic license	—	—%	2,400	60%
International sponsorship	1,587	49%	599	15%
International license	78	2%	403	10%
Event hosting and sponsorship	225	7%	625	15%
	3,265	100%	4,027	100%
Cost of revenues	1,285	39%	2,473	61%
Gross profit	$1,980	61%	$1,554	39%

	Three months ended
	June 28, 2009	% of Revenues	June 29, 2008	% of Revenues
WPT Online:
Online gaming	$108	16%	$320	82%
Non-gaming	588	84%	70	18%
	696	100%	390	100%
Cost of revenues	310	45%	247	63%
Gross profit	$386	55%	$143	37%

WPT Global Marketing:
Product licensing	$366	60%	$573	88%
Event hosting and sponsorship	223	36%	66	10%
Other	23	4%	16	2%
	612	100%	655	100%
Cost of revenues	42	7%	64	10%
Gross profit	$570	93%	$591	90%

WPT Studios.  Combined domestic and foreign television revenues decreased $362,000 to $3,040,000 in 2009, from $3,402,000 in 2008. Domestic television revenues decreased $1,025,000 and international television revenues increased $663,000 in 2009 compared to 2008. The sponsorship fees received per episode in 2009 for Season Seven of the WPT television series were lower than the license fees received for Season Six in 2008. The sponsorship fee per one-hour episode for Season Seven was $125,000 compared to a license fee of $300,000 per two-hour episode for Season Six. In the second quarter of 2009, we aired 11 one-hour episodes of Season Seven compared to the delivery of eight two-hour episodes of Season Six in 2008. International television sponsorship revenues increased $988,000 in 2009 compared to 2008 as we had greater distribution of Seasons Four, Five and Six of the WPT television series and PPT Season One in territories covered by the PartyGaming sponsorship contract. International television licensing revenues decreased $325,000 in 2009 compared to 2008 as a result of fewer international territories accepting license arrangements and the substitution of sponsorship arrangements for license arrangements in many territories. WPT television series hosting fees decreased by $400,000 in 2009 due to lower per episode hosting fees in Season Seven.

During 2009, our sources of revenue changed from primarily licensed-based revenues from the sale of our programming to television networks to primarily sponsorship-based revenues. Sponsors pay to appear in the show and television networks air the program for free or we pay a fee to television networks to air the program. In addition, in recent television seasons, foreign television revenues increased and domestic television revenues decreased. We expect these two trends to continue in 2009.

Television cost of revenues decreased $1,188,000 in 2009 compared to 2008 due to higher gross margins for Season Seven of the WPT television series compared to Season Six and lower revenues in 2009 compared to 2008. Television gross profit margins were 61% in the quarter compared to 39% in the same period 2008.

WPT Online.  Online revenues increased $306,000 to $696,000 in 2009, from $390,000 in 2008. Online gaming revenues decreased $212,000 between years. In 2009, our online gaming revenues were derived from affiliate revenues whereas in 2008 our online gaming revenues were derived from the WPT-branded online gaming website. In November, 2008, we terminated the WPT-branded online gaming website. Affiliate revenues in 2009 had no cost of revenues whereas the WPT-branded online gaming website had $203,000 of cost of revenues in the second quarter of 2008.

Non-gaming revenues increased $518,000 between years due to increased membership in ClubWPT.com which was launched in the first quarter of 2008. ClubWPT.com cost of revenues increased $276,000 to $310,000 in 2009 from $33,000 in the same period 2008 due to increased revenues. ClubWPT.com gross profit margins increased to 47% in 2009 from 40% in 2008. As total membership increased, we realized improved gross profit margins from economies of scale.

WPT Global Marketing.  Global marketing revenues decreased $43,000 to $612,000 in 2009, from $655,000 in 2008. A decrease in product licensing revenues was offset by an increase in hosting and sponsorship revenues. There was a decrease in product licensing revenues from one significant licensee in 2009. Hosting and sponsorship revenues increased in 2009 due to the addition of non-televised sponsored events internationally. Global marketing gross profit margins increased to 93% in 2009 from 90% in 2008.

Selling, General and Administrative Expense.  The following table sets forth selling, general and administrative expense information for our three continuing business segments (amounts in thousands):

	Three months ended
	June 28, 2009	June 29, 2008	% Change
Operational expenses	$114	$416	(73)%
Selling and marketing expenses	216	1,905	(89)%
General and administrative expenses	1,947	3,517	(45)%
	$2,277	$5,838	(61)%

Selling, general and administrative expense decreased $3,561,000 to $2,277,000 in 2009, from $5,838,000 in 2008. Selling, general and administrative expense consists of operational costs to manage websites and software, sales and marketing expenses and general and administrative expenses.

Operational expenses decreased $302,000 in 2009. Costs associated with our domestic website decreased $137,000 in 2009 due to lower maintenance costs. Costs associated with our WPT-branded online gaming website decreased $154,000 in 2009 because we terminated our WPT-branded online gaming website November 2008.

Sales and marketing expenses decreased $1,689,000 in 2009. Costs decreased primarily due to the shutdown of our WPT-branded online gaming website. In the first half of 2008, we heavily marketed our WPT-branded online gaming website and costs associated with advertising, content, promotions, sponsorship and affiliates for online gaming decreased $1,410,000 in 2009.

General and administrative expenses decreased $1,570,000 in 2009. The decrease was primarily due to personnel reductions in 2008 that resulted in $1,192,000 in lower payroll and related costs in 2009. Travel expense decreased $132,000 also as a result of personnel reductions. Professional and consulting expenses were reduced by $184,000 in the 2009 period. Offsetting these lower 2009 costs was $199,000 of higher bad debt expense primarily due to the third party system provider for ClubWPT.

Other Income.  Net interest income decreased $217,000 in 2009 compared to 2008, primarily due to lower interest rates. We recorded a $61,000 decrease in interest income during the second quarter of 2009 in marking our ARS portfolio to fair value and a corresponding increase in interest income in marking to fair value the rights that our broker gave us to compel them to repurchase our auction rate securities.

Income Taxes.  The Company expects to pay federal alternative minimum tax on the utilization of net operating losses in 2009 and California income taxes due to the suspension of the availability of net operating losses in 2009. The income tax expense for the three months ended June 28, 2009 is based on the estimated annual effective income tax rate for 2009. There was no income tax benefit for the three months ended June 29, 2008 due to the loss for the period.

Discontinued WPT China Operations.  The following table sets forth selling, general and administrative expense information for our discontinued business segment (amounts in thousands):

	Three months ended
	June 28, 2009	June 29, 2008	% Change
Operational expenses	$—	$61	—%
Selling and marketing expenses	—	126	—%
General and administrative expenses	—	394	—%
Shut down provision	95	—	—%
	$95	$581	(84)%

We incurred $95,000 of shut down costs in 2009 and $581,000 in operating costs in the same period 2008. The 2008 operating costs consisted of $275,000 of payroll costs, $61,000 of website costs and $79,000 of television production costs.

Six Months Ended June 28, 2009 Compared to the Six Months Ended June 29, 2008

The following table sets forth revenue and cost of revenue information for our three continuing business segments (amounts in thousands):

	Six months ended
	June 28, 2009	% of Revenues	June 29, 2008	% of Revenues
WPT Studios:
Domestic sponsorship	$2,875	40%	$—	—%
Domestic license	—	—%	4,500	58%
International sponsorship	3,071	43%	1,330	17%
International license	659	9%	1,172	15%
Event hosting and sponsorship	575	8%	725	10%
	7,180	100%	7,727	100%
Cost of revenues	2,975	41%	4,844	63%
Gross profit	$4,205	59%	$2,883	37%

WPT Online:
Online gaming	$244	18%	$567	84%
Non-gaming	1,133	82%	105	16%
	1,377	100%	672	100%
Cost of revenues	607	44%	457	68%
Gross profit	$770	56%	$215	32%

WPT Global Marketing:
Product licensing	$1,043	68%	$1,260	77%
Event hosting and sponsorship	446	29%	293	18%
Other	53	3%	82	5%
	1,542	100%	1,635	100%
Cost of revenues	120	8%	153	9%
Gross profit	$1,422	92%	$1,482	91%

WPT Studios.  Combined domestic and foreign television revenues decreased $397,000 to $6,605,000 in 2009, from $7,002,000 in 2008. Domestic television revenues decreased $1,625,000 and international television revenues increased $1,228,000 in 2009 compared to 2008. The sponsorship fees received per episode in 2009 for Season Seven of the WPT television series were lower than the license fees received for Season Six in 2008. The sponsorship fee per one-hour episode for Season Seven was $125,000 compared to a license fee of $300,000 per two-hour episode for Season Six. In 2009, we aired 24 one-hour episodes of Season Seven compared to the delivery of 15 two-hour episodes of Season Six in 2008. International television sponsorship revenues increased $1,741,000 in 2009 compared to 2008 as we had greater distribution of Seasons Four, Five and Six of the WPT television series and PPT Season One in territories covered by the PartyGaming sponsorship contract. International television licensing revenues decreased $513,000 in 2009 compared to 2008 as a result of fewer international territories accepting license arrangements and the substitution of sponsorship arrangements for license arrangements in many territories. WPT television series hosting fees decreased by $150,000 in 2009 due to lower per episode hosting fees in Season Seven.

During 2009, our sources of revenue changed from primarily licensed-based revenues from the sale of our programming to television networks to primarily sponsorship-based revenues. Sponsors pay to appear in the show and television networks air the program for free or we pay a fee to television networks to air the program. In addition, in recent television seasons, foreign television revenues increased and domestic television revenues decreased. We expect these two trends to continue in 2009.

Television cost of revenues decreased $1,869,000 in 2009 compared to 2008 due to higher gross margins for Season Seven of the WPT television series compared to Season Six and lower revenues in 2009 compared to 2008. Television gross profit margins were 59% in 2009 compared to 37% in 2008.

WPT Online.  Online revenues increased $705,000 to $1,377,000 in 2009, from $672,000 in 2008. Online gaming revenues decreased $323,000 between years. In 2009, our online gaming revenues were derived from affiliate revenues whereas in 2008 our online gaming revenues were derived from the WPT-branded online gaming website. In November, 2008, we terminated the WPT-branded online gaming website. Affiliate revenues in 2009 had no cost of revenues whereas the WPT-branded online gaming website had $384,000 of cost of revenues in 2008.

Non-gaming revenues increased $1,028,000 between years due to increased membership in ClubWPT.com which was launched in the first quarter of 2008. ClubWPT.com cost of revenues increased $557,000 to $601,000 in 2009 from $44,000 in 2008 due to increased revenues. ClubWPT.com gross profit margins increased to 46% in 2009 from 39% in 2008. As total membership increased, we realized improved gross profit margins from economies of scale.

WPT Global Marketing.  Global marketing revenues decreased $93,000 to $1,542,000 in 2009, from $1,635,000 in 2008. A decrease in product licensing revenues in 2009 was partially offset by an increase in hosting and sponsorship revenues. There was a decrease in product licensing revenues in 2009 from one significant licensee that was partially offset by higher product licensing revenues from another significant licensee. Hosting and sponsorship revenues increased in 2009 due to the addition of increased non-televised sponsored events internationally. Other global marketing revenues decreased $29,000 in 2009 due to the expiration of a DVD distributor agreement in 2008. Global marketing gross profit margins increased to 92% in 2009 from 91% in 2008.

Selling, General and Administrative Expense.  The following table sets forth selling, general and administrative expense information for our three continuing business segments (amounts in thousands):

	Six months ended
	June 28, 2009	June 29, 2008	% Change
Operational expenses	$265	$872	(70)%
Selling and marketing expenses	1,011	3,077	(67)%
General and administrative expenses	4,184	6,845	(39)%
	$5,460	$10,794	(49)%

Selling, general and administrative expense decreased $5,334,000 to $5,460,000 in 2009, from $10,794,000 in 2008. Selling, general and administrative expense consists of operational costs to manage websites and software, sales and marketing expenses and general and administrative expenses.

Operational expenses decreased $607,000 in 2009. Costs associated with our domestic website decreased $243,000 in 2009 due to lower maintenance costs. Costs associated with our WPT-branded online gaming website decreased $348,000 in 2009 because we terminated our WPT-branded online gaming website in November 2008.

Sales and marketing expenses decreased $2,066,000 in 2009. Costs decreased primarily due to the shutdown of our WPT-branded online gaming website. In the first half of 2008, we heavily marketed our WPT-branded online gaming website and costs associated with advertising, promotions and affiliates for online gaming decreased $1,622,000 in 2009. Other sponsorship costs decreased $91,000 in 2009 due to the termination of our spokesperson contract with Antonio Esfandiari.

General and administrative expenses decreased $2,661,000 in 2009. The decrease was primarily due to personnel reductions in 2008 that resulted in $2,097,000 in lower payroll and related costs in 2009. Travel expense decreased $204,000 also as a result of personnel reductions.  Legal expense decreased $247,000 in 2009 as litigation was settled in the second quarter of 2008. Professional and consulting expenses were reduced by $150,000 in the 2009 period. Offsetting these lower 2009 costs was $459,000 of higher bad debt expense that was primarily due to the third party system provider for ClubWPT.

Asset Impairment.  We recorded an impairment charge against our investment in Cecure Gaming in the third quarter of 2008 due to difficulties Cecure Gaming was having in obtaining working capital to finance their business development over the next several years that resulted in a significant reduction in staffing. Financing difficulties continued into 2009 and we recorded an additional $1,000,000 impairment charge in first quarter of 2009. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge.

Other Income.  Net interest income decreased $498,000 in 2009 compared to 2008, primarily due to lower interest rates and lower balances of investments in cash equivalents and debt securities. We recorded a $150,000 increase in interest income in 2009 in marking our ARS portfolio to fair value and a corresponding decrease in interest income in marking to fair value the rights that our broker gave us to compel them to repurchase our auction rate securities.

Income Taxes.  The Company expects to pay federal alternative minimum tax on the utilization of net operating losses in 2009 and California income taxes due to the suspension of the availability of net operating losses in 2009. The income tax benefit for the six months ended June 28, 2009 is based on the estimated annual effective income tax rates for the first and second quarters of 2009. There was no income tax benefit for the six months ended June 29, 2008 due to the loss for the period.

Discontinued WPT China Operations.  The following table sets forth selling, general and administrative expense information for our discontinued business segment (amounts in thousands):

	Six months ended
	June 28, 2009	June 29, 2008	% Change
Operational expenses	$57	$86	(34)%
Selling and marketing expenses	247	258	(4)%
General and administrative expenses	503	765	(34)%
Shut down provision	306	—	—%
	$1,113	$1,109	—%

In January 2009, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in this business were greater than the Company was willing to expend. In March 2009, the Company shut down the operations of WPT China and continues to look for a strategic partner to acquire the WPT China assets.

We incurred $807,000 in 2009 and $1,109,000 in 2008 of selling, general and administrative expenses. We also incurred $306,000 of costs in 2009 to shut down the WPT China operations.  Higher 2008 expenses resulted from $537,000 of higher payroll costs and $157,000 of higher Traktor Poker Tour fees.

Business Outlook

For the third quarter and full year 2009, we expect:

•                    FSN to air 26 all-new episodes of Season Seven of the WPT television series: 13 episodes aired in the first quarter, eleven episodes aired in the second quarter and two episodes aired in the third quarter.

•                    To recognize foreign sponsorship revenues for Season Seven of the WPT television series beginning in the fourth quarter. If Season Seven episodes are delivered to a foreign sponsor ahead of planned delivery, then revenues and profits from the fourth quarter will be shifted into the third quarter of 2009. Foreign sponsorship revenues for the PPT television series and Seasons Four through Six of the WPT television series will also be recognized in 2009.

•                    To begin production of Season Eight of the WPT television series for broadcast on FSN. Season Eight will be filmed in high definition television. Season Eight production costs should be lower than Season Seven production costs.

•                    Lower general and administrative expenses compared to the same period in 2008.

•                    Lower selling and marketing costs compared to the same period in 2008.

Liquidity and Capital Resources

During the six months ended June 28, 2009, cash and cash equivalents and investments in debt securities and put rights increased $3.8 million to a combined balance of $21.3 million. We borrowed $2.7 million from the broker that holds our ARS portfolio and this source of cash was a significant part of the increase in cash and investment balances. Cash flows from operating activities of continuing operations were $1,816,000 in 2009 compared to ($4,111,000) in 2008. Reductions in production costs and selling, general and administrative expenses in 2009 were the primary reasons for the improvement between years. Our principal operating cash requirements consist of payroll and benefits, office leases, television production, professional and consulting fees, business insurance and sales and marketing costs. Cash flows from investing activities of continuing operations decreased to ($1,962,000) in 2009 from $6,915,000 in 2008. The decrease was caused by fewer net redemptions of investments in 2009. Cash flows from financing activities increased to $2,648,000 from ($136,000) in 2008. The 2009 cash flows were from the draw down of the line of credit in February 2009.

We intend to use funds currently on hand for working capital and capital expenditures associated with the expansion of the WPT television series, ClubWPT and WPT Global Marketing, and for general corporate purposes. We anticipate our overall selling, general and administrative expenses will decrease in future periods compared to the same periods in 2008. We eliminated sales and marketing expenditures related to our online gaming website and WPT China and we significantly reduced payroll and related costs in 2008 and the first quarter of 2009. We expect to continue to benefit from these cost reductions throughout the remainder of 2009.

As of June 28, 2009, we had $3.9 million invested in ARS and rights to put the ARS back to UBS. Historically, ARS had been liquid with interest rates resetting every 7 to 35 days by an auction process. However, beginning in February 2008, auctions for ARS held by us failed as a result of liquidity issues experienced in the global credit and capital markets. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will continue to be limited until there is a successful auction or until such time as other markets for ARS develop.

We entered into an agreement with UBS that requires UBS to buy the ARS from us at par during the period June 30, 2010 to July 2, 2012. We are required to sell the ARS to UBS prior to that period if they decide to buy the ARS at par value for any reason. UBS provided us with a line of credit, secured by ARS held by UBS, equal to 75% of the fair value of the ARS. We borrowed $2,661,000 under the line of credit agreement in February 2009. At June 28, 2009, $2,647,000 was outstanding under the line of credit.

We expect that cash, cash equivalents, investments in debt securities and put rights and borrowings on the credit line secured by our ARS portfolio will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months even considering the current liquidity issues with the ARS. We prepare quarterly cash flow projections in order to operate our business and to make forward looking statements about our cash flow expectations. General economic and capital market conditions are rapidly changing, are unpredictable and the impact on our business is not within our control. If we need to raise working capital, we may need to seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions, the availability of which is highly uncertain.

Contractual Obligations, Commitments and Off-balance Sheet Arrangements

The table below sets forth our contractual obligations as of June 28, 2009 (in thousands):

	Payments due by period (in thousands)
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond
Operating leases (1)	$1,785	$900	$885	$—	$—
Broadcaster placement fees (2)	790	790	—	—	—
Purchase obligations (3)	177	105	72	—	—
	$2,752	$1,795	$957	$—	$—

(1)             Operating lease obligations include rent payments for our corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments are approximately $43,000 and escalate to approximately $45,000 over the remaining lease term. For the second lease, monthly lease payments are approximately $32,000 and escalate up to approximately $33,000 over the remaining lease term. The amounts set forth in the table above include monthly lease payments through June 2011.

(2)             We pay fees to certain broadcasters to place the WPT and PPT television series on their television network. The placement fees are generally due when the show airs, provided the terms and conditions of airing were met. We have projected the period that the placement fee will be due based on information provided by the television networks.

(3)             Purchase obligations do not include future amounts to be paid to produce Season Eight of the World Poker Tour because these amounts are generally not payable unless the tour event is filmed or the service is provided after the tour event is filmed.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Nasdaq Stock Market Listing Compliance

On August 14, 2008, The Nasdaq Stock Market notified us that we were not in compliance with the minimum stock listing price requirements of Nasdaq Marketplace Rule 5810(c)(3)(A) (now Rule 5450(a)(1)) as a result of the closing bid price for the Company’s common stock being below $1.00 for 30 consecutive business days. On October 16, 2008, Nasdaq announced the suspension of the enforcement of the rules requiring a minimum $1.00 closing bid price. The term of the suspension was extended by Nasdaq on December 19, 2008 and again on March 23, 2009. The stockholders have granted the Board the authority to effect a reverse stock split to regain compliance with the minimum $1.00 closing bid price rule should the Board determine that the reverse stock split is in the best interests of stockholders.

On July 1, 2009, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market stating that the Company had regained compliance with Marketplace Rule 5450(a)(1) because the closing bid price of the Company’s common stock had been at $1.00 per share or greater for 10 consecutive business days. The delisting proceeding related to the Company’s closing bid price compliance is now closed.

Critical Accounting Estimates

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes that there have been no significant changes during the six months ended June 28, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement. Our forward-looking statements generally relate to expectations about future operating results and other business development activities, expected levels of capital spending, potential sources of future financing and the possible effects on our business of gaming, tax and other regulation and of competition. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, see “Part II — Other Information, Item 1A. Risk Factors” and the risk factors described in our Form 10-K for the year ended December 28, 2008 for risk factors that may impact our forward-looking statements.

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

Our cash equivalents and restricted cash are not subject to significant interest rate risk due to the short maturities of these instruments, or for our ARS portfolio because interest rates reset to market rates frequently. As of June 28, 2009, the carrying value of our cash equivalents and restricted cash approximated fair value. We have in the past and our investment strategy for the future is to obtain marketable debt securities (principally consisting of government securities, municipal bonds, corporate preferred securities and certificates of deposit) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 10. Contingencies” for information about legal proceedings.

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

Over the years, license fees received from U.S. broadcasters have been our most significant source of revenue. Our distribution agreement with FSN to broadcast Season Seven of the WPT television series does not provide for any license fees to be paid to us for the broadcast rights. We generate fees from sponsors by integrating sponsor logos and other advertising materials into our programs and around the broadcast of the shows. The Season Seven sponsors are FullTiltPoker.net in the U.S. and Mexico and Poker Stars in Canada, certain European countries, Mexico and South America. We recently sold Season Seven in European countries that are not covered by the Poker Stars agreement. In January 2009, we entered into a distribution agreement with FSN to broadcast Season Eight of the WPT television series on terms that are similar to the season Seven agreement. We do not yet have any sponsors for Season Eight. We may be required to pay the cost to produce Season Eight shows for FSN and depending on the amount of sponsor revenues we are able to generate, the lack of license fees in our Season Eight FSN agreement could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ClubWPT.com business is currently heavily dependent upon television as a primary source for the generation of new subscribers and we need to find a more cost effective marketing tool to generate new subscribers, which if not achieved could materially and adversely affect our results of operations.

We spent $927,000 in the fourth quarter of 2008 and $220,000 in the first quarter of 2009 to produce 13 one-hour ClubWPT.com television shows to build awareness and drive traffic to our online subscription website ClubWPT.com. We were disappointed with the rate at which we converted ClubWPT.com television viewers to paying subscription customers at ClubWPT. In order for the ClubWPT business to become a viable business, we need to identify a more cost efficient marketing tool to generate new subscribers for ClubWPT. The number of paid subscribers at ClubWPT was constant throughout the second quarter of 2009 and increased in July 2009 as a result of a significant promotion by FSN. The number of paid subscribers could decrease in future quarters due to the lack of current spending on marketing for new players.

Our reliance on Centaurus Games, LLC as a third party systems provider is subject to system security risks and business viability risks that could disrupt services provided to ClubWPT.com customers, and any such disruption could reduce our revenue, increase our expenses and harm our reputation.

Experienced computer programmers and hackers may be able to penetrate Centaurus’ network security and misappropriate confidential information, create system disruptions or cause shutdowns. In addition, computer programmers and hackers may be able to develop and deploy viruses, worms and other malicious software programs that attack their products or otherwise exploit security vulnerabilities in their products. As a result, we could lose existing or potential customers. Furthermore, we are Centaurus’ primary source of revenue. If we or other Centaurus customers do not provide sufficient business to them, they will face significant financial pressures. In the fourth quarter of 2008 and the first and second quarters of 2009, Centaurus experienced a cash flow shortfall and we agreed to defer the payment of certain amounts owed by Centaurus to us. It is possible that the deferral of the payment of amounts owed by Centaurus to us will continue throughout 2009. If Centaurus is not able to raise additional funding to finance their business, or if we or other Centaurus customers are not able to generate sufficient business for Centaurus, then Centaurus may not be able to continue to be a viable vendor for us. Our efforts to address these risks could result in business interruptions or delays, or the cessation of service and result in the loss of existing or potential customers that would reduce our revenues, increase our expenses and harm our reputation.

We are dependent on UBS AG to repurchase our auction rate securities portfolio from us.

As of June 28, 2009, we had $3,900,000 of principal invested in auction rate securities. The types of ARS investments that we own are backed by student loans, are guaranteed under the Federal Family Education Loan Program and are AAA or Aaa rated. The estimated fair value of our ARS holdings at June 28, 2009 was $3,455,000, which reflects a $445,000 impairment loss.

We entered into an agreement with UBS that requires UBS to buy our ARS at par value during the period June 30, 2010 through July 2, 2012. We have valued that right at $445,000 at June 28, 2009. We have given UBS the right to sell our ARS before that period if they are able to find a buyer that is willing to pay par value for our ARS. UBS has provided a $2,661,000 line of credit to us, secured by the ARS held by them, which we drew down in February 2009. At June 28, 2009, $2,647,000 was outstanding under the line of credit.

UBS’s obligation to repurchase our ARS is not secured by their assets and does not require UBS to obtain any financing to support their performance obligations. UBS has disclaimed any assurance that they will have sufficient financial resources to satisfy their obligations and the obligations are not guaranteed by any other party.

If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, the fair market value of our ARS portfolio could decline, which could negatively affect our financial condition and results of operations. We are also dependant on UBS to repurchase our ARS portfolio at par value and that obligation is subject to performance risk on the part of UBS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual stockholders meeting on May 20, 2009. At the meeting, our stockholders took the following actions:

(i)                The stockholders elected seven directors to serve as members of our Board of Directors until the next annual meeting of stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Lyle Berman	15,134,861	1,156,956
Steven Lipscomb	15,185,411	1,106,406
Michael Beindorff	15,276,573	1,015,244
Bradley Berman	15,226,737	1,065,080
Joseph Carson, Jr.	14,937,854	1,353,963
Ray Moberg	14,932,736	1,359,081
Mimi Rodgers	14,930,599	1,361,218

(ii)             The stockholders authorized the Board of Directors to amend the Company’s Restated Certificate of Incorporation to accomplish a reverse stock split of the Company’s common stock at a ratio within a range of 1:5 to 1:10 and a reduction in the number of authorized shares of common stock at a corresponding ratio. There were 15,671,219 votes cast for the proposal, 523,744 votes were cast against the proposal, 96,854 votes abstained and there were no broker non-votes.

(iii)          The stockholders ratified the appointment of Piercy, Bowler, Taylor & Kern as our independent registered public accounting firm for 2009. There were 16,027,728 votes cast for the proposal, 122,305 votes were cast against the proposal, 141,783 votes abstained and there were no broker non-votes.

(iv)         The stockholders approved the transaction of any other business as may properly come before the stockholders’ meeting and any adjournments thereof. There were 14,307,483 votes cast for the proposal, 1,623,841 votes were cast against the proposal, 360,492 votes abstained and there were no broker non-votes.

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

Dated: August 12, 2009	WPT ENTERPRISES, INC.
Registrant

/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ Thomas Flahie
Thomas Flahie
Interim Chief Financial Officer