Form 10-Q
period 2009-09-27
ante4, Inc
filed 2009-11-12
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 0-50848

ANTE4, INC.

(formerly known as WPT Enterprises, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	77-0639000
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5700 Wilshire Boulevard, Suite 625
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

As of November 10, 2009, there were 20,603,333 shares of Common Stock, $0.001 par value per share outstanding.

ANTE4, INC.

(Formerly WPT Enterprises Inc.)

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTE4, INC.

(Formerly WPT Enterprises Inc.)

Condensed Consolidated Balance Sheets

	September 27, 2009
	(Unaudited)	December 28, 2008
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$11,000	$11,497
Investments in debt securities	8,781	2,088
Accounts receivable, net of allowances of $899 and $158	3,908	2,099
Deferred television costs	1,662	2,285
Other	493	666
Current assets of discontinued operations	—	401
	25,844	19,036

Investments in debt securities and put rights	1,688	3,900
Property and equipment, net	889	1,293
Investment in Cecure Gaming	—	1,000
Other	384	537
Long-term assets of discontinued operations	—	115
	$28,805	$25,881

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$430	$487
Accrued payroll and related	459	269
Operating lease reserve	406	456
Other accrued expenses	1,537	693
Line of credit	2,602	—
Deferred revenue	1,524	1,913
	6,958	3,818

Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 20,603 and 20,492 shares issued and outstanding, respectively	21	20
Additional paid-in capital	44,752	44,561
Deficit	(22,926)	(22,521)
Accumulated other comprehensive gain (loss)	—	3
	21,847	22,063
	$28,805	$25,881

See notes to unaudited condensed consolidated financial statements.

ANTE4, INC.

(Formerly WPT Enterprises Inc.)

Condensed Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings (Loss)

(Unaudited)

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands, except per share data)
Revenues:
Television	$3,985	$1,504	$10,590	$8,506
ClubWPT	669	101	1,784	174
Product licensing	381	654	1,424	1,914
Event hosting and sponsorship	197	358	1,218	1,376
Other	88	215	403	896
	5,320	2,832	15,419	12,866

Cost of revenues	1,205	997	4,907	6,452
Gross profit	4,115	1,835	10,512	6,414

Selling, general and administrative expense	2,392	4,081	7,852	14,875
Asset impairment	—	1,923	1,000	1,923
Earnings (loss) from operations	1,723	(4,169)	1,660	(10,384)

Other income/(loss):
Gain on sale of investment	—	—	—	11
Other	(1,000)	—	(1,000)	—
Interest, net	20	203	123	804
Earnings (loss) from continuing operations before income taxes	743	(3,966)	783	(9,569)

Income taxes	119	—	107	—
Earnings (loss) from continuing operations	624	(3,966)	676	(9,569)

Loss from discontinued operations, net of income taxes (including $0 and $306 for shutdown in 2009 periods)	—	(453)	(1,081)	(1,562)
Net earnings (loss)	624	(4,419)	(405)	(11,131)

Unrealized gain (loss) on securities	8	(225)	(3)	(1,270)

Comprehensive earnings (loss)	$632	$(4,644)	$(408)	$(12,401)

Earnings (loss) per common share from continuing operations - basic and diluted	$0.03	$(0.19)	$0.03	$(0.46)
Loss per common share from discontinued operations - basic and diluted	—	(0.02)	(0.05)	(0.08)
Net earnings (loss) per common share - basic and diluted	$0.03	$(0.21)	$(0.02)	$(0.54)

Weighted-average common shares outstanding - basic	20,603	20,603	20,603	20,603
Common stock equivalents	697	—	484	—
Weighted-average common shares outstanding - diluted	21,300	20,603	21,087	20,603

See notes to unaudited condensed consolidated financial statements.

ANTE4, INC.

(Formerly WPT Enterprises Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 27, 2009	September 28, 2008
	(In thousands)
Operating Activities:
Net loss	$(405)	$(11,131)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	1,081	1,562
Depreciation and amortization	524	527
Share-based compensation	191	596
Asset impairment	1,000	1,923
Loss on sale of assets	22	—
Change in value of put rights	221	—
Change in value of ARS portfolio	(221)	—
Bad debt provision	595	—
Change in operating assets and liabilities:
Accounts receivable	(2,405)	1,791
Deferred television costs	623	786
Other	326	(454)
Accounts payable	(56)	(344)
Accrued expenses	965	(541)
Deferred revenue	(389)	(1,860)
Net cash provided by (used in) operating activities of continuing operations	2,072	(7,145)
Net cash used in operating activities of discontinued operations	(565)	(1,568)
Net cash provided by (used in) operating activities	1,507	(8,713)

Investing Activities:
Purchase of property and equipment	(142)	(545)
Purchases of available for sale debt securities	(5,374)	(11,187)
Sales/redemptions of available for sale debt securities	909	21,957
Net cash provided by (used in) investing activities of continuing operations	(4,607)	10,225
Net cash used in investing activities of discontinued operations	—	(100)
Net cash provided by (used in) investing activities	(4,607)	10,125

Financing Activities:
Increase in restricted cash	—	(37)
Borrowing under line of credit	2,661	—
Repayments under line of credit	(59)	—
Proceeds from exercise of stock options	1	—
Net cash provided by (used in) financing activities	2,603	(37)

Net increase (decrease) in cash and cash equivalents	(497)	1,375
Cash and cash equivalents at beginning of period	11,497	3,852
Cash and cash equivalents at end of period	$11,000	$5,227

Supplemental Cash Flow Information:
Cash paid for interest	$20	$—

See notes to unaudited condensed consolidated financial statements.

ANTE4, INC.

(Formerly WPT Enterprises Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

These condensed consolidated financial statements present the financial condition and results of operations of ante4, Inc. (formerly WPT Enterprises Inc. (Note 12)), (the “Company”), as of the dates and for the periods indicated.  On November 2, 2009, the Company closed a transaction pursuant to which its agreed to sell substantially all of its operating assets other than cash, investments and certain excluded assets to Peerless Media Ltd. (the “Buyer” and such asset sale transaction, the “Transaction”).

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) has been condensed or omitted. For further information, please refer to the annual audited financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, from which the information as of that date is derived. Events through November 10, 2009 were evaluated to determine if adjustments to or disclosure in these condensed consolidated financial statements were necessary. Certain minor reclassifications were made for comparability with the current period presentation.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim periods are not necessarily indicative of the results to be expected for the full year. The accounting estimates that require the most significant, difficult and subjective judgments include the:

•                  valuation of investments in debt securities and put rights;

•                  valuation of non-marketable equity investments;

•                  determination of current and deferred income taxes;

•                  ultimate amount of estimated television revenues and costs;

•                  recognition of revenues; and

•                  valuation of share-based compensation.

The Game Show Network licensed Season Six of the World Poker Tour (“WPT”) and represented 0% and 32% of the Company’s total revenue for the three months ended September 27, 2009 and September 28, 2008, respectively and 0% and 42% of the Company’s total revenue for the nine months ended September 27, 2009 and September 28, 2008, respectively. Fox Sports Net (“FSN”) is broadcasting Season Seven of the WPT television series in 2009 and FullTiltPoker.net is the sponsor of the television series in the U.S. and Mexico. FullTiltPoker.net represented 5% and 0% of the Company’s total revenue for the three months ended September 27, 2009 and September 28, 2008, respectively and 20% and 0% of the Company’s total revenue for the nine months ended September 27, 2009 and September 28, 2008, respectively. PartyGaming Plc (“PartyGaming”) is one international sponsor of Season One of the Professional Poker Tour (“PPT”) and Seasons Four through Six of the WPT. PartyGaming represented 49% and 11% of the Company’s total revenue for the three months ended September 27, 2009 and September 28, 2008, respectively and 37% and 13% of the Company’s total revenue for the nine months ended September 27, 2009 and September 28, 2008.

Included in accounts receivable at September 27, 2009 are amounts billed to PokerStars and PartyGaming that are 12% and 76% of the total balance, respectively. Included in accounts receivable at December 28, 2008 are amounts billed to FullTiltPoker.net, PartyGaming and Hands-On Mobile that are 39%, 24% and 15% of the total balance, respectively.

2. NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168. This statement incorporates all then existing accounting standards other than those promulgated by the SEC into the FASB codification, now known as the Accounting Standards Codification (“ASC”) Statement No. 168, and now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles” and is effective for interim and annual periods ending after September 15, 2009.  This development resulted in no changes to such existing standards but only changed how they are organized and referenced.  Accordingly, the implementation of this standard did not have any effect on the Company’s financial position, results of operations or cash flows.

3. INVESTMENTS IN DEBT SECURITIES AND PUT RIGHTS

As of September 27, 2009, investments in debt securities and put rights consist of the following (in thousands):

Description	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year
Auction rate securities (trading securities)	$3,295	$221	$3,516
Put rights (trading securities)	555	(221)	334
Certificates of deposit	4,932	(1)	4,931
	$8,782	$(1)	$8,781

Description	Cost	Realized/ Unrealized Gains/(Losses)	Fair Value
Maturity 1 year to 5 years
Corporate preferred securities (available for sale)	$529	$3	$532
Certificates of deposit (available for sale)	1,158	(2)	1,156
	$1,687	$1	$1,688

Investments in debt securities and put rights that are classified as available for sale or trading securities are the only assets or liabilities that the Company is required to measure at their estimated fair value on a recurring basis. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in FASB ASC Topic 820 as follows:

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

As of September 27, 2009, financial assets that are measured and recorded at fair value on a recurring basis consist of the following (in thousands):

Description	Level 1	Level 3	Total
Corporate preferred securities	$532	$—	$532
Certificates of deposit	6,087	—	6,087
Auction rate securities	—	3,516	3,516
Put rights	—	334	334
Total assets at estimated fair value	$6,619	$3,850	$10,469

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

The following table summarizes activity in the Company’s ARS portfolio and put rights (in thousands):

Description	ARS	Put Rights	Total
Balance — December 28, 2008	$3,295	$605	$3,900
Change in value of put rights, included in earnings	—	(271)	(271)
Change in value of ARS portfolio, included in earnings	271	—	271
Settlements, net of purchases	(50)	—	(50)
Balance — September 27, 2009	$3,516	$334	$3,850

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

The Put Rights represent an asset that is separate from the ARS. The Company initially recorded $605,000 as the fair value of the Put Rights asset in interest income. The Company also elected to measure the Put Rights at fair value under FASB ASC Topic 825, which permits an entity to elect the fair value option for recognized financial assets. As a result, unrealized gains and losses are included in interest income and the value of the Put Rights decreased by $121,000 in the three months ended September 27, 2009 and decreased by $271,000 in the nine months ended September 27, 2009. The Company did not elect the fair value option for its other financial assets and liabilities.

In connection with the acceptance of the UBS offer in November 2008, the Company transferred the ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise the Put Rights during the period June 30, 2010 to July 3, 2012. Prior to the agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the $605,000 unrealized loss on ARS was included in accumulated other comprehensive gain (loss). Upon transfer to trading securities, the Company recognized a $605,000 reduction in interest income. Unrealized gains and losses are included in interest income and the value of the ARS portfolio increased by $121,000 in the three months ended September 27, 2009 and increased by $271,000 in the nine months ended September 27, 2009. Prior to accepting the UBS offer, the ARS were recorded as investments available-for-sale.

UBS provided the Company with a line of credit, secured by ARS held by UBS, equal to 75% of the estimated fair value of the ARS. The Company borrowed $2,661,000 under the line of credit from UBS in February 2009. Interest is charged at the actual interest rate earned by the ARS. The line of credit is due upon demand. At September 27, 2009, $2,602,000 was outstanding under the line of credit.

4. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents and restricted cash approximates fair value as measured using level 1 inputs due to the short period of time to maturity. Investments in debt securities and put rights are measured and recorded at fair value on a recurring basis and information about these investments is in Note 3. The investment in Cecure Gaming was fully impaired and written down in the first quarter of 2009 and information about the impairment of this investment is in Note 5. The fair value of the Company’s line of credit is not practicable to estimate because the line of credit, the ARS collateral, the Put Rights and the settlement of certain litigation rights are all interrelated and result from a settlement by UBS with regulators, attorneys general and others.

As of September 27, 2009, the estimated fair values of financial instruments are as follows (in thousands):

	Carrying Amount	Fair Value
Cash equivalents	$9,542	$9,542
Investments in debt securities and put rights	10,469	10,469
Investment in Cecure Gaming	—	—
Restricted cash	285	285
Line of credit	(2,602)	Not estimated

5. ASSET IMPAIRMENT

In 2006, the Company paid $2,923,000 for a non-controlling ownership interest (currently 8%) in Cecure Gaming Ltd., a developer and operator of mobile phone casino games. The Company recorded a $1,923,000 impairment charge in the third quarter of 2008 related to difficulties Cecure was having in obtaining working capital to finance its business development that resulted in a significant reduction in staffing. Cecure’s financing difficulties continued into 2009 and the Company recorded an additional $1,000,000 impairment charge in the first quarter of 2009. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge. The implied fair value measurement was calculated using financial metrics and ratios of comparable public companies and was measured using Level 3 unobservable inputs with significant management judgment to value this investment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of this investment.

6. SHARE-BASED COMPENSATION

Share-based compensation expense was $66,000 and $190,000 for the three and nine months ended September 27, 2009, respectively and ($21,000) and $596,000 for the three and nine months ended September 28, 2008, respectively.

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

The following values represent the average per grant assumptions used to value options granted during the three and nine months ended September 27, 2009 and September 28, 2008. There have been no significant changes to the assumptions thus far in 2009.

Key valuation assumptions	Three months ended September 27, 2009	Three months ended September 28, 2008	Nine months ended September 27, 2009	Nine months ended September 28, 2008
Risk-free interest rate	No grants	No grants	2.27%	3.38%
Expected term	No grants	No grants	6.25 years	6 years
Expected dividend yield	No grants	No grants	0%	0%
Expected volatility	No grants	No grants	87.85%	69.95%
Forfeiture rate	24.11%	20.58%	24.11%	20.58%
Weighted-average fair value	$ No grants	$ No grants	0.38	$0.82

The following table summarizes stock option activity during the nine months ended September 27, 2009:

		Number of Common Shares
	Options		Available	Weighted-avg.
	outstanding	Exercisable	for grant	exercise price
Balance at December 28, 2008	2,314,589	1,106,921	873,418	$3.83
Granted	529,000	—	(529,000)	0.50
Forfeited/canceled/exchanged	(1,238,333)	—	1,238,333	5.55
Exercised	(111,340)	—	—	0.0049
Balance at September 27, 2009	1,493,916	191,077	1,582,751	$1.51

The following table summarizes significant ranges of outstanding and exercisable options as of September 27, 2009:

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted-avg. remaining contractual life (in years)	Weighted-avg. exercise price	Aggregate intrinsic value	Number exercisable	Weighted-avg. exercise price	Aggregate intrinsic value
$0.37 — 1.87	1,257,250	9.28	$0.52	$594,620	9,746	$1.37	$—
4.26 — 8.00	223,666	6.11	6.26	—	168,331	6.55	—
14.51 — 19.50	13,000	5.20	14.89	—	13,000	14.89	—
	1,493,916	8.77	$1.51	$594,620	191,077	$6.86	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.99 on September 25, 2009, which would have been received by the option holders had they exercised their options as of that date. As of September 27, 2009, there were no exercisable “in-the-money” stock options. The total intrinsic value of options exercised during the three and nine months ended September 27, 2009 was $0 and $44,000, respectively.

As of September 27, 2009, total unrecognized compensation cost related to non-vested options was $624,000, which is expected to be recognized over the next 37 months on a weighted-average basis.

7. DISCONTINUED WPT CHINA OPERATIONS

In January 2009, following approval by the Board of Directors, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in that business was greater than the Company was willing to expend. In March 2009, the Company shut down the operations of WPT China while continuing to look for a strategic partner to acquire the WPT China assets. The financial results of WPT China have been retroactively reclassified as discontinued operations.

The Company incurred $306,000 of costs to shutdown the WPT China business during the nine months ended September 27, 2009, consisting of $30,000 of employee severance, $170,000 of contract termination costs and $106,000 of software write down costs. During the three months ended September 27, 2009, the Company did not incur any shutdown costs.

Summarized operating results information for the WPT China business is as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues	$—	$—	$—	$—
Loss before income tax (benefit)	—	(453)	(1,113)	(1,562)
Income tax (benefit)	—	—	(32)	—
Loss from discontinued operations	—	(453)	(1,081)	(1,562)

Summarized balance sheet information for the WPT China business is as follows (in thousands):

	September 27, 2009	December 28, 2008
Cash and cash equivalents	$—	$168
Other current assets	—	233
Property and equipment, net	—	115

8. INCOME TAXES

The Company expects to pay federal alternative minimum tax on the utilization of federal net operating losses in 2009 and California income taxes due to the suspension of the availability of California net operating losses in 2009. The Company utilizes net operating losses from operations before utilizing net operating losses generated from the exercise of stock options. The income tax provision recognized for the three and nine months ended September 27, 2009 is based on the estimated effective income tax rate for 2009. There was no income tax benefit recognized for the three and nine months ended September 28, 2008, because, based on the Company’s relatively limited and volatile earnings history, the Company recorded a full valuation allowance for the net deferred tax assets.  Management currently believes it is not more likely than not that deferred tax assets will be realized in the foreseeable future.

9. NET EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings/(loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to Company employees are included in the computation after the options have vested when the shares are issuable for minimal cash consideration in relation to the fair value of the options. Diluted earnings per common share is calculated by adjusting weighted-average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not used to calculate diluted per share amounts for loss periods because the effect would be anti-dilutive. There were 697,000 common stock equivalents for the three months ended September 27, 2009 and none for the three months ended September 28, 2008. There were 484,000 common stock equivalents for the nine months ended September 27, 2009 and none for the nine months ended September 28, 2008. The Company excluded 266,000 and 2,417,000 of weighted average outstanding stock options for the three months ended September 27, 2009 and September 28, 2008, respectively, and excluded 741,000 and 2,629,000 of weighted average outstanding stock options for the nine months ended September 27, 2009 and September 28, 2008, respectively, from any calculation of dilution because the exercise prices of these stock options were greater than the average market value of the Company’s common stock. These stock options could be included in the calculation in the future if the average market value of the Company’s common stock exceeds the exercise price of these stock options.

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

11. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company’s continuing operations (Note 12) for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance.

Three months ended September 27, 2009 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$3,985	$—	$—	$—	$—	$3,985
ClubWPT	—	—	669	—	—	669
Product licensing	—	—	—	381	—	381
Event hosting and sponsorship	50	—	—	147	—	197
Other	—	68	5	15	—	88
	4,035	68	674	543	—	5,320
Cost of revenues	799	—	366	40	—	1,205
Gross profit	3,236	68	308	503	—	4,115
Total assets	5,271	37	593	636	22,268	28,805
Depreciation and amortization	43	—	73	—	40	156

Revenues attributed to domestic and international operations were $1.4 million and $3.9 million, respectively.

Three months ended September 28, 2008 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$1,504	$—	$—	$—	$—	$1,504
ClubWPT	—	—	101	—	—	101
Product licensing	—	—	—	654	—	654
Event hosting and sponsorship	275	—	—	83	—	358
Other	—	190	10	15	—	215
	1,779	190	111	752	—	2,832
Cost of revenues	667	172	72	86	—	997
Gross profit	1,112	18	39	666	—	1,835
Total assets (1)	2,076	256	800	670	22,953	26,755
Depreciation and amortization(1)	61	—	51	—	76	188

(1)         The total excludes $392 of total assets and $8 of depreciation and amortization for discontinued WPT China operations.

Revenues attributed to domestic and international operations were $2.0 million and $0.8 million, respectively.

Nine months ended September 27, 2009 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$10,590	$—	$—	$—	$—	$10,590
ClubWPT	—	—	1,784	—	—	1,784
Product licensing	—	—	—	1,424	—	1,424
Event hosting and sponsorship	625	—	—	593	—	1,218
Other	—	312	22	69	—	403
	11,215	312	1,806	2,086	—	15,419
Cost of revenues	3,774	—	973	160	—	4,907
Gross profit	7,441	312	833	1,926	—	10,512
Depreciation and amortization(1)	173	—	220	—	131	524

(1)         The total excludes $8 of depreciation and amortization for discontinued WPT China operations.

Revenues attributed to domestic and international operations were $7.3 million and $8.1 million, respectively.

Nine months ended September 28, 2008 (in thousands):

	WPT	WPT Online		WPT Global
	Studios	Gaming	Non-gaming	Marketing	Corporate	Total
Revenues:
Television	$8,506	$—	$—	$—	$—	$8,506
ClubWPT	—	—	174	—	—	174
Product licensing	—	—	—	1,914	—	1,914
Event hosting and sponsorship	1,000	—	—	376	—	1,376
Other	—	756	42	98	—	896
	9,506	756	216	2,388	—	12,866
Cost of revenues	5,511	556	146	239	—	6,452
Gross profit	3,995	200	70	2,149	—	6,414
Depreciation and amortization (1)	190	—	103	—	234	527

(1)         The total excludes $25 of depreciation and amortization for discontinued WPT China operations.

Revenues attributed to domestic and international operations were $9.1 million and $3.8 million, respectively.

12. SUBSEQUENT EVENTS

We held a Special Meeting of stockholders on October 30, 2009. At the meeting, our stockholders authorized the sale of substantially all of its operating assets other than cash, investments and certain excluded assets to Peerless Media Ltd. (the “Buyer” and such transaction the “Transaction”). The Transaction closed on November 2, 2009.  In connection with the closing of the Transaction, the Company’s name has been changed to ante4, Inc., and the employment of all employees other than the Company’s President and Chief Executive Officer has been terminated.  Under the terms of the Transaction, certain former employees of the Company that are now employees of Buyer will continue to provide transition services to the Company for a limited period, after the closing of the Transaction.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We entered into an Asset Purchase Agreement (the “Purchase Agreement”), dated August 24, 2009, with Peerless Media Ltd. (the “Buyer”) pursuant to which we agreed to sell substantially all of our operating assets other than cash, investments and certain excluded assets to Buyer (the “Transaction”).  We closed the Transaction on November 2, 2009.  As a result of closing the Transaction, we no longer will operate the Company’s previous business, and plan to use the proceeds of the Transaction to develop or acquire a new operating business.  In addition, the Company’s name has been changed to ante4, Inc.  Except as specifically described below, the following description of our business describes our business prior to the closing of the Transaction.

We created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. The current season of the World Poker Tour®, or WPT® television series - Season Seven, based on a series of high-stakes poker tournaments, currently airs on Fox Sports Net in the United States, and has been licensed for broadcast globally. In January 2008, we launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States, which is currently offered in 38 states. Through November 2008, we offered a real-money online gaming website which prohibited wagers from players in the U.S. and other restricted jurisdictions. We also licensed our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and were engaged in the sale of corporate sponsorships. Through March 2009, we developed and marketed online and mobile games supporting the WPT China National Traktor Poker TourTM.

We operated through four business segments, WPT Studios, WPT Online, WPT Global Marketing and WPT China, described in greater detail below:

WPT Studios, our multi-media entertainment division, generated revenue through domestic and international television licensing, domestic and international television sponsorship, as well as host fees from casinos and card rooms that host our televised events.

WPT Online included the online poker club ClubWPT.com that generated revenue from subscriptions, our international poker and casino real money gaming websites which were terminated in November 2008 and an online merchandise store.

WPT Global Marketing included branded consumer products, sponsorships and event management. Branded consumer products generated revenue from the licensing of our brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. Sponsorship and event management generated revenue through corporate sponsorship and management of televised and live events.

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

Results of Operations

Three Months Ended September 27, 2009 Compared to the Three Months Ended September 28, 2008

The following table sets forth revenue and cost of revenue information for our three continuing business segments (amounts in thousands):

	Three months ended
	September 27, 2009	% of Revenues	September 28, 2008	% of Revenues
WPT Studios:
Domestic sponsorship	$250	6%	$—	—%
Domestic license	—	—%	900	51%
International sponsorship	3,496	87%	318	18%
International license	239	6%	287	16%
Event hosting and sponsorship	50	1%	275	15%
	4,035	100%	1,780	100%
Cost of revenues	799	20%	667	37%
Gross profit	$3,236	80%	$1,113	63%

	Three months ended
	September 27, 2009	% of Revenues	September 28, 2008	% of Revenues
WPT Online:
Online gaming	$68	9%	$189	63%
Non-gaming	674	91%	111	37%
	742	100%	300	100%
Cost of revenues	366	49%	244	81%
Gross profit	$376	51%	$56	19%

WPT Global Marketing:
Product licensing	$381	70%	$654	87%
Event hosting and sponsorship	147	27%	83	11%
Other	15	3%	15	2%
	543	100%	752	100%
Cost of revenues	40	7%	86	11%
Gross profit	$503	93%	$666	89%

WPT Studios.  Combined domestic and foreign television revenues increased $2,480,000 to $3,985,000 in 2009, from $1,505,000 in 2008. Domestic television revenues decreased $650,000 and international television revenues increased $3,130,000 in 2009 compared to 2008. The sponsorship fees received per episode in 2009 for Season Seven of the WPT television series were lower than the license fees received for Season Six in 2008. The sponsorship fee per one-hour episode for Season Seven was $125,000 compared to a license fee of $300,000 per two-hour episode for Season Six. In the third quarter of 2009, we aired 2 one-hour episodes of Season Seven compared to the delivery of three two-hour episodes of Season Six in 2008. International television sponsorship revenues increased $3,178,000 in 2009 compared to 2008 as we had greater distribution of Seasons Four, Five and Six of the WPT television series and PPT Season One in territories covered by the PartyGaming sponsorship contract.  We also received international television sponsorship revenues for Season Seven of the WPT television series from PokerStars.  International television licensing revenues decreased $48,000 in 2009 compared to 2008 as a result of fewer international territories accepting license arrangements and the substitution of sponsorship arrangements for license arrangements in many territories. WPT television series hosting fees decreased by $225,000 in 2009 due to lower per episode hosting fees in Season Seven.

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

Television cost of revenues increased $122,000 in 2009 compared to 2008 due to increased costs related to international television sponsorship costs. Television gross profit margins were 51% in the quarter compared to 19% in the same period 2008 due to higher gross margins for Season Seven of the WPT television series compared to Season Six.

WPT Online.  Online revenues increased $442,000 to $742,000 in 2009, from $300,000 in 2008. Online gaming revenues decreased $121,000 between years. In 2009, our online gaming revenues were derived from affiliate revenues whereas in 2008 our online gaming revenues were derived from the WPT-branded online gaming website. In November, 2008, we terminated the WPT-branded online gaming website. Affiliate revenues in 2009 had no cost of revenues whereas the WPT-branded online gaming website had $172,000 of cost of revenues in the third quarter of 2008.

Non-gaming revenues increased $563,000 between years due to increased membership in ClubWPT.com which was launched in the first quarter of 2008. ClubWPT.com cost of revenues increased $297,000 to $357,000 in 2009 from $59,000 in the same period 2008 due to increased revenues. ClubWPT.com gross profit margins increased to 47% in 2009 from 41% in 2008. As total membership increased, we realized improved gross profit margins from economies of scale.

WPT Global Marketing.  Global marketing revenues decreased $209,000 to $543,000 in 2009, from $752,000 in 2008. A decrease in product licensing revenues was offset by an increase in hosting and sponsorship revenues. There was a decrease in product licensing revenues from one significant licensee in 2009. Hosting and sponsorship revenues increased in 2009 due to the addition of non-televised sponsored events internationally. Global marketing gross profit margins increased to 93% in 2009 from 88% in 2008.

Selling, General and Administrative Expense.  The following table sets forth selling, general and administrative expense information for our three continuing business segments (amounts in thousands):

	Three months ended
	September 27, 2009	September 28, 2008	% Change
Operational expenses	$75	$296	(75)%
Selling and marketing expenses	197	626	(69)%
General and administrative expenses	2,120	3,159	(33)%
	$2,392	$4,081	(41)%

Selling, general and administrative expense decreased $1,689,000 to $2,392,000 in 2009, from $4,081,000 in 2008. Selling, general and administrative expense consists of operational costs to manage websites and software, sales and marketing expenses and general and administrative expenses.

Operational costs decreased $221,000 in 2009. Costs associated with our domestic website decreased $73,000 in 2009 due to lower maintenance costs. Costs associated with our WPT-branded online gaming website decreased $140,000 in 2009 because we terminated our WPT-branded online gaming website November 2008.

Sales and marketing expenses decreased $429,000 in 2009. Decreases in commission costs of $74,000 in 2009 were related to the lower licensing revenues. Costs associated with our domestic website decreased $144,000 due to decreased costs associated with our ClubWPT.com website.  Costs also decreased due to the shutdown of our WPT-branded online gaming website. In the first three quarters of 2008, we heavily marketed our WPT-branded online gaming website and costs associated with advertising, content, promotions, sponsorship and affiliates for online gaming decreased $166,000 in 2009.

General and administrative expenses decreased $1,039,000 in 2009. The decrease was primarily due to personnel reductions in 2008 that resulted in $449,000 in lower payroll and related costs in 2009. General and administrative expenses were also lower due to a $300,000 lease abandonment provision and $350,000 of costs to terminate our agreements with CryptoLogic in 2008. Offsetting these lower 2009 costs were increased professional and consulting expenses of $119,000 in the 2009 period principally due to expenses related to the asset sale transaction.  In 2009, we had higher bad debt expense of $245,000 primarily due to the third party system provider for ClubWPT.

Other Income.  Net interest income decreased $180,000 in 2009 compared to 2008, primarily due to lower interest rates. We recorded a $121,000 increase in interest income during the second quarter of 2009 in marking our ARS portfolio to fair value and a corresponding decrease in interest income in marking to fair value the rights that our broker gave us to compel them to repurchase our auction rate securities. In addition, in the third quarter we incurred a $1,000,000 termination fee in connection with the Gamynia asset purchase termination.

Income Taxes.  The Company expects to pay federal alternative minimum tax on the utilization of net operating losses in 2009 and California income taxes due to the suspension of the availability of net operating losses in 2009. The income tax expense for the three months ended September 27, 2009 is based on the estimated annual effective income tax rate for 2009 after considering the foregoing. There was no income tax benefit for the three months ended September 28, 2008 due to the loss for the period.

Discontinued WPT China Operations.  The following table sets forth selling, general and administrative expense information for our discontinued business segment (amounts in thousands):

	Three months ended
	September 27, 2009	September 28, 2008	% Change
Operational expenses	$—	$21	—%
Selling and marketing expenses	—	21	—%
General and administrative expenses	—	411	—%
Shut down provision	—	—	—%
	$—	$453	—%

We had no costs related to WPT China during the quarter ended September 27, 2009 and $453,000 in operating costs in the same period 2008. The 2008 operating costs consisted of $335,000 of payroll costs, $21,000 of website costs and $21,000 of television production costs.

Nine Months Ended September 27, 2009 Compared to the Nine Months Ended September 28, 2008

The following table sets forth revenue and cost of revenue information for our three continuing business segments (amounts in thousands):

	Nine months ended
	September 27, 2009	% of Revenues	September 28, 2008	% of Revenues
WPT Studios:
Domestic sponsorship	$3,125	28%	$—	—%
Domestic license	—	—%	5,400	57%
International sponsorship	6,567	59%	1,647	17%
International license	898	8%	1,459	15%
Event hosting and sponsorship	625	5%	1,000	11%
	11,215	100%	9,506	100%
Cost of revenues	3,774	34%	5,511	58%
Gross profit	$7,441	66%	$3,995	42%

WPT Online:
Online gaming	$312	15%	$756	78%
Non-gaming	1,806	85%	216	22%
	2,118	100%	972	100%
Cost of revenues	973	46%	702	72%
Gross profit	$1,145	54%	$270	28%

WPT Global Marketing:
Product licensing	$1,424	68%	$1,914	80%
Event hosting and sponsorship	593	29%	376	16%
Other	69	3%	98	4%
	2,086	100%	2,388	100%
Cost of revenues	160	8%	239	10%
Gross profit	$1,926	92%	$2,149	90%

WPT Studios.  Combined domestic and foreign television revenues increased $2,083,000 to $10,590,000 in 2009, from $8,506,000 in 2008. Domestic television revenues decreased $2,275,000 and international television revenues increased $4,358,000 in 2009 compared to 2008. The sponsorship fees received per episode in 2009 for Season Seven of the WPT television series were lower than the license fees received for Season Six in 2008. The sponsorship fee per one-hour episode for Season Seven was $125,000 compared to a license fee of $300,000 per two-hour episode for Season Six. In 2009, we aired 26 one-hour episodes of Season Seven compared to the delivery of 18 two-hour episodes of Season Six in 2008. International television sponsorship revenues increased $4,919,000 in 2009 compared to 2008 as we had greater distribution of Seasons Four, Five and Six of the WPT television series and PPT Season One in territories covered by the PartyGaming sponsorship contract. We also received international television sponsorship revenues for Season Seven of the WPT television series from PokerStars.  International television licensing revenues decreased $561,000 in 2009 compared to 2008 as a result of fewer international territories accepting license arrangements and the substitution of sponsorship arrangements for license arrangements in many territories. WPT television series hosting fees decreased by $375,000 in 2009 due to lower per episode hosting fees in Season Seven.

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

Television cost of revenues decreased $1,737,000 in 2009 compared to 2008 due to higher gross margins for Season Seven of the WPT television series compared to Season Six despite higher revenues in 2009 compared to 2008. Television gross profit margins were 64% in 2009 compared to 35% in 2008.

WPT Online.  Online revenues increased $1,146,000 to $2,118,000 in 2009, from $972,000 in 2008. Online gaming revenues decreased $444,000 between years. In 2009, our online gaming revenues were derived from affiliate revenues whereas in 2008 our online gaming revenues were derived from the WPT-branded online gaming website. In November, 2008, we terminated the WPT-branded online gaming website. Affiliate revenues in 2009 had no cost of revenues whereas the WPT-branded online gaming website had $556,000 of cost of revenues in 2008.

Non-gaming revenues increased $1,590,000 between years due to increased membership in ClubWPT.com which was launched in the first quarter of 2008. ClubWPT.com cost of revenues increased $853,000 to $957,000 in 2009 from $104,000 in 2008 due to increased revenues. ClubWPT.com gross profit margins increased to 46% in 2009 from 40% in 2008. As total membership increased, we realized improved gross profit margins from economies of scale.

WPT Global Marketing.  Global marketing revenues decreased $302,000 to $2,086,000 in 2009, from $2,388,000 in 2008. A decrease in product licensing revenues in 2009 was partially offset by an increase in hosting and sponsorship revenues. There was a decrease in product licensing revenues in 2009 from one significant licensee that was partially offset by higher product licensing revenues from another significant licensee.  Hosting and sponsorship revenues increased in 2009 due to the addition of increased non-televised sponsored events internationally. Other global marketing revenues decreased $29,000 in 2009 due to the expiration of a DVD distributor agreement in 2008. Global marketing gross profit margins increased to 92% in 2009 from 90% in 2008.

Selling, General and Administrative Expense.  The following table sets forth selling, general and administrative expense information for our three continuing business segments (amounts in thousands):

	Nine months ended
	September 27, 2009	September 28, 2008	% Change
Operational expenses	$341	$1,168	(71)%
Selling and marketing expenses	1,208	3,703	(67)%
General and administrative expenses	6,303	10,004	(37)%
	$7,852	$14,875	(47)%

Selling, general and administrative expense decreased $7,023,000 to $7,852,000 in 2009, from $14,875,000 in 2008. Selling, general and administrative expense consists of operational costs to manage websites and software, sales and marketing expenses and general and administrative expenses.

Operational costs decreased $827,000 in 2009. Costs associated with our domestic website decreased $316,000 in 2009 due to lower maintenance costs. Costs associated with our WPT-branded online gaming website decreased $488,000 in 2009 because we terminated our WPT-branded online gaming website in November 2008.

Sales and marketing expenses decreased $2,495,000 in 2009. Decreases in commission costs of $121,000 in 2009 were related to the lower licensing revenues. Costs associated with our domestic website decreased $503,000 due costs associated with our ClubWPT.com website. Costs decreased primarily due to the shutdown of our WPT-branded online gaming website. In the first half of 2008, we heavily marketed our WPT-branded online gaming website and costs associated with advertising, promotions and affiliates for online gaming decreased $1,370,000 in 2009. Other sponsorship costs decreased $278,000 in 2009 due to the termination of our spokesperson contract with Antonio Esfandiari.

General and administrative expenses decreased $3,701,000 in 2009. The decrease was primarily due to personnel reductions in 2008 that resulted in $2,546,000 in lower payroll and related costs in 2009. Travel expense decreased $176,000 also as a result of personnel reductions.  Professional and consulting expenses were reduced by $229,000 in the 2009 period. General and administrative expenses were also lower due to a decrease in rent of $198,000 which included a lease abandonment provision and $350,000 of costs to terminate our agreements with CryptoLogic in 2008. A change in Board of Director compensation decreased Board related costs in 2009 by $172,000.  Also a reduction in insurance premiums lowered insurance costs  in 2009 by $177,000. Offsetting these lower 2009 costs was $704,000 of higher bad debt expense that was primarily due to the third party system provider for ClubWPT.

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

Other Income.  Net interest income decreased $681,000 in 2009 compared to 2008, primarily due to lower interest rates and lower balances of investments in cash equivalents and debt securities. We recorded a $271,000 increase in interest income in 2009 in marking our ARS portfolio to fair value and a corresponding decrease in interest income in marking to fair value the rights that our broker gave us to compel them to repurchase our auction rate securities.  In addition, in the third quarter we incurred a $1,000,000 termination fee in connection with the Gamynia asset purchase termination.

Income Taxes.  The Company expects to pay federal alternative minimum tax on the utilization of net operating losses in 2009 and California income taxes due to the suspension of the availability of net operating losses in 2009. The income tax expense for the nine months ended September 27, 2009 is the estimated annual effective income tax rates for 2009 after considering the foregoing. There was no income tax benefit recognized for the nine months ended September 28, 2008 due to the loss for the period.

Discontinued WPT China Operations.  The following table sets forth selling, general and administrative expense information for our discontinued business segment (amounts in thousands):

	Nine months ended
	September 27, 2009	September 28, 2008	% Change
Operational expenses	$57	$107	(47)%
Selling and marketing expenses	247	279	(11)%
General and administrative expenses	503	1,176	(57)%
Shut down provision	306	—	—%
	$1,113	$1,562	(29)%

In January 2009, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in this business were greater than the Company was willing to expend. In March 2009, the Company shut down the operations of WPT China and continues to look for a strategic partner to acquire the WPT China assets.

We incurred $807,000 in 2009 and $1,562,000 in 2008 of selling, general and administrative expenses. We also incurred $306,000 of costs in 2009 to shut down the WPT China operations.  Higher 2008 expenses resulted from $872,000 of higher payroll costs and $157,000 of higher Traktor Poker Tour fees.

Business Following the Transaction

The Company does not currently intend to distribute any proceeds from the Transaction to Company stockholders.  We are seeking to use the proceeds of the Transaction to develop or acquire a non-poker related business.

Pursuant to the Purchase Agreement, Buyer has agreed to pay the Company 5% of future gaming and other revenues, as described in the Purchase Agreement, from the use of the Company’s former brands by Buyer.  Buyer has guaranteed that the Company will receive at least an aggregate of $3 million during the three years following the closing under this future revenue sharing arrangement.  For the two year period following the closing, 20% of the proceeds from the future revenue sharing arrangement will be placed into an escrow account to settle the Company’s indemnification obligations, if any, arising under the Purchase Agreement and the related ancillary agreements.  The amounts deposited into such escrow account shall not be the sole source of recovery for the Company’s indemnification obligations to Buyer.

Liquidity and Capital Resources

At the closing of the Transaction, following the end of the quarter, Buyer paid the Company approximately $11.2 million in cash, representing $12.3 million less a $1 million payment by Buyer in August 2009, less the amount of  certain obligations of PartyGaming or its affiliates accruing or paid  to the Company from July 10, 2009 through the closing date.

During the nine months ended September 27, 2009, cash and cash equivalents and investments in debt securities and put rights increased $4.0 million to a combined balance of $21.5 million. We borrowed $2.7 million from the broker that holds our ARS portfolio and this source of cash was a significant part of the increase in cash and investment balances. Cash flows from operating activities of continuing operations were $1,507,000 in 2009 compared to ($8,713,000) in 2008. Reductions in production costs and selling, general and administrative expenses in 2009 were the primary reasons for the improvement between years. Our principal operating cash requirements consist of payroll and benefits, office leases, television production, professional and consulting fees, business insurance and sales and marketing costs. Cash flows from investing activities of continuing operations decreased to ($4,607,000) in 2009 from $10,125,000 in 2008. The decrease was caused by fewer net redemptions of investments in 2009. Cash flows from financing activities increased to $2,603,000 from ($37,000) in 2008. The 2009 cash flows were from the draw down of the line of credit in February 2009.

As of September 27, 2009, we had $3.9 million invested in ARS and rights to put the ARS back to UBS. Historically, ARS had been liquid with interest rates resetting every 7 to 35 days by an auction process. However, beginning in February 2008, auctions for ARS held by us failed as a result of liquidity issues experienced in the global credit and capital markets. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will continue to be limited until there is a successful auction or until such time as other markets for ARS develop.

We entered into an agreement with UBS that requires UBS to buy the ARS from us at par during the period June 30, 2010 to July 2, 2012. We are required to sell the ARS to UBS prior to that period if they decide to buy the ARS at par value for any reason. UBS provided us with a line of credit, secured by ARS held by UBS, equal to 75% of the fair value of the ARS. We borrowed $2,661,000 under the line of credit agreement in February 2009. At September 27, 2009, $2,602,000 was outstanding under the line of credit.

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

Contractual Obligations, Commitments and Off-balance Sheet Arrangements

The table below sets forth our contractual obligations as of September 27, 2009 (in thousands):

	Payments due by period (in thousands)
Contractual obligations	Total	Year 1	Years 2-3	Years 4-5	Years 6 and Beyond
Operating leases (1)	$1,561	$908	$653	$—	$—
Broadcaster placement fees (2)	244	244	—	—	—
Purchase obligations (3)	137	82	55	—	—
	$1,942	$1,234	$708	$—	$—

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

As a result of the Transaction, we no longer have the obligations relating to broadcaster placement fees and purchase obligations, as these obligations have been assumed by the Buyer. In addition, the operating lease commitment will be partially offset by approximately $900,000 due to the sublease with the Buyer.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Management believes that there have been no significant changes during the nine months ended September 27, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements not yet effective or adopted that are likely to have a significant effect on our future financial statements.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement. Our forward-looking statements generally relate to expectations about future operating results and other business development activities, expected levels of capital spending and potential sources of future revenue. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, see “Part II — Other Information, Item 1A. Risk Factors” and the risk factors described in our Form 10-K for the year ended December 28, 2008 for risk factors that may impact our forward-looking statements.

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

Our cash equivalents and restricted cash are not subject to significant interest rate risk due to the short maturities of these instruments, or for our ARS portfolio because interest rates reset to market rates frequently. As of September 27, 2009, the carrying value of our cash equivalents and restricted cash approximated fair value. We have in the past and our investment strategy for the future is to obtain marketable debt securities (principally consisting of government securities, municipal bonds, corporate preferred securities and certificates of deposit) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

The Company has become a development stage company with cash and investments, certain international sponsorship agreements and a participation in future WPT and Professional Poker Tour® (“PPT”) brand revenues, but has no operating history on which investors can evaluate its ability to achieve stated business objectives.

Now that the Transaction is closed, substantially all of the Company’s operating assets other than cash, investments and certain other assets have been sold to Buyer. We should now be considered a development stage company with no historic operating results. We will generate revenues from our international sponsorship agreements with PokerStars and we will have general and administrative expenses to remain a public company and to search for a new company to develop or acquire. There is no basis on which to evaluate our ability to achieve our business objective of acquiring or developing a new business. The Company does not have any specific merger, asset acquisition, reorganization or other business combination under consideration or contemplation and cannot guarantee that the Company will be able to successfully consummate any such transaction. We have not, nor has anyone on our behalf, had substantive discussions, formal or otherwise, with respect to such a transaction.

Buyer or alternatively its parent company, ElectraWorks Ltd., may not honor all of their obligations under the asset purchase agreement.

Buyer has made significant representations, warranties and commitments to the Company about various matters including the commitment to pay the Company 5% of future gross gaming revenues less certain taxes and 5% of other future gross revenues less certain taxes and costs earned with the purchased assets. Buyer has agreed that the future gaming and other revenue-based participation amount will be at least $3 million over the three year period following the close of the asset purchase agreement, or otherwise Buyer will make up the shortfall to $3 million at the end of the period. Buyer currently has no operations and ElectraWorks Ltd. (“Parent”) has guaranteed all of Buyer’s obligations under the asset purchase agreement. Buyer or alternatively Parent may not honor all of their obligations under the asset purchase agreement.

You will not receive protections afforded stockholders of certain blank check companies.

Until we acquire or develop a business, we may be deemed to be a “blank check” company under U.S. securities laws. Our cash and investments were not, however, obtained through an initial public offering with the intention of being used to acquire or develop a business like other blank check companies. Companies that complete an initial public offering and have less than $5.0 million of net tangible assets are regulated by Securities and Exchange Commission (“SEC”) Rule 419 that is designed to protect stockholders in blank check companies. Accordingly, Company stockholders will not receive the benefits or protections of that rule. Among other things, this means that our common stock is immediately tradable; at least 90% of the initial public offering proceeds are not held in an escrow account; investments are not restricted to deposits under the Federal Deposit Insurance Act, money market funds meeting the requirements of the Investment Company Act of 1940 or investments that are direct obligations of or guaranteed by the U.S.; investors will not have their investment refunded if they disapprove of a proposed acquisition; we are not obligated to spend at lease 80% of the funds held in escrow for an acquisition; and we will have longer than 18 months to complete a business combination.

Large blank check special purpose acquisition companies that complete an initial public offering and have more than $5.0 million of net tangible assets are also not protected by Rule 419. These companies, however, during the initial public offering process usually agree to restrictions in their certificate of incorporation that are similar to restrictions contained in Rule 419. Among other things, large blank check special purpose acquisition companies generally agree to place 85% or more of the initial public offering proceeds in an escrow account; investments are generally restricted to money market funds meeting the requirements of the Investment Company Act of 1940 or short-term U.S. government securities such as treasury bills; investors generally have their investment refunded if they disapprove of a proposed acquisition; they are generally obligated to spend 80% of the funds held in escrow for the acquisition and they generally have 18 to 24 months to complete a business combination. Our cash and investments were not, however, obtained through an initial public offering with the intention of being used to acquire or develop a new business like large blank check special purpose acquisition companies and we are not similarly restricted.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5.0 million or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•                  make a special written suitability determination for the purchaser;

•                  receive the purchaser’s written agreement to a transaction prior to sale;

•                  provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•                  obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Until the Company selects a particular industry or target business with which to complete a business combination, you will be unable to ascertain the merits or risks of the industry or business in which we may ultimately operate.

We intend to develop or acquire a company with principal business operations in an industry that we believe will provide significant opportunities for growth and we are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter a business combination. Although we will evaluate the risks inherent in a particular target business, we cannot assure you that all of the significant risks present in that target business will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to affect.

Resources will be expended in researching potential acquisitions that might not be consummated.

The investigation of target businesses and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention in addition to costs for accountants, attorneys and others. We will incur operating losses, resulting from payroll, rent and other overhead fees. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control.

If an acquired business does not perform up to expectations, our financial condition and results of operations may be negatively impacted.

In order to meet our disclosure and financial reporting obligations under federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot guarantee you that this diligence will surface all material issues or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

Rule 3a-2 of the Investment Company Act of 1940 allows companies that have a bona fide intent to engage primarily in a business other than that of investing in securities up to a one year period to engage in that other business activity. This exception may only be used once during a three-year period. We plan to seek the exemption under Rule 3a-2 of the Investment Company Act of 1940 to avoid being deemed to be an investment company.

We can invest our investment portfolio in U.S. government securities and other investments that qualify for an exception under Rule 3a-1 of the Investment Company Act of 1940 of the definition of what is an investment security if we believe that we may be deemed to be an investment company. By qualifying under this exception, we do not believe that our anticipated business activities will subject us to the requirements of the Investment Company Act of 1940. One part of our current investment portfolio, however, is a $3,850,000 investment in auction rate securities and related rights to put the securities to the broker holding the securities during the period June 30, 2010 to July 2, 2012 that could be deemed an investment security under the Investment Company Act of 1940. We may not be able to sell the auction rates securities and related put rights near par value until June 30, 2010 and invest the proceeds in investments that qualify for the exception under Rule 3a-1 of the Investment Company Act of 1940.

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, if, prior to the consummation of a business combination, we are viewed as engaging in the business of investing in securities or we own investment securities having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

•                  Restrictions on the nature of and custodial requirements for holding our investments; and

•                  Restrictions on our issuance of securities which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•                  Registration as an investment company;

•                  Adoption of a specific form of corporate structure; and

•                  Reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we become subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional costs and expenses. There can be no assurance that we are not deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940 or that we will qualify for the exemptions under Rule 3a-1 or Rule 3a-2 of the Investment Company Act of 1940.

Nasdaq may determine that we are operating as a “public shell” and may decide to subject us to delisting proceedings or additional and more stringent continued listing criteria.

While Nasdaq has no bright-line or qualitative test for determining whether a particular company is a “public shell,” the exchange has expressed the opinion that the securities of companies operating as “public shells” may be subject to market abuses or other violative conduct that is detrimental to the interests of the investing public. Nasdaq has defined a public shell as a company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Nasdaq may perform a facts and circumstances analysis to determine whether they believe that the Company is a “public shell”. Listed companies determined to be public shells by Nasdaq may be subject to delisting proceedings or additional and more stringent continued listing criteria.

On September 8, 2009, we received a letter from Nasdaq inquiring about our plans after the closing of the Transaction.  Now that the Transaction has closed, until we acquire or develop an operating business, it is possible that we will be considered a “shell company” under the Exchange Act.  In accordance with Nasdaq Listing Rule 5101, Nasdaq may determine to apply additional and more stringent listing criteria to us or move to delist us if the determine that we are a shell company, which could cause the price of our common stock to drop.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and could cause a change in control of our ownership.

Our Certificate of Incorporation authorizes the issuance of up to 100 million shares of common stock, par value $.001 per share, and 20 million shares of preferred stock, par value $.001 per share. There are approximately 76 million authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding stock options). All of the 20 million shares of preferred stock are available for issuance.

The issuance of additional shares of our common stock or our preferred stock:

•                  may significantly reduce the equity interest of investors;

•                  may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•                  will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards; and

•                  may adversely affect the market price for our common stock.

Similarly, if we issue debt securities, it could result in:

•                  Default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•                  Acceleration of our obligations to repay the indebtedness (even if we make all principal and interest payments when due) if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•                  Our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•                  Our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

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

A substantial amount of our assets consists of cash and cash equivalents, which are on deposit with financial institutions in which the value of those assets may exceed the amount of Federal Deposit Insurance Corporation (“FDIC”) insurance held by those financial institutions.

As a result of closing the Transaction, substantially all of our assets consist of cash and cash equivalents, which are deposited with various financial institutions.  Global weakness in the worldwide commercial and investment banking systems is continuing, and as a result, the risk of asset impairment and/or closure of financial institutions remains high.  Although we have deposited and/or invested our cash assets with multiple financial institutions to maximize our FDIC insurance coverage, this coverage is currently limited to $250,000 per institution.  If any of the financial institutions that hold our cash and cash equivalents were to fail or otherwise be unable to return our assets to us, we could lose a substantial amount of our cash and cash equivalents.

If we do not remain in compliance with the minimum stock listing price requirements of Nasdaq Listing Rule 5550(a)(2) or are otherwise not in compliance with Nasdaq rules and if we are delisted from Nasdaq, the price of our common stock could drop.

Under Nasdaq Listing rules, if the closing bid price of our common stock is below $1.00 for 30 consecutive business days, we could be delisted from the Nasdaq Global Market. Nasdaq Listing rules provide the Company with 180 calendar days to regain compliance, which will require the bid price of the Company’s common stock to remain above $1.00 for a minimum of 10 consecutive business days.  On August 14, 2008, we received a letter from Nasdaq notifying us that we weren’t in compliance with the rule. Although we subsequently received a letter from Nasdaq dated July 1, 2009 stating that we had regained compliance with this rule, our closing stock price has only been slightly above $1.00, and is likely to fluctuate above and below that price for some time.

The loss of the services of Steven Lipscomb or other key employees or our failure to attract key individuals could adversely affect our business.

We are highly dependent on the services of Steven Lipscomb, who currently serves as our President and Chief Executive Officer. We do not currently have an employment contract with Mr. Lipscomb and he may elect to decrease the level of his involvement with us or terminate his employment with us altogether.

Our continued success is also dependent upon retention of other key management executives and upon our ability to attract and retain employees to implement our corporate development strategy. The loss of some of our senior executives, or an inability to attract or retain other key individuals, could materially adversely affect us. Growth in our business is dependent, to a large degree, on our ability to retain and attract such employees. We seek to compensate and provide incentives to our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans, but we can make no assurance that these programs will allow us to retain key employees or hire new employees.

Members of our Board of Directors own a large number of the outstanding shares of our common stock and are able to significantly influence our management and operations.

Three members of our Board own 6,437,277 shares of our common stock, representing approximately 31% of our voting power as of October 2, 2009. As a result, these three individuals have a significant impact on the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated ownership could discourage others from pursuing a potential merger, takeover or other change of control transaction. As a result, the return on investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Our Board of Directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

Our authorized capital includes 20 million shares of undesignated preferred stock. Our Board has the power to issue any or all of the shares of preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval, subject to certain limitations on this power under Nasdaq listing requirements. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our Company that are not approved by our Board. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

ITEM 5.  OTHER MATTERS

We held a special meeting of stockholders on October 30, 2009. At the meeting, our stockholders authorized the Transaction, which closed on November 2, 2009.  In connection with the closing of the Transaction, the Company’s name has been changed to ante4, Inc., and the employment of all employees other than the Company’s President and Chief Executive Officer has been terminated.  Under the terms of the Transaction, certain ex-employees of the Company that are now employees of Buyer will continue to provide transition services to the Company for a limited period after the closing of the Transaction.

ITEM 6. EXHIBITS

4.1	Form of Specimen Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2009	ANTE4, INC.
Registrant

/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer

/s/ John Simonelli
John Simonelli
Interim Chief Financial Officer