Form 10-K
period 2010-01-03
ante4, Inc
filed 2010-04-05
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 0-50848

ANTE4, INC.

(formerly known as WPT Enterprises, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	77-0639000
(State of incorporation)	(I.R.S. Employer Identification No.)

5700 Wilshire Boulevard, Suite 625 Los Angeles, California	90036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (323) 330-9881

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value 0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% shareholders of the registrant as of March 25, 2010 was approximately $8.6  million based on the closing sales price of $1.08 per share as reported on the OTCBB.  As of March 25, 2010, there were 21,292,333 shares of our common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

None.

Part I

Item. 1 Business

Our Company

We entered into an Asset Purchase Agreement (the “Purchase Agreement”), dated August 24, 2009, with Peerless Media Ltd., a subsidiary of PartyGaming, PLC (the “Buyer”) pursuant to which we agreed to sell substantially all of our operating assets other than cash, investments and certain excluded assets to Buyer (the “Transaction”).  We closed the Transaction on November 2, 2009.  As a result of closing the Transaction, we no longer operate the Company’s previous business, and plan to use the proceeds of the Transaction to develop or acquire a new business.  In addition, the Company’s name was changed from WPT Enterprises, Inc. to ante4, Inc.  Except as specifically described below, the following description of our business describes our business prior to the closing of the Transaction.

When operating our former business, we created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. The current season of the World Poker Tour®, or WPT® television series - Season Eight, based on a series of high-stakes poker tournaments, currently airs on Fox Sports Net in the United States, and has been licensed for broadcast globally. In January 2008, we launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States, which is currently offered in 38 states. Through November 2008, we offered a real-money online gaming website which prohibited wagers from players in the U.S. and other restricted jurisdictions. We also licensed our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and were engaged in the sale of corporate sponsorships. In addition, through March 2009, we developed and marketed online and mobile games supporting the WPT China National Traktor Poker Tour™.

Business Segments

We formerly operated through four business segments, WPT Studios, WPT Online, WPT Global Marketing and WPT China, described in greater detail below:

WPT Studios, our multi-media entertainment division, generated revenue through domestic and international television licensing, domestic and international television sponsorship, as well as host fees from casinos and card rooms that hosted our televised events.  As part of the Transaction, we sold substantially all of the assets related to WPT Studios

WPT Online included the online poker club ClubWPT.com that generated revenue from subscriptions, which began operations in January 2008, our international poker and casino real money gaming websites which were terminated in November 2008, and an online merchandise store.

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

WPT China produced third-party branding at WPT China National Traktor Poker Tour events, licensed the television broadcast of the WPT China National Traktor Poker Tour and marketed the popular Chinese national card game “Tuo La Ji” or “Traktor Poker”™ in online and mobile games. This segment began generating revenue in January 2009 but was discontinued in March 2009.

WPT Studios

Background

The WPT is a sports league of affiliated poker tournaments that are open to the public.  WPT tournaments are hosted by prestigious casinos and poker rooms. At the tour stops, the final table of six participants is filmed competing for some of the poker world’s largest tournament prize pools.  The footage from each tour stop is then edited into a one-hour or two-hour episode, resulting in a series of one-hour or two-hour episodes which are distributed for telecast to both domestic and international television audiences. In addition, we filmed and produced special episodes based on a variety of non-traditional poker tournaments, which we also distributed for telecast along with the episodes based on our regular tour stops.

Using our innovative sports-style production, we shot our footage of the final table of each WPT event from as many as 19 different camera angles, incorporated graphics and distinctive lighting and added commentary from on-air poker personalities. Our productions featured specially-designed poker tables conducive to televised poker play and included our WPT Cams, which are small cameras placed on the poker table in front of each player that reveal each competitor’s hidden cards, or “hole cards,” to the television audience at the same time the player looks at his or her hand. Using the footage we obtained at the final tables of our WPT events, we edited the footage into one-hour and two-hour episodes for each tournament for distribution and telecast on cable and/or broadcast television.

Telecast License Agreements with Fox Sports Net

We licensed Season Seven of the WPT television series to National Sports Programming, owner and operator of Fox Sports Net (“FSN”) for four 30 second commercial units per episode. We also had the right to incorporate billboards, in-show sponsorships, entitlements and a “dot net” poker tutorial website sponsor in the episodes. FSN retains the right to approve the website and sponsor in both the 30 second commercial units and the episodes. As is customary in most production agreements with television networks, FSN retains the right to approve all material creative elements of Seasons Seven and Eight.

FSN retains an exclusive right to broadcast episodes of Seasons Seven for an unlimited number of times during the applicable license period solely on the FSN network in the U.S. The exclusive license period is the earlier of one year after initial telecast of each episode or 15 months after delivery to FSN. The nonexclusive license period is the earlier of three years after initial telecast of each episode or 39 months after delivery to FSN.

Telecast License Agreements with GSN

We licensed Season Six of the WPT television series to the Game Show Network (“GSN”) for $300,000 per episode.  GSN retains an exclusive right to broadcast episodes of English versions of Season Six for an unlimited number of times for the earlier of four years from initial airing or four years and nine months from delivery solely on the GSN network in the U.S., and a non-exclusive right to broadcast English versions of the show in Canada and in the island countries and territories of the Caribbean. In addition, GSN has the right to exploit Season Six for video-on-demand services in certain specified media, provided that revenue derived by GSN from video-on-demand services will be split equally between the parties. We retained the right to exploit non-English versions of Season Six anywhere in the world or English or non-English versions of Season Six in any medium other than the GSN television network and video-on-demand.

Telecast License Agreements with the Travel Channel

We licensed Seasons One through Five of the WPT television series to the Travel Channel. The license fee for Season Five of the WPT television series was $477,000 per episode. The Travel Channel has the exclusive right to exhibit the episodes produced in connection with each of these seasons in the U.S. for a period of four years, or three years in the case of Season One. Additionally, our license agreement provided for exhibition holdbacks for two years after the expiration of the license term.  The Travel Channel also received rights to show an unlimited number of repeats on the Travel Channel or other Discovery Channel networks in the U.S. for four years for Seasons Two through Five episodes and for three years for Season One episodes. As is customary in most production agreements with television networks, the Travel Channel retained final edit rights over the programs that we produced.

While we retained worldwide television rights to telecast the WPT and Professional Poker Tour television series episodes outside the U.S. and the right to pursue other business activities related to the WPT and Professional Poker Tour events and brand worldwide, the Travel Channel received up to 15% of our adjusted gross revenues from DVD and home video sales, merchandising and publishing activities and certain international television licenses. This participation rate declined by 2.5% per year.

FullTiltPoker.net Sponsorship

FSN did not pay a license fee for Season Seven of the WPT television series. We instead entered into a U.S. and Mexico sponsorship arrangement with Pocket Kings for FullTiltPoker.net to sponsor Season Seven. FullTiltPoker.net paid $3,250,000 for branded sponsorship integration in Season Seven together with four commercial units per episode in the U.S. We agreed to use our best efforts to have each episode air on Sunday at 8:00 p.m. with a repeat airing later in the week. The term of this agreement was two years or sooner if each episode were run at least four times on FSN.

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

International Telecast Agreements

From 2004 to November 2009, we entered into agreements for international telecast of our WPT and PPT episodes covering over 150 territories. Each of these agreements grants the international licensee an exclusive license to exhibit certain WPT and PPT episodes in the applicable territory and distribution channel for a period of time ranging from four months to two years. In addition, certain agreements provide the licensee with either an option to license additional seasons of WPT programming on similar terms or a right of first refusal and last negotiation with respect to such programming.

Party Gaming Sponsorship Agreement

In December 2006, we signed a multi-year agreement with iGlobalMedia Marketing (Gibraltar) Limited, a subsidiary of PartyGaming PLC (“Party Gaming”), owner of PartyPoker.com, pursuant to which they provided international television sponsorship of the WPT Seasons Four, Five and Six and PPT Season One. PartyPoker.com received exclusive in-show branded integration and association with our brand.

Pursuant to the agreement, we provided Party Gaming with certain post-produced audio and graphic sponsorship integration and advertising rights in connection with the distribution and broadcasting of the WPT and PPT television series in certain primary and secondary international markets for an approximate three-year period in each territory. In exchange for those rights, Party Gaming agreed to pay us fixed fees for entering into broadcast sponsorship arrangements that met particular requirements, including:

•                       securing exclusive online gaming advertising rights in connection with the broadcasting of our shows;

•                      incorporating audio and graphic integration of Party Poker at a certain minimum ratio; and ensuring that the shows were broadcast before midnight for a run of at least half of the episodes to be aired by each such broadcaster.

We retained the right to incorporate our own branding and other audio and graphic integration into the shows. We also could have integrated additional sponsors within the shows provided those sponsors were not considered “title” sponsors of the shows and as long as the sponsor was not in the business of online gaming. In addition, Party Gaming agreed to use commercially reasonable efforts to assist us in obtaining international distribution of the shows. Party Gaming also agreed to negotiate advertising rates and obtain advertising inventory around each exhibition of episodes in each territory. We were entitled to purchase up to one-third of all available advertising inventory available to Party Gaming at the same rate Party Gaming receives. Party Gaming provided satellite tournaments for entry into WPT poker tournaments on Party Gaming’s online gaming site and generally promoted those satellites.

We were paid for aired shows that complied with the above requirements, a Qualified Deal, as follows:

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

Typically, we were paid 25% of the applicable sponsorship fee upon executing a qualified deal with a broadcaster, 25% upon the initial broadcast of an episode of a season, and 50% upon the initial broadcast of the tenth episode. For 2009 and 2008, we recognized $3,612,000 and $2,894,000 of revenues, respectively, from Party Gaming.

Our agreement with Party Gaming was terminated in connection with the closing of the Transaction.

WPT Online

WPT Online included the real money gaming website at WorldPokerTour.com in certain international markets and the non-gaming website at WorldPokerTour.com directed at the U.S. and other select markets, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT, which launched in January 2008.

WorldPokerTour.com — Online Gaming Website

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

In 2006, we decided to commission the development of our own software for our online poker room. We licensed a software platform from CyberArts Licensing, LLC. However, in April 2007, we decided to move away from developing our own online gaming platform and entered into a three year software supply and support agreement with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”), after which we terminated our relationship with WagerWorks, Inc.. As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software, we wrote off $2.3 million of property and equipment and related capitalized costs during the second quarter of 2007.

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

WorldPokerTour.com - Non-Gaming Website

The domestic website at WorldPokerTour.com included poker tournament coverage and live updates, statistics, poker player information, an online merchandise store and ClubWPT, which launched in January 2008. ClubWPT was an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States and was offered in 38 states.  ClubWPT offered a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which made them eligible to enter into over 5,000 live poker and elimination black jack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month, which could include a $10,000 seat into a WPT televised main event. Other high-end prizes included flat screen HD televisions, shopping sprees, cruises and jewelry.  Non-subscribers who did not wish to purchase the other club benefits were offered a free or alternative means of entry.

Other benefits offered by ClubWPT included a subscription to Bluff Magazine, the world’s most widely distributed poker magazine, as well as the  Las Vegas Advisor  and over 150 coupons from 64 Las Vegas properties covering room rate bargains, free meals, 2-for-1 show tickets and other benefits.

We used a third party service provider, Centaurus Games, LLC (previously Ultimate Blackjack Tour, LLC — “Centaurus”), to operate our subscription-based online service for ClubWPT.com, which included supporting the software, technical operations and customer service. Centaurus earned a percentage of net revenues which was calculated as subscriber fees less chargebacks, prize pool, Club content, financial charges and compliance fees. Centaurus collected subscriptions from our customers, retained their profit participation and remitted the net revenue to us.  At the time of the Transaction, Centaurus had failed to pay $752,000 in receivables owed to us.  Believing there to be little chance of recovering that receivable, that receivable was transferred to Buyer upon the close of the Transaction.

Mobile Gaming Investment and Licensing Agreement

In July 2006, we entered into a licensing agreement with Cecure Gaming (“Cecure”), pursuant to which we granted Cecure a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming applications. Cecure designed and operated software and other products that enabled it or its licensees to offer gaming services to customers via mobile devices. Pursuant to the agreement, Cecure offered real-money mobile games solely in jurisdictions where such gaming was not restricted. In consideration for the license, we were entitled to 50% of Cecure’s net revenues derived from the WPT-branded mobile game. In July 2006, we paid $2,923,000 to acquire a 10% ownership interest in Cecure (currently 8%).

We recorded a $1,923,000 impairment charge in the third quarter of 2008 related to this investment due to difficulties Cecure was having in obtaining working capital to finance their business development that resulted in a significant reduction in staffing. Cecure’s difficulties continued, and the Company recorded an additional $1,000,000 impairment charge in the first quarter of 2009.  This investment was measured at implied fair value resulting in an other-than-temporary impairment charge.  At this time, Cecure is in receivership in the British equivalent of a bankruptcy proceeding, and it is unlikely that we will receive any value from our investment in Cecure.

WPT Global Marketing

Brand Licensing

We used Brandgenuity LLC (“Brandgenuity”), a brand licensing company, to pursue a licensing program and negotiate licensing agreements aimed at capitalizing on poker and the WPT brand in the U.S. We have also engaged international brand licensing companies to explore foreign licensing opportunities. To date, we had licensed the World Poker Tour name and logo to over 30 licensees. The majority of our product licensing revenues came from a few select licensees including:

•   Hands-On Mobile—mobile games;

•   MDI—instant win lottery games;

•   US Playing Card—playing cards, poker chips and accessories; and

•   WPT Boot Camp—poker player education.

We entered into a brand license agreement with Lakes Entertainment, Inc. (“Lakes”), our majority stockholder through November 2008, pursuant to which Lakes utilized the WPT name and logo in connection with a WPT No Limit Texas Hold ‘Em casino table game that Lakes developed using certain intellectual property rights of Sklansky Games, LLC.

Sponsorships

We granted entitlement sponsorship rights pursuant to which a company’s product could be identified as an “official” product of the WPT and “naming rights” that entitled one company to be the sole sponsor of an entire WPT season. We had four such sponsors prior to the Transaction:

•   Anheuser Busch - official beer of the WPT for Seasons Two through Five of the WPT television series;

•   Xyience — official energy drink of the WPT for Season Five of the WPT television series;

•   Blue Diamond Almonds — sponsored the WPT Season Five Championship and Seasons Six, Seven and Eight of the WPT series; and

•   Southwest Airlines - official airline of the WPT.

Xyience had owed us royalty payments of approximately $1.5 million; however, Xyience is currently engaged in a bankruptcy proceeding.  Prior to such proceeding, we were paid $250,000 as partial satisfaction of the royalty payments.  The bankruptcy trustee made a claim against us in the proceeding to recover the $250,000 payment.  We entered into a settlement agreement with the bankruptcy trustee pursuant to which we agreed to repay $90,000 of the $250,000 to the bankruptcy estate.  We remain an unsecured creditor in the bankruptcy proceeding with a claim of approximately $1.4 million.  We believe that we will recover little, if any, of that claim in the bankruptcy proceeding.

WPT Events

We had an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only, not for actual gaming. Some of the ways customers were able to incorporate the WPT into their events were for sales meetings, product launches, vendor programs, incentive programs and client parties.

WPT China

In August 2007, we entered into a Cooperation Agreement with the China Leisure Sports Administrative Center (the “CLSAC”), a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji”. We had the right to brand and exploit the WPT China National Traktor Poker Tour (“Traktor Poker Tour”) during the five year term of the Cooperation Agreement. Additionally, we were afforded certain commercial, marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media and rights to sell online and mobile subscriptions. We had paid a yearly fee to the CLSAC, which started at $505,000 for the first year and which would have increased by ten percent annually for the remaining four years of the term if we had remained in this business.

We launched the inaugural season of the Traktor Poker Tour in Lanzhou, Gansu in October 2007, and Season Two of the Traktor Poker Tour began in Luoyang, Henan on October 11, 2008.  In January 2009, we began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in this business were greater than what we were willing to expend.  In March 2009, we began the shut-down process of the operations of WPT China.  As part of shutting down this business, we transferred the assets we owned related to the WPT China business to our partners in China, Big Turn Entertainment and Sports (ASIA), Ltd. in exchange for a 10% interest in the entity that was to operate the WPT China business moving forward.  That interest was not sold to Buyer as part of the Transaction. The value of this interest is largely dependent on the ability of our partners in China to obtain the financing necessary to operate.

Intellectual Property

Prior to the closing of the Transaction, we held numerous trademarks, copyrights, patent applications, internet domain names and other intellectual property, both domestically and internationally.  As a result of the closing of the Transaction, substantially all of our intellectual property (other than certain trademark and servicemark applications pending in China and Hong Kong relating to the WPT China business) was sold to Buyer.

Our Operations after the Closing of the Transaction

As described above, substantially all of our assets were sold to Buyer pursuant to the Transaction, and the description of our business above relates solely to the operation of our business prior to the closing of the

Transaction on November 2, 2009.  However, besides cash and cash equivalents, certain of our other assets were not sold to Buyer as part of the Transaction, including:

•                  Our investment in WPT China

•                  Our investment in Cecure Gaming

•                  License agreements to broadcast Season Seven of the WPT television series in Germany, the Netherlands, Italy and Canada

•                  Claims to payments owed to us by Xyience, Inc., a former sponsor of the WPT television series

•                  Other litigation-related claims

In addition to these kept assets, we are entitled to receive, in perpetuity from the closing of the Transaction, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by our business and assets sold to Buyer in the Transaction (collectively, the “Royalty Stream”).  “Gross gaming revenue” means all revenue of Buyer and its affiliates generated by our sold business and assets that are attributable to gaming, less certain taxes. “Other revenue” means all revenues of Buyer and its affiliates generated by our sold business and assets, other than gross gaming revenue certain taxes and certain out-of-pocket expenses incurred by Buyer or its affiliates.  Buyer has guaranteed a minimum payment to us of $3 million for such Royalty Stream over the three-year period following the closing of the Transaction.  Buyer will pay 20% of the Royalty Stream into an escrow account over the next two years to secure our indemnification obligations and other obligations to the Buyer in connection with the Transaction.  In addition, our President, Chief Executive Officer and Secretary, Steve Lipscomb, will receive 5% of the Royalty Stream in perpetuity as a result of an incentive arrangement with Mr. Lipscomb that was approved by our Board of Directors in February 2009.

In addition to searching for a new business to acquire, going forward, we intend to engage in the administration and monetization of these remaining assets.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available without charge on our website, www.ante4.com, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Employees

As of January 3, 2010, we had four employees, one of which was a full-time employee.  We consider our relationships with our employees to be satisfactory.

Item 1A. Risk Factors

In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company:

An investment in our common stock is very risky. You may lose the entire amount of your investment. Prior to making an investment decision, you should carefully review this entire prospectus and consider the following risk factors:

The Company has become a development stage company with cash and investments, certain international licensing agreements and a participation in future WPT and PPT brand revenues, but has no operating history on which investors can evaluate its ability to achieve stated business objectives.

Now that the Transaction is closed, substantially all of the Company’s operating assets other than cash, investments and certain other assets have been sold to Buyer. We should now be considered a development stage company with no historic operating results. We will generate revenues from our international licensing agreements of Season Seven of the WPT television series (through Q2 2010), our participation in Buyer’s revenue generated by the business and assets we sold to Buyer, and we will have general and administrative expenses to remain a public company and to search for a new company to develop or acquire. There is no basis on which to evaluate our ability to achieve our business objective of acquiring or developing a new business. The Company has not decided upon a specific merger, asset acquisition, reorganization or other business combination and cannot guarantee that the Company will be able to successfully consummate any such transaction.

Buyer or alternatively its parent company, ElectraWorks Ltd., may not honor all of their obligations in connection with the Transaction.

Buyer has made significant representations, warranties and commitments to the Company about various matters including the commitment to pay the Company 5% of future gross gaming revenues less certain taxes and 5% of other future gross revenues less certain taxes and costs earned with the purchased assets. Buyer has agreed that the future gaming and other revenue-based participation amount will be at least $3 million over the three year period following the close of the asset purchase agreement, or otherwise Buyer will make up the shortfall to $3 million at the end of the period. ElectraWorks Ltd. (“Parent”) has guaranteed all of Buyer’s obligations in connection with the Transaction. Buyer or alternatively Parent may not honor all of their obligations in connection with the Transaction.

The valuation of the Royalty Stream is based on assumption that may turn out to be invalid or untrue.

We engaged BDO Valuation Advisors, LLC (“BDO”) to ascertain the value of the Royalty Stream, which is recorded on our balance sheet as of January 3, 2010.    BDO’s valuation of the Royalty Stream was based on assumptions and projections based on our historical and prospective financial statements, as well as assumptions based on future events that may turn out to be invalid or untrue.  Therefore, the value of the Royalty Stream over time may differ significantly from the value recorded on our balance sheet, which could negatively affect our financial condition and results of operations.

You will not receive protections afforded stockholders of certain blank check companies.

Until we acquire or develop a new business, we may be deemed to be a “blank check” company under U.S. securities laws. Our cash and investments were not, however, obtained through an initial public offering with the intention of being used to acquire or develop a business like other blank check companies. Companies that complete an initial public offering and have less than $5.0 million of net tangible assets are regulated by SEC

Rule 419 that is designed to protect stockholders in blank check companies. Accordingly, Company stockholders will not receive the benefits or protections of that rule. Among other things, this means that our common stock remains immediately tradable; at least 90% of the initial public offering proceeds are not held in an escrow account; investments are not restricted to deposits under the Federal Deposit Insurance Act, money market funds meeting the requirements of the Investment Company Act of 1940 or investments that are direct obligations of or guaranteed by the U.S.; investors will not have their investment refunded if they disapprove of a proposed acquisition; we are not obligated to spend at lease 80% of the funds held in escrow for an acquisition; and we will have longer than 18 months to complete a business combination.

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

We can invest  in U.S. government securities and other investments that qualify for an exception under Rule 3a-1 of the Investment Company Act of 1940 of the definition of what is an investment security if we believe that we may be deemed to be an investment company. By qualifying under this exception, we do not believe that our anticipated business activities will subject us to the requirements of the Investment Company Act of 1940. One part of our current investment portfolio, however, is a $3,850,000 investment in auction rate securities and related rights (“ARS”) to put the securities to the broker holding the securities during the period from June 30, 2010 to July 2, 2012, that could be deemed an investment security under the Investment Company Act of 1940. We may not be able to sell the ARS near par value until June 30, 2010 and invest the proceeds in investments that qualify for the exception under Rule 3a-1 of the Investment Company Act of 1940.

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

If we become subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional costs and expenses and changes in our basis, format and periodic frequency of accounting and other required disclosures to investors. There can be no assurance that we are not deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940 or that we will qualify for the exemptions under Rule 3a-1 or Rule 3a-2 of the Investment Company Act of 1940.

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

•                  may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards; and

•                  may adversely affect the market price for our common stock.

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

As of January 3, 2010, we had $3,800,000 of principal invested in ARS. The types of ARS investments that we own are backed by student loans, are guaranteed under the Federal Family Education Loan Program and are AAA or Aaa rated. The estimated fair value of our ARS holdings at January 3, 2010 was $3,455,000, which reflects a $345,000 impairment loss.

We entered into an agreement with UBS that requires UBS to buy our ARS at par value during the period from June 30, 2010 to July 2, 2012. We have valued that right at $345,000 at January 3, 2010. We have given UBS the right to sell our ARS before that period if they are able to find a buyer that is willing to pay par value for our ARS. UBS has provided a $2,661,000 line of credit to us, secured by the ARS held by them, which we drew down in February 2009. At January 3, 2010, $2,549,000 was outstanding under the line of credit.

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

A substantial amount of our assets consists of cash and cash equivalents, which are on deposit with financial institutions in which the value of those assets may exceed the amount of Federal Deposit Insurance Corporation (“FDIC”)or similar insurance held by those financial institutions.

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

Three members of our Board own 7,992,294 shares of our common stock, representing approximately 38% of our voting power as of March 25, 2010. As a result, these three individuals have a significant impact on the outcome of all matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated ownership could discourage others from pursuing a potential merger, takeover or other change of control transaction. As a result, the return on investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

Our common stock trades only in an illiquid trading market.

Trading of our common stock is conducted on the over-the-counter bulletin board.  This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock.  This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In connection with the closing of the Transaction, we subleased approximately 16,000 square feet of office space, located in Los Angeles, California, to WPT Enterprises, a Nevada corporation formed by the Buyer.  We continue to occupy the remaining approximate 10,000 square feet of office under the original Master Lease dated September 2004.  The Master Lease and Sublease expire concurrently in June 2011.  The remaining payments under the Master Lease are approximately $1,336,000 while the payments under the Sublease, for which we will be paid by the Buyer, are approximately $792,000.

We also leased 550 square feet of office space in Beijing, China for 26,572 China Yuan Renminibi (U.S. $3,800) per month. The lease term was two years, which ended in July 2009.

Item 3. Legal Proceedings

See Note 12. Commitments and Contingencies in the Notes to the Financial Statements for information about legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

We held a special meeting of stockholders on October 30, 2009. At the meeting, our stockholders authorized the Transaction, which closed on November 2, 2009.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Prior to December 29, 2009, our common stock was traded on the Nasdaq Global Market under the symbol “WPTE.”  On December 17, 2009, we received notice of a determination of the staff of the Nasdaq Listing Qualifications Department (the “Staff”), in accordance with Nasdaq Marketplace Rule 5100, that since we were no longer engaged in an active business operation, we were a “public shell.”  Marketplace Rule 5100 provides the Staff with discretionary authority to apply more stringent criteria for continued listing and can terminate the inclusion of particular securities based on any event that occurs that in the opinion of the Staff makes inclusion of the securities on Nasdaq inadvisable or unwarranted.  Accordingly, the Staff indicated that, unless we requested a hearing to appeal the determination, trading of our common stock would be suspended at the open of business on December 29, 2009, and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”) to remove our securities from listing and registration on the Nasdaq Global Stock Market.  We did not request a hearing to appeal this determination, and as a result, on December 29, 2009, our common stock was suspended from trading on the Nasdaq, and on January 8, 2010, Nasdaq filed a Form 25-NSE with the SEC notifying the SEC that our common stock should be removed from listing and registration on the Nasdaq Global Stock Market.  Although we did not request a hearing with Nasdaq, we believe that our ongoing operations and assets are such that we are not a “public shell” as the term is defined in Section 12b-2 of the Securities Exchange Act of 1934.

Our common stock is listed for trading on the over-the-counter bulletin board under the symbol “ANTF.OB.”

The high and low sales prices per share of the Company’s common stock for each quarterly period within the two most recent fiscal years are indicated below, as reported on the Nasdaq Global Market and over-the-counter bulletin board, as appropriate:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended January 3, 2010
High	$.55	$1.43	$1.87	$1.26
Low	.26	0.56	0.90	0.95
Year Ended December 28, 2008
High	1.88	1.57	1.04	0.67
Low	1.33	0.98	0.66	0.27

On March 25, 2010, the last reported sale price for our common stock was $1.08 per share. On March 25, 2010, the Company had approximately 1,886 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

In July 2004, we adopted the 2004 Stock Incentive Plan (the “2004 Plan”), which was initially approved to grant up to an aggregate of 3,120,000 shares of common stock. The purpose of the 2004 Plan, which was approved by our stockholders in July 2004, is to increase stockholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees (including officers), certain key consultants and directors of the Company. At our annual stockholders’ meeting held May 31, 2006, our stockholders approved an amendment to the 2004 Stock Incentive Plan that increased the total shares authorized for issuance under the 2004 Plan to 4,200,000.

The following table sets forth information, as of January 3, 2010, about the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	324,666	$2.73	1,672,001
Equity compensation plans not approved by security holders	None	None	None
Total	324,666	$2.73	1,672,001

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

On November 2, 2009, we sold substantially all of our operating assets other than cash, investments and certain excluded assets (the “Transaction”) to Peerless Media Ltd. (the “Buyer”) pursuant to an Asset Purchase Agreement with Buyer (the “Purchase Agreement”) dated August 24, 2009. As a result of closing the Transaction, we no longer operate the Company’s previous business, and plan to use the proceeds of the Transaction to develop or acquire a new business.  In addition, the Company’s name has been changed to ante4, Inc.  Except as specifically described below, the following description of our business describes our business prior to the closing of the Transaction.

We created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. The current season of the World Poker Tour®, or WPT® television series - Season Seven, based on a series of high-stakes poker tournaments, currently airs on Fox Sports Net in the United States, and has been licensed for broadcast globally. In January 2008, we launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States, which is currently offered in 38 states. Through November 2008, we offered a real-money online gaming website which prohibited wagers from players in the U.S. and other restricted jurisdictions. We also licensed our brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and were engaged in the sale of corporate sponsorships. Through March 2009, we developed and marketed online and mobile games supporting the WPT China National Traktor Poker Tour™.

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

WPT China produced third-party branding at WPT China National Traktor Poker Tour events, licensed the television broadcast of the WPT China National Traktor Poker Tour and marketed the popular Chinese national card game “Tuo La Ji” or “Traktor Poker”™ in online and mobile games. In January 2009, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in this business were greater than the Company was willing to expend. In March 2009, the Company decided to shut down the operations of WPT China while continuing to look for a strategic partner to acquire the WPT China assets. As part of shutting down this business, we transferred the assets we owned related to the WPT China business to our partners in China, Big Turn Entertainment and Sports (ASIA), Ltd. in exchange for a 10% interest in the entity that was to operate the WPT China business moving forward.  That interest was not sold to Buyer as part of the Transaction. The value of this interest is largely dependent on the ability of our partners in China to obtain the financing necessary to operate.

The historical results of WPT China have been reclassified as a discontinued operation.

Results of Operations

2009 Compared to 2008

The following table sets forth revenue and cost of revenue information for our three business segments that were classified as continuing through the Transaction (amounts in thousands):

	Fiscal Year Ended
	January 3, 2010*	% of Revenues	December 28, 2008	% of Revenues
WPT Studios:
Domestic sponsorship	$3,125	26%	$—	—%
Domestic license	—	—%	5,400	50%
International sponsorship	7,573	62%	2,894	27%
International license	916	7%	1,545	14%
Event hosting and sponsorship	625	5%	1,010	9%
	12,239	100%	10,849	100%
Cost of revenues	3,211	26%	5,978	55%
Gross profit	$9,028	74%	$4,871	45%

WPT Online:
Online gaming	$325	13%	$1,045	63%
Non-gaming	2,124	87%	608	37%
	2,449	100%	1,653	100%
Cost of revenues	1,297	53%	984	60%
Gross profit	$1,152	47%	$669	40%

WPT Global Marketing:
Product licensing	$1,406	67%	$2,483	83%
Event hosting and sponsorship	701	33%	496	17%
	2,107	100%	2,979	100%
Cost of revenues	160	8%	288	10%
Gross profit	$1,947	92%	$2,691	90%

*Effectively through November 2, 2009, the date of the closing of theTransaction.

WPT Studios.  Segment revenues, including combined domestic and foreign television revenues, increased $1,390,000 to $12,239,000 in 2009, from $10,849,000 in 2008. Domestic television revenues decreased $2,275,000 in 2009 compared to 2008. The sponsorship fees received per episode in 2009 for Season Seven of the WPT television series under our license agreement with Fox Sports Net were lower than the license fees received for Season Six in 2008 under our license agreement with Game Show Network. The sponsorship fee per one-hour episode for Season Seven was $125,000 compared to a license fee of $300,000 per two-hour episode for Season Six. In 2009, we aired 26 one-hour episodes of Season Seven compared to the delivery of 18 two-hour episodes of Season Six in 2008. International television revenues increased $4,050,000 in 2009 compared to 2008. International television sponsorship revenues increased $4,679,000 in 2009 compared to 2008, as we had greater distribution of Seasons Four, Five and Six of the WPT television series and PPT Season One in territories covered by the PartyGaming sponsorship contract. We also received international television sponsorship revenues for Season Seven of the WPT television series from PokerStars.  International television licensing revenues decreased $629,000 in 2009 compared to 2008 as a result of fewer international territories accepting license arrangements and the substitution of sponsorship arrangements for license arrangements in many territories. WPT television series hosting fees decreased by $375,000 in 2009 due to lower per episode hosting fees in Season Seven.

During 2009, our sources of revenue changed from primarily licensed-based revenues from the sale of our programming to television networks to primarily sponsorship-based revenues. Sponsors pay to appear in the show, and television networks air the program for free, or we pay a fee to television networks to air the program.

Television cost of revenues decreased $2,767,000 in 2009 compared to 2008 despite higher revenues in 2009 compared to 2008, due to higher gross margins for Season Seven of the WPT television series compared to Season Six. Television gross profit margins were 74% in 2009 compared to 45% in 2008.

WPT Online.  Online revenues increased $796,000 to $2,449,000 in 2009, from $1,653,000 in 2008. Online gaming revenues decreased $720,000 between years. In 2009, our online gaming revenues were derived from affiliate revenues whereas in 2008 our online gaming revenues were derived from the WPT-branded online gaming website. In November, 2008, we terminated the WPT-branded online gaming website.

Non-gaming revenues increased $1,516,000 between years due to increased membership in ClubWPT.com which was launched in the first quarter of 2008. ClubWPT.com gross profit margins increased to 47% in 2009 as total membership increased, and we realized improved gross profit margins from economies of scale.

WPT Global Marketing.  Global marketing revenues decreased $872,000 to $2,107,000 in 2009, from $2,979,000 in 2008. A decrease in product licensing revenues in 2009 was partially offset by an increase in international event hosting and sponsorship revenues. There was a decrease in product licensing revenues in 2009 from one significant licensee that was partially offset by higher product licensing revenues from another significant licensee.  Hosting and sponsorship revenues increased in 2009 due to the addition of increased non-televised sponsored events internationally. Global marketing gross profit margins increased to 92% in 2009 from 90% in 2008.

Selling, General and Administrative Expense.  The following table sets forth selling, general and administrative expense information for our three continuing business segments (amounts in thousands):

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	% Change
Operational expenses	$424	$1,399	(70)%
Selling and marketing expenses	1,560	5,145	(70)%
General and administrative expenses	9,844	12,782	(23)%
	$11,828	$19,326	(39)%

Selling, general and administrative expense decreased $7,498,000 to $11,828,000 in 2009, from $19,326,000 in 2008. Selling, general and administrative expense consists of operational costs to manage websites and software, sales and marketing expenses and general and administrative expenses.

Operational expenses decreased $975,000 in 2009. Costs associated with our domestic website were lower in 2009 primarily due to lower maintenance costs. Costs associated with our WPT-branded online gaming website were lower in 2009 because we terminated our WPT-branded online gaming website in November 2008.

Sales and marketing expenses decreased $3,585,000 in 2009.  The decline in sales and marketing expenses were a result of 1) lower commission costs related to the lower licensing revenues; 2) lower costs associated with our domestic website due to the shutdown of our WPT-branded online gaming website as this site was heavily marketed during the first half of 2008; and 3) the termination of our spokesperson contract with Antonio Esfandiari.

General and administrative expenses decreased $2,938,000 in 2009. The decrease was primarily due to 1) personnel reductions in 2008 that resulted in lower payroll and related costs in 2009; 2) a decrease in rent related to a lease abandonment provision; 3) costs to terminate our agreements with CryptoLogic in 2008 and 4) a change in Board of Director compensation that decreased Board-related costs in 2009.

Asset Impairment.  We recorded a $1,923,000 impairment charge against our investment in Cecure Gaming in the third quarter of 2008 due to difficulties Cecure Gaming was having in obtaining working capital to finance their business development over the next several years that resulted in a significant reduction in staffing. Financing difficulties continued into 2009, and we recorded an additional $1,000,000 impairment charge in first quarter of 2009. This investment was measured at implied fair value resulting in an other-than-temporary impairment charge.

Other Income.  Net interest income decreased $814,000 in 2009 compared to 2008, primarily due to lower interest rates and lower average balances of investments in cash equivalents and debt securities.

Income Taxes.  The Company expects to pay federal alternative minimum tax on the utilization of net operating losses in 2009 and California income taxes due to the suspension of the availability of net operating losses in 2009. The income tax expense for 2009 is $631,000.  There was no income tax expense in 2008 due to the loss for the period.

Discontinued WPT China Operations.  The following table sets forth selling, general and administrative expense information for our discontinued business segment (amounts in thousands):

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	% Change
Operational expenses	$57	$175	(67)%
Selling and marketing expenses	247	687	(64)%
General and administrative expenses	503	1,542	(67)%
Shut down provision	306	—	—%
	$1,113	$2,404	(54)%

In January 2009, the Company began searching for a strategic partner to invest in the WPT China business. The cash needs to support the growth in this business were greater than the Company was willing to expend.  In March 2009, we began the shut down process of the operations of WPT China.  As part of shutting down this business, we transferred the assets we owned related to the WPT China business to our partners in China, Big Turn Entertainment and Sports (ASIA), Ltd. in exchange for a 10% interest in the entity that was to operate the WPT China business moving forward.  That interest was not sold to Buyer as part of the Transaction.

We incurred $807,000 in 2009 and $2,404,000 in 2008 of selling, general and administrative expenses. We also incurred $306,000 of costs in 2009 to shut down the WPT China operations.  The 2008 expenses were higher as a result of higher payroll costs and higher Traktor Poker Tour fees.

Business Following the Transaction

The Company does not currently intend to distribute any proceeds from the Transaction to Company stockholders.  We are seeking to use the proceeds of the Transaction to develop or acquire a non-poker related business. In addition to searching for a new business to acquire, going forward, we intend to engage in the administration and monetization of certain assets that were not purchased by Buyer in connection with the Transaction.

Pursuant to the Purchase Agreement, Buyer has agreed to pay to the Company 5% of future gaming and other revenues, as described in the Purchase Agreement, from the use of the Company’s former brands by Buyer.  Buyer has guaranteed that the Company will receive at least an aggregate of $3 million during the three years following the closing under this future revenue sharing arrangement.  For the two year period following the closing, 20% of the proceeds from the future revenue sharing arrangement will be placed into an escrow account to settle the Company’s indemnification obligations, if any, arising under the Purchase Agreement and the related ancillary agreements.  The amounts deposited into such escrow account shall not be the sole source of recovery for the Company’s indemnification obligations to Buyer.

Liquidity and Capital Resources

The United States has experienced a widespread and severe recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities and general discretionary consumer spending, all of which have far-reaching effects on economic conditions in the country for an indeterminate period.  The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant,

At the closing of the Transaction, following the end of the third quarter 2009, Buyer paid the Company approximately $11.2 million in cash, representing $12.3 million less a $1.0 million payment by Buyer in

August 2009, less the amount of certain obligations of PartyGaming or its affiliates accruing or paid to the Company from July 10, 2009 through the closing date.

In 2009, cash and cash equivalents and investments in debt securities and put rights increased $15.4 million to a combined balance of $32.4 million. As of January 3, 2010, we had borrowed $2.5 million from the broker that holds our ARS portfolio, the proceeds of which are reflected in our cash and investment balances. Cash flows from operating activities of continuing operations were $4,857,000 in 2009 compared to ($12,642,000) in 2008. Reductions in production costs and selling, general and administrative expenses in 2009 were the primary reasons for the increased positive cash flows between years. Our principal operating cash requirements consist of payroll and benefits, office leases, television production, professional and consulting fees, business insurance and sales and marketing costs. Cash flows from investing activities of continuing operations decreased to $5,017,000 in 2009 from $20,645,000 in 2008. The decrease was principally caused by fewer net redemptions of investments in 2009 and increased purchases of marketable securities. Cash flows from financing activities increased to $2,549,000 from ($37,000) in 2008. The 2009 cash flows were from the drawdown of the line of credit in February 2009.

As of January 3, 2010, we had $3.8 million invested in ARS and rights to put the ARS back to UBS. Historically, ARS had been liquid with interest rates resetting every 7 to 35 days by an auction process. However, beginning in February 2008, auctions for ARS held by us failed as a result of liquidity issues experienced in the global credit and capital markets. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will continue to be limited until there is a successful auction or until such time as other markets for ARS develop.

We entered into an agreement with UBS that requires UBS to buy the ARS from us at par during the period June 30, 2010 to July 2, 2012. We are required to sell the ARS to UBS prior to that period if they decide to buy the ARS at par value for any reason. UBS provided us with a line of credit, secured by ARS held by UBS, equal to 75% of the fair value of the ARS. We borrowed $2,661,000 under the line of credit agreement in February 2009. At January 3, 2010, $2,549,000 was outstanding under the line of credit.

We expect that cash, cash equivalents, investments in debt securities and put rights and borrowings on the credit line secured by our ARS portfolio will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months even considering the current liquidity issues with the ARS. However, when and if we find a merger partner, our cash, cash equivalents, investments in debt securities and put rights and borrowings on the credit line secured by our ARS portfolio may be utilized in connection with the operating business of the merger partner. The sufficiency of these assets will depend upon the working capital and capital expenditure requirements of our business after such a merger. We prepare quarterly cash flow projections in order to operate our business and to make forward looking statements about our cash flow expectations. General economic and capital market conditions are rapidly changing, are unpredictable and the impact on our business is not within our control. If we need to raise working capital, we may need to seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions, the availability of which is highly uncertain.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies have required us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.

Investments in Debt Securities and Put Rights.  We account for our investments in debt securities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, “Investments — Debt and Equity Securities. Our investment portfolio includes investments in auction rate securities and rights to sell ARS to the broker that holds the ARS. As a result of the agreement with UBS that requires UBS to buy the ARS from us at par during the period June 30, 2010 to July 2, 2012, the securities were classified as short-term investments in debt securities at January 3, 2010.  See Note 3 to the Consolidated Financial Statements for further discussion of the ARS investment.

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

Television Revenues and Costs.  We expensed the cost of producing the WPT and PPT television series over the applicable life cycle of the television series based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues (“Ultimate Revenues”) for each season. If our estimate of Ultimate Revenues decreased, amortization of television costs was accelerated. Conversely, if estimates of Ultimate Revenues increased, television cost amortization was slowed. For television series, we included revenues that were earned within three years of the delivery of the first episode.

Revenue Recognition.  The Company had revenue recognition policies for its various business segments that were appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial

Statements for our revenue recognition policies. Licensing advances and guaranteed payments collected, but not yet earned, as well as casino host fees and sponsorship fees collected prior to the airing of episodes, were classified as deferred revenue in the consolidated balance sheets.

We recognized domestic television license revenues upon the receipt and acceptance of completed episodes by the Travel Channel and GSN. However, due to restrictions and practical limitations applicable to our operating relationships with foreign networks, we did not consider collectability of international television license revenues to be “reasonably assured,” and accordingly, we did not recognize such revenue unless payment was received. Additionally, we presented certain international distribution license fee revenues net of the distributor’s fees, as the distributor was the primary obligor in the transaction with the ultimate customer.

Event hosting fees were paid by host casinos for the privilege of hosting the events and were recognized as the episodes that feature the host casino were aired. Sponsorship revenueswere recognized as the episodes that feature the sponsor were aired.

Product licensing revenues were recognized when the underlying royalties from the sales of the related products were earned. We recognized minimum revenue guarantees, if any, ratably over the term of the license or as earned based on actual sales of the related products, if greater. We presented product licensing fees gross of licensing commissions, which were recorded as selling, general and administrative expenses since we were the primary obligor in the transaction with the ultimate customer.

Online gaming revenues were recognized monthly based on statements received from CryptoLogic, our online gaming service provider for online poker and casino activity. We presented online gaming revenues gross of service provider costs (including the service provider’s management fee, royalties and credit card processing that are recorded as cost of revenues) as we had the ability to adjust price and specifications of the online gaming site, we bore the majority of the credit risk and we were responsible for the sales and marketing of the gaming site. We included certain cash promotional expenses related to free bets and deposit bonuses along with customer chargebacks as direct reductions of revenue. All other promotional expenses were generally recorded as sales and marketing expenses.

Subscription revenues were recognized monthly based on statements received from Centaurus, our subscription-based online service provider. We present subscriptions revenues gross of service provider costs (including the service provider’s management fee, content fees and credit card processing fees that are recorded as cost of revenues) as we had the ability to adjust specifications of the game site, we bore the majority of the credit risk and we were responsible for the sales and marketing of the gaming site. All other promotional expenses were generally recorded as sales and marketing expenses.

Share-Based Compensation.  Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value and determining these inputs is not highly subjective.

We do not believe that our historical share option exercise data provides us with sufficient evidence to estimate expected term. Therefore, we use the simplified method of calculating expected life described in the SEC’s SAB 107. In December 2007, the SEC issued SAB 110 to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options. SAB 110 was effective for us beginning in the first quarter of 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

In addition, we are required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Quarterly adjustments in the estimated forfeiture rates can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization in the period in which the estimated forfeiture rates are adjusted. We estimate and adjust forfeiture rates based on a quarterly review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than our previously estimated forfeiture rate, we make an adjustment that will result in a decrease in the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase in the expense recognized in the financial statements. The effect of forfeiture adjustments in 2008 was significant due to an unplanned employee lay off in the second and third quarters of 2008.

As a result of the Transaction in November 2009, all employee options other than those held by our President, Chief Executive Officer and Secretary, Steve Lipscomb, vested at the date of closing.  Thus, the remaining expense associated with the outstanding options as of January 3, 2010 was recorded in 2009.  See Note 9 to the Consolidated Financial Statements for further discussion of the share based compensation expense in 2009.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements not yet effective or adopted that we currently believe are likely to have a significant effect on our future financial statements.

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

Forward-looking information involves important risks and uncertainties that could significantly affect our anticipated future results and, accordingly, actual results may differ materially from those expressed in any forward-looking statement. Our forward-looking statements generally relate to expectations about future operating results and other business development activities, expected levels of capital spending and potential sources of future revenue. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, see “Part II — Other Information, Item 1A. Risk Factors” for risk factors that may impact our forward-looking statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page 46.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 3, 2010.

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

Changes in Internal Controls

As a result of the Transaction, the entire accounting function of the Company was replaced with an outsourced service provider.  However, there have been no corrective actions with regard to significant deficiencies or material weaknesses, if any, in our internal control over financial reporting or in other factors affecting internal control over financial reporting during the fourth quarter of the year ended January 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and position of each of our current directors and executive officers.

Name and Age of Director or Executive Officer	Principal Occupation, Business Experience For Past Five Years and Directorships of Public Companies	Director Since
Lyle Berman Age 68

Chairman of the Board since our inception in March 2002 and Executive Chairman since April 1, 2005. Mr. Berman served as our Chief Executive Officer from February 25, 2004 until April 1, 2005. Since January 1999, Mr. Berman has served as the Chairman of the Board and Chief Executive Officer of Lakes Entertainment, Inc. (“Lakes”), a publicly-held company that develops and manages Indian-owned casinos. From November 1999 until May 2000, Mr. Berman served as President of Lakes. Mr. Berman served as the Chairman of the Board of Directors of Grand Casinos, Inc. from October 1991 through December 1998. Mr. Berman served as Chief Executive Officer of Rainforest Cafe, Inc. from February 1993 until December 2000. Lyle Berman is the father of Bradley Berman, who serves as a member of the Board. We believe Mr. Berman’s qualifications to sit on our Board include his decades of experience in owning, operating and managing a wide variety of companies both large and small, public, and private, in industries as diverse as gaming, television production, restaurants and apparel.

2002

Steven Lipscomb Age 48

Chief Executive Officer since April 1, 2005 and our President and Founder since our inception in March 2002. Mr. Lipscomb previously served as Chief Executive Officer of our predecessor company, World Poker Tour, LLC, from March 2002 until February 24, 2004. Mr. Lipscomb is the creator and Executive Producer of the World Poker Tour television series. Prior to forming World Poker Tour, LLC, Mr. Lipscomb was an independent producer through his company, Lipscomb Entertainment, producing and directing award-winning television shows and films. We believe Mr. Lipscomb’s qualifications to sit on our Board include his experience owning and operating his own film and television production company, as well as his eight years of experience as a senior executive of the Company.

2002

Michael Beindorff Age 58

Mr. Beindorff serves as the President of The Far Niente Group, a private investor organization. He previously spent four years as the Chief Operating Officer of Exclusive Resorts, a luxury residence club. Prior to joining Exclusive Resorts, he served as President of GreenTree Group, a marketing, branding and management consulting firm based in Denver, Colorado from 2002 to 2004. We believe Mr. Beindorff’s qualifications to sit on our Board include his experience in marketing and branding at GreenTree Group, as well as his executive-level strategic and management responsibilities at a variety of companies.

2004

Bradley Berman Age 39	Mr. Berman is President of King Show Games, Inc., a company he founded in 1998. King Show Games leverages the trends in the video slot machine arena. He served as Vice President of Gaming with Lakes from 1998 until 2004 when he reduced his role to Gaming Product Specialist in order to devote more time to King Show Games, Inc. Bradley Berman is the son of Lyle Berman, our Executive Chairman. We believe Mr. Berman’s qualifications to sit on our Board include his experience owning and operating gaming companies and his years of experience working in strategic and management roles at Lakes.	2004

Joseph Carson, Jr. Age 47

Mr. Carson served as the Co-founder, President and Chief Executive Officer of Hollywood Interactive Group, Inc., a digital web game development company, from October 2007 to 2009. Mr. Carson previously served as Chief Executive Officer of Bunim-Murray Productions, a television production company, from November 2004 until March 2007. From 1995 until he joined Bunim-Murray in November 2001, Mr. Carson oversaw the production and finance functions at Twentieth Television, a division of Fox Studios. Mr. Carson also held a number of financial positions with Sony Pictures Entertainment. We believe Mr. Carson’s qualifications to sit on our Board include his experience operating a variety of business in the entertainment industry, including television and film production and web game development, in a variety of strategic, management and financial roles.

		2004

Ray Moberg Age 61	After 33 years, Mr. Moberg retired from Ernst & Young in 2003, where he served as the managing partner of Ernst & Young’s Reno, Nevada, office from 1987 until his retirement. Mr. Moberg also serves as a director of Lakes. We believe Mr. Moberg’s qualifications to sit on our Board include his decades of experience serving in the finance industry at Ernst & Young, one of the world’s largest and well-known accounting firms.	2004

Mimi Rogers Age 55	For the past 25 years, Ms. Rogers has worked professionally as an actor in numerous feature films and television shows. In addition, Ms. Rogers co-owns and manages Millbrook Farm Productions, a film and television production company that she co-founded in 1998. Ms. Rogers has been the co-owner of Clear Messaging, LLC, an answering service based in Newton, New Jersey, since 2003. We believe Ms. Rogers’ qualifications to sit on our Board include her expansive knowledge of the television and film industry resulting from over 25 years as an actor and producer.	2004

John Simonelli Age 46

Interim Chief Financial Officer since September 7, 2009. Mr. Simonelli has served as Managing Partner of TechCFO - San Francisco, LLC (“TechCFO”) since January 2009.  Prior to his current roles at the Company and at TechCFO, Mr. Simonelli served as COO & CFO for Looksmart, Ltd. from November 2005 to November 2007. He served as Chief Financial Officer at Gap Inc. Direct, from October 2002 to November 2005. Prior to Gap, Mr. Simonelli held various senior finance and operational roles at Business.com, PeopleMover, The Walt Disney Company and Citicorp. Mr. Simonelli began his career at Deloitte, Haskins & Sells (now Deloitte & Touche), one of the world’s largest and well-known accounting firms, in 1985.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (the “Exchange Act”) requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

During 2009, based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5(s) were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were satisfied.

Code of Ethics

Our Code of Business Conduct and Ethics is available on our website at www.ante4.com under “Investor Relations—Corporate Governance.” Our Code of Business Conduct and Ethics applies to all of our employees, including our CEO, Chief Financial Officer and Principal Accounting Officer, and to our directors. If our Board grants any waivers of, or amendments to, the Code of Business Conduct and Ethics to any of our directors or executive officers, we will disclose these matters through our website.

Audit Committee and Audit Committee Financial Expert

The Board has established a threemember Audit Committee that consists of Messrs. Moberg, Carson and Beindorff. Mr. Moberg is the chairman of the Audit Committee. The primary duties and responsibilities of the Audit Committee are to serve as an independent and objective party to monitor our financial reporting process and internal control system, to review and appraise the audit efforts of our independent auditors, and to provide an open avenue of communication among the independent auditors, financial and senior management and the Board. The charter also requires that the Audit Committee (or designated members of the Audit Committee) review and pre-approve the performance of all audit and non-audit services to be performed by our independent registered accounting firm (our auditors), other than certain de minimus exceptions permitted by the Sarbanes-Oxley Act of 2002.

The Board has determined that at least one member of the Audit Committee, Mr. Moberg, is an “Audit Committee financial expert” as that term is defined under SEC rules. In addition, each member of the Audit Committee is an “independent director,” as defined under Nasdaq Marketplace Rules, and meets the criteria for independence under SEC rules. The Board has also determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth cash and non-cash compensation for 2009 and 2008 for our named executive officers.

					Option			All Other
Name and Principal Position	Year	Salary		Bonus	Awards (1)			Compensation (2)		Total
Steven Lipscomb	2009	$300,000	(3)	$—		$612,384	(4)	$471,563	(5)	$1,383,947
Founder, Chief Executive Officer, President and Secretary	2008	$500,000		$—		$—		$9,200		$509,200
John Simonelli (6)	2009	$32,000		$—		$—		$—		$32,000
Interim Chief Financial Officer
Thomas Flahie (7)	2009	$145,477		$—		$—		$—		$145,477
Former Interim Chief Financial Officer	2008	$54,167		$—		$—		$—		$54,167
Rohin Malhotra (8)	2009	$275,000		$300,000	$			$412,000	(10)	$987,000
Former Managing Director	2008	$275,000		$300,000		$86,888	(9)	$—		$661,888
Adam Pliska (11)	2009	$230,000		$—	$			$345,000	(12)	$575,000
Former General Counsel and Secretary	2008	$230,000		$—		$216,792	(9)	$9,200		$455,992

(1)  Amounts calculated based on the fair value of options granted in each such year, utilizing the provisions of FASB ASC Topic 718. See Note 10 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 3, 2010 regarding assumptions underlying the valuation of equity awards.

(2)  The amounts represent 401(k) matching contributions, unless otherwise noted.

(3)  Mr. Lipscomb agreed that, in light of the Company’s reduced operations while it looks for a new business to invest in, his annual salary would be reduced from the $300,000 paid to him in 2009 to $150,000 in 2010.

(4)  Mr. Lipscomb exchanged 600,000 fully vested stock options with an exercise price of $8.00 that were issued on August 9, 2004 for 500,000 options with an exercise price of $0.49. In accordance with FASB ASC Topic 718, the 2009 amount includes the incremental fair value of the repriced award.  For a more detailed description of the assumptions used for purposes of determining the incremental fair value, see Note 9 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” contained in this Annual Report on Form 10-K.

(5)  This amount represents a bonus payment made to Mr. Lipscomb pursuant to an incentive arrangement approved by the Company’s Board resulting from a change in control of the Company pursuant to the Transaction.

(6)  Mr. Simonelli was hired in September 2009 and is paid $8,000 per month, plus the payment of certain travel and incidental expenses.

(7)  Mr. Flahie resigned in August 2009.

(8)  Mr. Malhotra was terminated on November 2, 2009 in connection with the closing of the Transaction.

(9)  Mr. Malhotra cancelled 180,000 stock options that were issued on November 8, 2007 at an exercise price of $2.27, and was issued 180,000 stock options at an exercise price of $0.55. Mr. Pliska cancelled 20,000 stock options that were issued on August 9, 2004 at an exercise price of $8.00, 80,000 stock options that were issued on September 6, 2005 at an exercise price of $11.95, 60,000 stock options that were issued on March 15, 2007 at an exercise price of $4.80 and 10,000 stock options that were issued on May 30, 2007 at an exercise price of $4.53, and was issued 170,000 stock options at an exercise price of $0.55. In accordance with FASB ASC Topic 718, the 2008 amount includes the incremental fair value of the repriced award.  For a more detailed description of the assumptions used for purposes of determining the incremental fair value, see Note 9 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Stock-Based Compensation” contained in this Annual Report on Form 10-K.

(10)  This amount represents a severance payment made to Mr. Malhotra upon the closing of the Transaction on November 2, 2009, equal to 18 months of Mr. Malhotra’s annual salary.

(11)  Mr. Pliska was terminated on November 2, 2009 in connection with the closing of the Transaction.

(12)  This amount represents a severance payment made to Mr. Pliska upon the closing of the Transaction on November 2, 2009, equal to 18 months of Mr. Pliska’s annual salary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about the value of all unexercised options previously awarded to named executive officers at January 3, 2010. The number of options held at January 3, 2010 consists of options granted under the 2004 Stock Incentive Plan.

Option Awards
Name(a)	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price	Option Expiration Date
Steven Lipscomb	125,000	None	$0.49	1/20/2019(1)
John Simonelli	None	None	None	None
Thomas Flahie	None	None	None	None
Rohin Malhotra (2)	None	None	None	None
Adam Pliska (3)	None	None	None	None

(1)           Granted February 20, 2009.

(2)           Mr. Malhotra exercised his options on November 18, 2009.

(3)           Mr. Pliska exercised his options on November 17, 2009.

Employment Agreements

Mr. Simonelli was engaged to serve as our Interim Chief Financial Officer pursuant to a consulting agreement with TechCFO-San Francisco, LLC, dated September 2, 2009.   Pursuant to the consulting agreement, Mr. Simonelli provides his services to the Company on a part-time basis as an employee of TechCFO.  The consulting agreement provides that the Company will pay TechCFO $8,000 per month for Mr. Simonelli’s services, plus the payment of certain travel and incidental expenses.  The consulting agreement was effective through December 31, 2009, and automatically renewed for a subsequent one-year term (which will continue to occur unless either party gives notice of termination to the other at least thirty (30) days prior to the termination date).

None of our other named executive officers currently have employment agreements with us.

Potential Payments upon Termination or Change in Control

Severance.  The Company had a policy in place that in the event an executive officer other than the Chief Executive Officer was terminated without cause, such executive would receive a severance payment equal to six months of the executive’s annual salary.  On February 10, 2009, the Board approved a modification of this policy pursuant to which Mr. Lipscomb, the Company’s Chief Executive Officer, was granted the right to receive such a severance payment in the event he was terminated without cause.  Although Mr. Lipscomb’s 2009 annual salary of $300,000 meant that he would have been entitled to receive a severance payment of $150,000 upon termination without cause, the Board approved a payment to him of $250,000 in the event he is so terminated.

In addition, on September 11, 2009, our Board approved a modification to our severance policy pursuant to which Messrs. Malhotra and Pliska, our former Managing Director and General Counsel and Secretary, respectively, were given the right to receive a severance payment equal to 18 months, rather than six months, of their respective annual salaries in the event they were terminated without cause in connection with the Transaction, or any similar transaction.  Upon the closing of the Transaction and their subsequent termination, Messrs. Malhotra and Pliska received severance payments of $412,000 and $345,000, respectively, under this severance arrangement.

Change in Control.  From May 31, 2006 to December 3, 2008, the Company issued stock options that had provisions that accelerated vesting upon a change in control.  For options issued after December 3, 2008, a change in control would occur if (i) a third party acquired over 50% of our outstanding equity entitled to vote; (ii) the members of the Board in place as of December 4, 2008 ceased to be a majority of the Board; (iii) a merger, reorganization or other transaction occurred, resulting in our current stockholders owning less than 50% of the shares entitled to elect members of the Board; or (iv) substantially all of our assets were sold or there was a liquidation or dissolution. Accelerated option vesting does not occur for a change in control that is caused by Mr. Lyle Berman, Mr. Steven Lipscomb, Mr. Bradley Berman or certain trusts associated with them.  Furthermore, Mr. Lipscomb’s stock options do not accelerate upon a change in control, or if his employment is terminated.  The Transaction qualified as a change of control, and as a result of the closing of the Transaction, the vesting of the stock options of Mr. Malhotra and Mr. Pliska was accelerated.

On February 10, 2009, the Board authorized an incentive arrangement with Mr. Lipscomb in the event a change in control took place in 2009.  The arrangement provided for a payment to Mr. Lipscomb equal to five percent of the gross proceeds from the sale in excess of the fair market value of cash, cash equivalents and debt securities held by the Company on the date the transaction closed.  The Transaction qualified as a transaction subject to this bonus arrangement, and Mr. Lipscomb was paid $472,000 upon the closing of the Transaction pursuant to this arrangement.  In addition, Mr. Lipscomb, will receive 5% of the Royalty Stream in perpetuity as a result of this bonus arrangement.

Director Compensation

For 2009, we paid a fee of $20,000 to our non-employee directors and each was reimbursed for travel and incidental expenses incurred in connection with attending Board meetings. On December 9, 2009, the Board elected to increase the fee paid to non-employee directors to $50,000 for 2010.  Certain members of the Board are entitled to additional compensation as noted below:

•     the Chairman of the Audit Committee was paid an additional annual payment of $35,000 (decreased to $10,000 for 2010);

•     the Chairman of the Compensation Committee was paid an additional annual payment of $5,000;

•     on the date each non-employee Director is re-elected to the Board, the Director receives a non-qualified stock option to purchase 4,000 shares of our common stock at an exercise price per share equal to the fair market value of our common stock on the date of grant; and

•     upon initial election to the Board, each non-employee Director receives a non-qualified stock option to purchase 12,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant.

During 2009, each non-employee Director received 4,000 non-qualified stock options, at a $.78 exercise price, as part of their re-election. Each stock option has a ten-year term and vests in equal annual installments over three years. There were no new Board members elected during 2009.  Two members of our Board stepped down in 2009, Timothy Cope and Glenn Padnick.

In 2009, our non-employee Directors were paid the following:

Name(a)	Fees Earned or Paid in Cash	Option Awards (1)	Total
Lyle Berman	$20,000	$1,480	$21,480
Michael Beindorff	$20,000	$1,480	$21,480
Bradley Berman	$20,000	$1,480	$21,480
Joseph Carson, Jr.	$20,000	$1,480	$21,480
Timothy Cope	$8,333	None	$8,333
Ray Moberg	$60,000	$1,480	$61,480
Glenn Padnick	$8,333	None	$8,333
Mimi Rogers	$20,000	$1,480	$21,480

(1)   Amounts calculated based on the fair value of options granted in 2009, utilizing the provisions of FASB ASC Topic 719. See Note 10 of the consolidated financial statements in this Form 10-K regarding assumptions underlying the valuation of equity awards.

As of January 3, 2010, each non-employee director held 24,000 vested stock options.

Mr. Lipscomb is the only Board member that is also an employee. Mr. Lipscomb did not receive any additional compensation for being a Board member other than the reimbursement of expenses to attend Board of Director meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have one class of voting securities outstanding: common stock, $0.001 par value. The following table sets forth, as of March 31, 2010, information about the beneficial ownership of our common stock by all directors, our Chief Executive Officer and our Chief Financial Office, who are currently our only named executive officers, all persons known by us to be the owner of record or beneficially, of more than 5% of our outstanding common stock and all directors and named executive officers as a group. Except as otherwise indicated, the address of each stockholder is 5700 Wilshire Boulevard, Suite 625, Los Angeles, California 90036, and each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Name	Shares Beneficially Owned	Percent of Class
Lyle Berman (1), (2)	2,369,801	11.5%
Steven Lipscomb	2,093,385	10.1%
John Simonelli	—	*
Michael Beindorff (3)	24,000	*
Bradley Berman (2)	3,433,108	16.6%
Joseph Carson, Jr. (3)	24,000	*
Ray Moberg (3)	24,000	*
Mimi Rogers (3)	24,000	*
All Directors and Officers as a group (8 people) (4)	7,992,294	38.3%
Neil Sell (individually and as Trustee for certain trusts) (5)	1,796,335	8.7%

*  Less than 1%

(1)                   Address is 130 Cheshire Lane, Minnetonka, MN 55305.

(2)                   Includes 24,000 options to purchase common shares which are exercisable within 60 days of March 31, 2010.

(3)                   Consists of options to purchase common shares which are exercisable within 60 days of March 31, 2010.

(4)                   Includes 241,602 options to purchase common shares which are exercisable within 60 days of March 31, 2010.

(5)                   Based on Schedule 13G amendment filed February 16, 2010.  Includes 79,022 shares owned by Mr. Sell, individually, and an aggregate of 1,717,313 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children.  Does not include 9,000 shares held by Mr. Sell’s spouse.  Address for Mr. Sell is 90 South 7th Street, Suite 3300, Minneapolis, MN 55402.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Board of Directors and Director Independence

Our Board is currently comprised of seven members, which are identified above. The following directors, who constitute a majority of the current Board, are “independent directors” as such term is defined by Nasdaq Marketplace Rules: Michael Beindorff, Joseph Carson, Jr., Ray Moberg and Mimi Rogers.

The Board has a Corporate Governance Committee, a Compensation Committee and an Audit Committee and has adopted charters for each committee. Each of these charters can be accessed from our website, in the Investor Relations section, at www.ante4.com under “Investor Relations—Corporate Governance.” All of these charters are consistent with the applicable requirements of the Sarbanes-Oxley Act of 2002 and Nasdaq Stock Market rules.

Review and Approval of Transactions with Related Persons

The Audit Committee has adopted a related party transaction policy whereby any proposed transaction between us and any senior officer or director, any stockholder owning in excess of 5% of our (or our controlled affiliates’) stock, immediate family member of a senior officer or director, or an entity that is substantially owned or controlled by one of these individuals, must be approved by a majority of the disinterested members of the Audit Committee. The only exceptions to this policy are for transactions that are available to all our employees generally or involve less than $25,000. If the proposed transaction involves executive or director compensation, it must be approved by the Compensation Committee.

Similarly, if a significant opportunity is presented to any of our senior officers or directors, such officer or director must first present the opportunity to the Board of Directors for consideration.

At each meeting of the Audit Committee, the Audit Committee meets with our management to discuss any proposed related party transactions. A majority of disinterested members of the Audit Committee must approve a transaction for us to enter into it. If approved, management will update the Audit Committee with any material changes to the approved transaction at its regularly scheduled meetings.

Related Party Transaction

We licensed the World Poker Tour name and logo to Lakes in connection with a casino table game that Lakes has developed using certain intellectual property rights of Sklansky Games, LLC. The Company was entitled to receive minimum annual royalty payments or 10% of the gross revenue received by Lakes from its sale or lease of the game, whichever is greater. Lyle Berman, our Executive Chairman, and Bradley Berman, Mr. Berman’s son and a member of our Board, own 28% and 54%, respectively, of the outstanding equity interests in Sklansky Games. During 2009, we earned approximately $15,000 in royalties related to the game.  Our interest in the World Poker Tour name and the license agreement rights were transferred to Buyer in connection with the Transaction.

Item 14. Principal Accountants’ Fees and Services

The following table presents fees billed and accrued for audit and other services rendered by our independent registered public accounting firm, Piercy, Bowler, Taylor & Kern, Certified Public Accountants (“PBTK”), during 2009 and 2008.

	2009	2008
Audit Fees (1)	$211,432	$245,535
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	11,181	26,541
Total	$222,613	$272,076

(1)      Audit Fees include fees associated with our annual audit of financial statements and the quarterly reviews of the financial statements included in Form 10-Q.

Pre-approval of Audit and Non-Audit Services

As permitted under applicable law, our Audit Committee may pre-approve from time to time certain types of services, including tax services, to be provided by our independent auditors. As provided in the charter of the Audit Committee, and in order to maintain control and oversight over the services provided by our independent auditors, it is the policy of the Audit Committee to pre-approve all audit and non-audit services to be provided by the independent auditors (other than with respect to de minimus exceptions permitted by the Sarbanes-Oxley Act of 2002), and not to engage the independent auditors to provide any non-audit services prohibited by law or regulation. For administrative convenience, the Audit Committee may delegate pre-approval authority to Audit Committee members who are also independent members of the Board, but any decision by such a member on pre-approval must be reported to the full Audit Committee at its next regularly scheduled meeting.

The Audit Committee of the Board has reviewed fees billed and accrued for audit and other services rendered by PBTK during 2009 and 2008 and, after consideration, have determined that the receipt of these fees by PBTK is compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with PBTK and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements and Schedules

See Index to financial Statements on page       .

(2) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

2.1	Asset Purchase Agreement dated as of July 28, 2009 by and between Gamynia Limited and WPT Enterprises, Inc. (Exhibit 2.1 to the current report on Form 8-K of the registrant filed on August 3, 2009).
2.2	Guaranty Agreement dated as of July 28, 2009 made by Borucoral Limited in favor of WPT Enterprises, Inc. (Exhibit 2.2 to the current report on Form 8-K of the registrant filed on August 3, 2009).
2.3	Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media Ltd. and WPT Enterprises, Inc. (Exhibit 2.1 to the current report on Form 8-K of the registrant filed on August 24, 2009).
2.4	Guaranty Agreement dated as of August 24, 2009 made by ElectraWorks Ltd. in favor of WPT Enterprises, Inc. (Exhibit 2.2 to the current report on Form 8-K of the registrant filed on August 24, 2009).
3.1	Certificate of Incorporation of WPT Enterprises, Inc. (Exhibit 3.4 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479)).
3.2	Bylaws of WPT Enterprises, Inc. (Exhibit 3.5 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479)).
4.1	Form of Specimen Stock Certificate (Exhibit 4.1 to the Form 10-Q report of the registrant for the quarter ended September 27, 2009).
9.1	Form Stockholder Voting Agreement (Exhibit 9.1 to the current report on Form 8-K of the registrant filed on August 3, 2009).
9.2	Form Stockholder Voting Agreement (Exhibit 9.1 to the current report on Form 8-K of the registrant filed on August 24, 2009).
10.1	Agreement dated April 2, 2007, by and between WPT Enterprises, Inc. and The Game Show Network, LLC (Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended July 1, 2007).
10.2

Television Sponsorship Agreement, dated November 31, 2006, by and between WPT Enterprises, Inc. and iGlobalMedia Marketing (Gibraltar) Limited. (Exhibit 10.28 to the Form 10-K report of the registrant for the year ended December 31, 2006) †

10.3

Television Exhibition Letter Agreement between WPT Enterprises, Inc. and National Sports Programming, dated July 17, 2008 (Exhibit 10.14 to the Form 10-K report of the registrant for the year ended December 28, 2008).

10.4

World Poker Tour Series Season VII Sponsored Episodes Agreement, dated as of September 15, 2008, between Pocket Kings and WPT Enterprises, Inc. (Exhibit 10.1 to the Form 10-Q report of the registrant filed on November 6, 2008).

10.5

Program Production and Televising Agreement between WPT Enterprises, Inc. and National Sports Programming, dated as of July 25, 2008 (Exhibit 10.16 to the Form 10-K report of the registrant for the year ended December 28, 2008).

10.6	WPT Enterprises, Inc. 2004 Stock Incentive Plan (Exhibit 10.5 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479)).*
10.7	Amendments to the WPT 2004 Stock Incentive Plan, dated May 31, 2006 (Exhibit 10.1 to the Form 8-K report of the registrant filed on June 6, 2006).*
10.8	Form of Employee Stock Option Agreement (Exhibit 10.27 to the Form 10-K report of the registrant for the year ended December 31, 2006).*

10.9

Form of Indemnification Agreement between WPT Enterprises, Inc. and directors and officers of WPT Enterprises, Inc. (Exhibit 10.11 to the Form S-1/A registration statement of the registrant filed on July 29, 2004 (File No. 333-114479)).

10.10

Office Lease, dated as of September 24, 2004, by and between Wilshire Courtyard L.L.C. and WPT Enterprises, Inc. (Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended October 3, 2004).

10.11

Amendment to Lease, dated March 21, 2006, by and between WPT Enterprises, Inc. and RREEF America REITT II Corp. BBBB (Exhibit 10.4 to the Form 10-Q report of the registrant for the quarter ended April 2, 2006).

10.12

Cooperation Agreement by and between WPT Enterprises, Inc. and the China Leisure Sports Administrative Center, dated August 6, 2007 Limited (Exhibit 10.1 to the Form 10-Q report of the registrant for the quarter ended September 30, 2007).

10.13

Credit Line Agreement between WPT Enterprises, Inc., UBS Financial Services Inc. and UBS Bank USA dated as of January 15, 2009 (Exhibit 10.1 to the Form 8-K report of the registrant filed on January 20, 2009).

10.14	Material Terms of Compensation of Non-Employee Members of the Board of Directors (Exhibit 10.26 to the Form 10-K report of the registrant for the year ended December 28, 2008).*
10.15	Distribution Agreement by and between Gamynia Limited and WPT Enterprises, Inc. (Exhibit 10.1 to the current report on Form 8-K of the registrant filed on August 3, 2009).
10.16	Amendment to Change in Control Arrangements with Certain Named Executive Officers (Exhibit 10.2 to the current report on Form 8-K of the registrant filed on August 3, 2009).*
10.17

Consulting Agreement, between WPT Enterprises, Inc. and TechCFO - San Francisco, LLC, dated September 2, 2009 (Exhibit 10.1 to the current report on Form 8-K of the registrant filed on September 10, 2009).*

10.18	Amendment to Change in Control Arrangements with Certain Named Executive Officers (Exhibit 10.1 to the current report on Form 8-K of the registrant filed on September 15, 2009).*
21.1	List of Subsidiaries.++
23.1	Consent of Independent Registered Public Accounting Firm.++
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

++      Filed herewith.

*        Management contract or compensation plan, contract or arrangement.

†                          Confidential treatment has been granted for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTE4, INC.
(“Registrant”)

Dated: April 2, 2010	By	/s/ Steven Lipscomb
Steven Lipscomb
Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 2, 2010 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

Founder, Chief Executive Officer, President, Secretary and
/s/ Steven Lipscomb	Director
Steven Lipscomb	(principal executive officer)

Interim Chief Financial Officer (principal financial and
/s/ John Simonelli	accounting officer) and Treasurer
John Simonelli

/s/ Lyle Berman	Executive Chairman of the Board
Lyle Berman

/s/ Ray Moberg	Director
Ray Moberg

/s/ Bradley Berman	Director
Bradley Berman

/s/ Joseph Carson, Jr.	Director
Joseph Carson, Jr.

/s/ Mimi Rogers	Director
Mimi Rogers

/s/ Michael Beindorff	Director
Michael Beindorff

ANTE4, INC.
(formerly WPT Enterprises, Inc.)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

Board of Directors

ante4, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of ante4, Inc., formerly WPT Enterprises, Inc. (the Company) as of January 3, 2010 and December 28, 2008, and the related statements of earnings (loss), comprehensive earnings (loss), stockholders’ equity and cash flows for the years ended January 3, 2010 and December 28, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2010, and December 28, 2008, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants
Las Vegas, Nevada

April 2, 2010

ANTE4, INC.
(formerly WPT Enterprises, Inc.)

Consolidated Balance Sheets

	January 3, 2010	December 28, 2008
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$16,775	$11,497
Investments in debt securities and related put rights	10,817	2,088
Accounts receivable, net of allowances of $46 and $158	747	2,099
Current portion of Peerless Media Ltd. contingent consideration receivable	379	—
Deferred television costs	—	2,285
Other	182	666
Current assets of discontinued operations	—	401
	28,900	19,036

Peerless Media Ltd contingent consideration receivable, net of current portion	7,199	—
Investments in debt securities and put rights	4,770	3,900
Property and equipment, net	27	1,293
Investment in Cecure Gaming	—	1,000
Other	288	537
Long-term assets of discontinued operations	—	115
	$41,184	$25,881

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$307	$487
Accrued payroll and related	12	269
Line of credit	2,549	—
Operating lease reserve	602	456
Royalties payable	415	—
Other accrued expenses	144	693
Deferred revenue	—	1,913
Income taxes payable	575	—
	4,604	3,818

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 21,263 and 20,492 shares issued and outstanding	21	20
Additional paid-in capital	45,927	44,561
Deficit	(9,369)	(22,521)
Accumulated other comprehensive gain	1	3
	36,580	22,063
	$41,184	$25,881

See notes to consolidated financial statements.

ANTE4, INC.
(formerly WPT Enterprises, Inc.)

Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings (Loss)

	Year Ended January 3, 2010	Year Ended December 28, 2008
	(In thousands, except per share data)

Revenues:
Television	$11,614	$9,839
ClubWPT	2,016	448
Product licensing	1,406	2,483
Event hosting and sponsorship fees	1,326	1,496
Other	433	1,215
	16,795	15,481

Cost of revenues	5,500	7,250
Gross profit	11,295	8,231

Selling, general and administrative expense	11,828	19,326
Asset impairment and abandonment charges	1,000	1,923
Loss from operations	(1,533)	(13,018)

Other income (expense):
Gain on Peerless Media Ltd. asset sale	16,390	—
Interest	148	962
Other	(141)	11
Earnings (loss) from continuing operations before income taxes	14,864	(12,045)

Income taxes	631	—
Earnings (loss) from continuing operations	14,233	(12,045)

Loss from discontinued operations, net of income taxes (including $306 for shutdown in 2009)	(1,081)	(2,404)
Net earnings (loss)	13,152	(14,449)

Unrealized loss on securities	(2)	(11)
Comprehensive earnings (loss)	$13,150	$(14,460)

Earnings (loss) per common share from continuing operations — basic	$0.69	$(0.58)
Loss per common share from discontinued operations — basic	$(0.05)	$(0.12)
Net earnings (loss) per share — basic	$0.64	$(0.70)

Earnings (loss) per common share from continuing operations — diluted	$0.67	$(0.58)
Loss per common share from discontinued operations — diluted	$(0.05)	$(0.12)
Net earnings (loss) per share — diluted	$0.62	$(0.70)

Weighted-average shares outstanding — basic	20,603	20,603
Common stock equivalents	540	—
Weighted-average shares outstanding — diluted	21,143	20,603

See notes to consolidated financial statements.

ANTE4, INC.
(formerly WPT Enterprises, Inc.)

Consolidated Statements of Stockholders’ Equity

 Years Ended December 28, 2008, and January 3, 2010

					Accumulated
			Additional		Other
	Common Stock		Paid-in		Comprehensive
	Shares	Dollars	Capital	Deficit	Gain (Loss)	Total
	(In thousands)
Balances, December 31, 2007	20,492	$20	$43,833	$(8,072)	$14	$35,795
Common stock issued	—	—	—	—	—	—
Share-based compensation	—	—	728	—	—	728
Other comprehensive loss	—	—	—	—	(11)	(11)
Net loss	—	—	—	(14,449)	—	(14,449)

Balances, December 28, 2008	20,492	20	44,561	(22,521)	3	22,063
Common stock issued	771	1	311	—	—	312
Share-based compensation	—	—	1,055	—	—	1,055
Other comprehensive loss	—	—	—	—	(2)	(2)
Net earnings	—	—	—	13,152	—	13,152

Balances, January 3, 2010	21,263	$21	$45,927	$(9,369)	$1	$36,580

See notes to consolidated financial statements.

ANTE4, INC.
(formerly WPT Enterprises, Inc.)

Consolidated Statements of Cash Flows

	Year Ended January 3, 2010	Year Ended December 28, 2008
	(In thousands)

Operating Activities:
Net earnings (loss)	$13,152	$(14,449)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	1,081	2,404
Depreciation and amortization	635	707
Share-based compensation	1,055	728
Gain on sale of assets to Peerless Media Ltd	(16,390)	—
Asset impairment and abandonment charges	1,000	1,923
Gain on sale of investment	(2)	(11)
Put rights issued by broker holding ARS portfolio	260	(605)
Impairment of ARS portfolio	(260)	605
Bad debt provision	748	—
Increase in operating (assets) and liabilities:
Accounts receivable	(417)	659
Deferred television costs	595	(41)
Other	749	3
Accounts payable	(180)	(249)
Accrued expenses	(660)	(878)
Deferred revenue	(474)	(957)
Income taxes payable	575	—
Net cash provided by (used in) operating activities of continuing operations	1,467	(10,161)
Net cash used in operating activities of discontinued operations	(565)	(2,649)
Net cash provided by (used in) operating activities	902	(12,810)

Investing Activities:
Purchases of property and equipment	(186)	(538)
Purchases of debt securities	(21,016)	(11,187)
Sales/redemptions of debt securities	11,417	32,370
Transaction termination fee	(1,000)	—
Proceeds from sale of assets to Peerless Media, Ltd.	12,300	—
Net cash provided by investing activities of continuing operations	1,515	20,645
Net cash used in investing activities of discontinued operations	—	(153)
Net cash provided by investing activities	1,515	20,492

Financing Activities:
(Increase) decrease in restricted cash	—	(37)
Proceeds from stock option exercises	312	—
Borrowing from line of credit	2,691	—
Repayments to line of credit	(142)	—
Net cash provided by (used in) financing activities	2,861	(37)

Net increase in cash and cash equivalents	5,278	7,645
Cash and cash equivalents - beginning of year	11,497	3,852
Cash and cash equivalents — end of year	$16,775	$11,497

Supplemental Cash Flow Information:
Cash paid (refunded) for income taxes	$54	$(95)

See notes to consolidated financial statements.

ANTE4, INC.
(formerly WPT Enterprises, Inc.)

Notes to Consolidated Financial Statements

1.              BUSINESS

ante4, Inc. (formerly WPT Enterprises, Inc.), referred to herein alternatively as “we,” “us,” “our,” or “the Company,” entered into an Asset Purchase Agreement (the “Purchase Agreement”), dated August 24, 2009, with Peerless Media Ltd., a subsidiary of PartyGaming, PLC (the “Buyer”) pursuant to which we agreed to sell substantially all of our operating assets other than cash, investments and certain excluded assets to Buyer (the “Transaction”).  We closed the Transaction on November 2, 2009.  As a result of closing the Transaction, we no longer operate the Company’s previous business, and plan to use the proceeds of the Transaction to develop or acquire a new business.  In addition, the Company’s name was changed from WPT Enterprises, Inc. to ante4, Inc.

Prior to the Transaction, the Company, together with the subsidiaries through which the Company’s business was conducted (the “Company”), created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. The World Poker Tour® or WPT television series, which is based on a series of high-stakes poker tournaments, currently airs on the Travel Channel and Game Show Network in the U.S., and began airing on Fox Sports Net in January 2009, and has been licensed for broadcast globally. The Company also offered until November 2008 a real-money online gaming website which prohibits wagers from players in the U.S. and other restricted jurisdictions. In addition, the Company licensed the World Poker Tour brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and was engaged in the sale of corporate sponsorships.

The Game Show Network (“GSN”) licensed Season Six of the WPT and represented 0% and 35% of the Company’s total revenue in 2009 and 2008, respectively. Fox Sports Net (“FSN”) was broadcasting Season Seven of the WPT television series in 2009 and FullTiltPoker.net was the sponsor of the television series in the U.S. and Mexico.  FullTiltPoker.net represented 13% and 0% of the Company’s total revenue for 2009 and 2008, respectively.  Party Gaming Plc (“Party Gaming”) is one international sponsor of the Season One of the PPT and Seasons Four through Six of the WPT. Party Gaming represented 22% and 19% of the Company’s total revenue in 2009 and 2008, respectively.

Included in accounts receivable at January 3, 2010 is an amount billed to Pokerstars that is 66% of the total balance.  Included in accounts receivable at December 28, 2008 are amounts billed to FullTiltPoker.net, Party Gaming and Hands-On Mobile that are 39%, 24% and 15% of the total balance, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Year End—The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods reflected in the accompanying financial statements ended on January 3, 2010 (2009) and December 28, 2008 (2008).

Basis of Presentation and Accounting—The financial statements of the Company include the accounts ofante4, Inc. and its wholly-owned subsidiaries after elimination in consolidation of intercompany accounts and transactions.

The Company has not elected to adopt the option available under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments,” to measure any of its eligible financial instrument or other items.  Accordingly, the Company continues to measure it all of its assets and liabilities on the historical cost basis of accounting except where carried at estimated fair value under other generally accepted accounting principles and disclosed herein.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Investments—Until November 2008, when the Company changed the classification of its investments in auction rate securities (“ARS”) to “trading securities”, all investments in debt securities were held as “available for sale” and stated at fair value (Note 3) with unrealized gains and losses reported as other comprehensive earnings (loss). “Trading securities” are stated similarly at fair value with unrealized gains and losses reported in interest income. Realized gains or losses are determined as of the settlement date on the specific identification cost method. The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest and does not have the ability to exercise significant influence.

Royalty Receivable --- As a result of the Transaction, the Company is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by our former business and assets that was sold to Buyer in the Transaction.  Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction.  The Company engaged an outside valuation firm to assist management in determining an estimated fair value of this portion of the purchase price as of November 2, 2009, based on Level 3 inputs (Note 3).  This value is recorded on the balance sheet as of January 3, 2010.

Deferred Television Costs—Deferred television costs as of December 28, 2008, included direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead included incremental costs associated with the productions such as office facilities and insurance. Shared facilities costs were allocated to episodes based on headcount. Production overhead insurance costs were allocated to television costs based on number of episodes. Capitalized television production costs for each episode were expensed as revenues were recognized upon delivery and acceptance of the completed episode using the individual-film-forecast-computation method for each season produced.

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation and amortization computed using the straight-line method over the following estimated useful lives, which in the case of leasehold improvements, is limited to the term of the lease:

Furniture and equipment	3-6 years
Software	3 years
Leasehold improvements	3-6 years

Deferred Revenue—Deferred revenue, as of December 28, 2008,  consisted of domestic television and product licensing advances, not yet earned, and host fees and sponsorship payments received prior to the airing of episodes.

Revenue Recognition—Revenue from the distribution of the domestic and international television series was recognized as earned using the following criteria:

•       Persuasive evidence of an arrangement exists;

•       The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•       The license period has begun and the customer can begin its exploitation, exhibition or sale;

•       The price to the customer is fixed and determinable; and

•       Collectability is reasonably assured.

Due to restrictions and practical limitations applicable to operating relationships with foreign networks, the Company did not consider collectability of international television license revenues to be reasonably assured, and accordingly, the Company did not recognize such revenue unless payment has been received. The Company presented international distribution license fee revenues net of the distributor’s fees.

Product licensing revenues were recognized when the underlying royalties from the sales of the related products were earned. The Company recognized minimum revenue guarantees, if any, ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Online gaming and nongaming revenues were recognized monthly based on detailed statements received from the online service providers. The Company presented online gaming and nongaming revenues gross of service provider costs (including the service provider’s management fee, royalties and credit card processing that are recorded as cost of revenues) as the Company has the ability to adjust price and specifications of the online websites, the Company bore the majority of the credit risk and the Company was responsible for the sales and marketing of the websites. The Company included certain cash promotional expenses related to free bets, deposit bonuses, prizes and customer chargebacks as direct reductions of revenue. All other promotional expenses were generally recorded as sales and marketing expenses.

Event hosting fees paid by host casinos for the privilege of hosting the events were recognized as the related episodes were aired. Sponsorship revenues were recognized as the episodes that feature the sponsor are aired.

Share-Based Compensation—The Company accounts for share-based compensation in accordance with the Stock Compensation topic of the FASB ASC, which prescribes the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

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

•       Expected term—Due to the Company’s limited operating history including stock option exercises and forfeitures, the Company calculated expected life using the “Simplified Method” in accordance with the Stock Compensation topic.

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

Continuing vs. Discontinued Operations—Although we sold substantially all of our operating assets in the Transaction during the year ended January 3, 2010, our primary operations prior thereto remain classified as continuing, rather than being retroactively reclassified as discontinued operations, since substantially all of our operating assets cannot qualify as a component of our business.

Earnings (Loss) Per Share— Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Shares for certain stock options granted to Company employees are included in the computation after the options have vested when the shares are issuable for minimal cash consideration in relation to the fair value of the options. Diluted earnings per common share is calculated by adjusting weighted-average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not included in the calculation of diluted earnings per share for loss periods because the effect is anti-dilutive. There were no common stock equivalents in 2008, the loss period.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND INVESTMENTS IN DEBT SECURITIES AND PUT RIGHTS

The carrying value of the Company’s cash and equivalents, accounts receivable, accounts payable and line of credit approximates fair value due to the short period of time to maturity.

As of January 3, 2010, financial assets and liabilities that are carried at estimated fair value consist of the following (in thousands) and are valued based on “Level 1” and “Level 3” inputs as described below:

Description	Level 1	Level 3	Total
Cash and cash equivalents	$16,759	$—	$16,759
Accounts receivable	747	—	747
Corporate preferred securities	8,118	—	8,118
Certificates of deposit	3,531	—	3,531
ARS	—	3,455	3,455
ARS-related put rights	—	345	345
Accounts payable	719		719
Line of credit	2,549		2,549

As of January 3, 2010 and December 28, 2008, investments in debt securities and put rights consist of the following (in thousands):

January 3, 2010

	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year
ARS	$3,455	$—	$3,455
Put rights	345	—	345
Certificates of deposit	7,017	—	7,017
	$10,817	$	$10,817

Longer maturities
Corporate preferred securities	$3,570	$(1)	$3,569
Certificates of deposit	1,201	—	1,201
	$4,771	$(1)	$4,770

December 28, 2008

	Cost	Unrealized Gains/(Losses)	Estimated Fair Value
Maturity less than 1 year (all available for sale)
Short-term municipal bonds	$800	$1	$801
Corporate preferred securities	997	2	999
Certificates of deposit	288	—	288
	$2,085	$3	$2,088

Longer maturities (all trading securities)
ARS	$3,295	$—	$3,295
Put rights	605	—	605
	$3,900	$—	$3,900

Investments in debt securities that are classified as available for sale or trading securities are the only assets or liabilities that the Company is required to measure at their estimated fair value on a recurring basis. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in the Fair Value Measurements and Disclosures topic of the FASB ASC as follows:

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

The following table summarizes activity in the Company’s ARS portfolio and put rights (in thousands):

Description	ARS	Put Rights	Total
Balance – December 30, 2007	$7,825	$—	$7,825
Put rights issued by broker holding ARS portfolio, included in earnings	—	605	605
Impairment of ARS portfolio, included in earnings	(605)	—	(605)
Settlements, net of purchases	(3,925)	—	(3,925)
Balance – December 28, 2008	3,295	605	3,900
Change in value of put rights, included in earnings	—	(260)	(260)
Change in value of ARS portfolio, included in earnings	260		260
Settlements, net of purchases	(100)	—	(100)
Balance – January 3, 2010	$3,455	$345	$3,800

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

The Put Rights represent an asset that is separate from the ARS. The Company initially recorded $605,000 as the fair value of the Put Rights asset in interest income. The Company also elected to measure the Put Rights at fair value under the “Financial Instruments” topic of the FASB ASC. As a result, unrealized gains and losses are included in interest income and the value of the Put Rights decreased by decreased by $260,000 in 2009.

In connection with the acceptance of the UBS offer in November 2008, the Company transferred the ARS from investments available-for-sale to trading securities in accordance with the Investments topic of the FASB Accounting Standards Codification. The transfer to trading securities reflects management’s intent to exercise the Put Rights during the period June 30, 2010 to July 3, 2012. Prior to the agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the $605,000 unrealized loss on ARS was included in accumulated other comprehensive gain (loss). Upon transfer to trading securities, the Company recognized a $605,000 reduction in interest income. Unrealized gains and losses are included in interest income and the value of the ARS portfolio increased by $260,000 in 2009. Prior to accepting the UBS offer, the ARS were recorded as investments available-for-sale.

UBS has provided the Company with a line of credit, secured by ARS held by UBS, equal to 75% of the estimated fair value of the ARS held by UBS. Interest is charged at the lower of 30-day LIBOR plus 150 to 275 basis points or the actual interest earned by the ARS. As of January 3, 2010, the amount owed on the line of credit is $2,549,000.

4. DEFERRED TELEVISION COSTS

As of December 28, 2008, deferred television costs consist of the following (in thousands):

In-production	$1,673
Development and pre-production	289
$1,962

5. PROPERTY AND EQUIPMENT

As of January 3, 2010 and December 28, 2008, property and equipment consists of the following (in thousands):

	2009	2008
Furniture and equipment	$19	$1,767
Leasehold improvements	64	701
Software	—	989
Construction in progress	—	204
	83	3,661
Less: accumulated depreciation and amortization	(56)	(2,253)
Property and equipment, net	$27	$1,408

6. ASSET IMPAIRMENT, ASSET ABANDONMENT AND INVESTMENT SALE

We recorded a $1,923,000 impairment charge for its  8% interest  in Cecure Gaming, a developer and operator of mobile phone casino games, in the third quarter of 2008 related to difficulties Cecure is having in obtaining working capital to finance their business development that resulted in a significant reduction in staffing. Cecure’s financing difficulties continued into 2009, and the Company recorded an additional $1,000,000 impairment charge in the first quarter of 2009.  This investment was measured at implied fair value resulting in an other-than-temporary impairment charge calculated using financial metrics and ratios of comparable public companies and Level 3 inputs, due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of this investment.

7. RELATED PARTY TRANSACTIONS

Through  November 1, 2009, the Company licensed the World Poker Tour name and logo to Lakes Entertainment, Inc. (“Lakes”), which was the Company’s majority owned stockholder until November 2008. The Company was entitled to receive the greater of minimum annual royalty payments or 10% of the gross revenue received by Lakes from its sale or lease of the Lakes-developed game that used the World Poker Tour name and logo. During 2009 and 2008, the Company received $15,000 and $10,000, respectively, in such royalty payments.

8. DISCONTINUED WPT CHINA OPERATIONS

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

The Company incurred $306,000 of costs to shutdown the WPT China business during 2009, consisting of $30,000 of employee severance, $170,000 of contract termination costs and $106,000 of software write down costs.

Summarized operating results information for the WPT China business is as follows (in thousands):

	2009	2008
Loss before income taxes	$(1,113)	$(2,404)
Income tax (benefit)	(32)	—
Loss from discontinued operations	$(1,081)	$(2,404)

Summarized balance sheet information for the WPT China business is as follows (in thousands):

	January 3, 2010	December 28, 2008
Cash and cash equivalents	$—	$168
Other current assets	—	233
Property and equipment, net	—	115

9. INCOME TAXES

The federal, state and foreign income tax provision (benefit) for the year ended January 3, 2010 (none for 2008),  is summarized as follows (in thousands):

Current:
Federal	$147
State	484
Foreign	—
631
Deferred:
Federal	—
State	—
—
$631

Earnings (loss) from domestic and foreign operations are summarized as follows (in thousands):

	2009	2008
Earnings (loss) before income taxes:
Domestic	$14,233	$(9,845)
Foreign	(1,081)	(4,604)
	$13,152	$(14,449)

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to earnings (loss) before income taxes is as follows (in thousands):

	2009		2008
Statutory federal tax rate	$4,688	34.0%	$(4,913)	(34.0)%
State taxes, net of federal benefit	484	3.5	(858)	(5.9)
Foreign operating losses	251	1.8	1,839	12.7
Other, net	254	1.8	114	0.8
AMT liability	147	1.1
Increase (decrease) in valuation allowance	(5,193)	(37.7)	3,818	26.4
Effective tax rate	$631	4.5%	—	—%

At January 3, 2010, the Company has federal and state net operating loss carryforwards of $8.7 and $20.1 million, respectively. Included in these amounts are $3.7 million of deductions related to stock option exercises that will increase additional paid-in capital when realized. These federal and state net operating loss carryforwards expire through 2023 and 2018, respectively. The Company reviewed the tax positions taken in income tax returns that are subject to audit and is not aware of any significant uncertain tax positions in those income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2009	2008
Deferred Tax Assets:
Current:
Stock-based compensation	$227	$2,572
Accruals, reserves and other	438	196
Valuation allowance	(54)	(2,719)
	611	49
Non-current:
Federal net operating losses	2,953	5,273
State net operating losses, net of federal benefit	1,193	937
Asset impairment charge	—	768
AMT credits	436	388
Other	12	17
Valuation allowance	(2,003)	(7,280)
	2,591	103
Deferred Tax Liabilities:
Current:
Prepaid expenses	(54)	(133)
	(54)	(133)
Non-current:
Depreciation and amortization	(5)	(19)
Deferred gain on Peerless Media Ltd. contingent consideration receivable	(3,144)	—
	(3,149)	(19)
Net deferred tax assets	$—	$—

A valuation allowance has been provided as it is more likely than not that the net deferred tax assets will not be recovered in the foreseeable future.

10. SHARE-BASED COMPENSATION

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

Share-based compensation expense included in selling, general and administrative expense was $1,055,000 and $728,000 in 2009 and 2008, respectively.

As a result of the closing of the Transaction on November 2, 2009, all employee options, with the exception of options held by the Chief Executive Officer, were accelerated.  In addition, the provisions of the Chief Executive Officer’s outstanding options were revised effective January 1, 2010.  As a result, there were no outstanding unvested options as of January 3, 2010 and all unrecognized compensation cost related to unvested options was fully recognized in 2009.

Following is a summary of the assumptions used to estimate the weighted-average fair value of the stock options granted using the Black-Scholes pricing model:

	Year ended January 3, 2010	Year ended December 28, 2008
Risk free interest rate	2.08%	1.77%
Expected term	6.25 years	6.0 to 6.25 years
Expected volatility	87.32%	81.27%
Forfeiture rate	24.11%	20.58%
Expected dividend yield	0%	0%
Weighted-average fair value	$0.37	$0.22

The following table summarizes stock option activity:

		Number of Common Shares
	Options outstanding	Exercisable	Available for grant	Weighted avg. exercise price
Balances at December 30, 2007	2,920,857	1,322,206	267,150	5.66
Granted	1,112,000	—	(1,112,000)	0.51
Forfeited/exchanged	(1,718,268)	—	1,718,268	4.81
Exercised	—	—	—	—
Balances at December 28, 2008	2,314,589	1,106,921	873,418	$3.83
Granted	529,000	—	—	0.50
Forfeited/exchanged	(1,747,583)	—	—	4.42
Exercised	(771,340)	—	—	.43
Balances at January 3, 2010	324,666	324,666	—	$3.53

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2009:

Options outstanding at January 3, 2010				Options exercisable at January 3, 2010
Range of exercise prices	Number outstanding	Weighted avg. remaining contractual life	Weighted avg. exercise price	Number exercisable	Weighted avg. exercise price	Aggregate Intrinsic Value
$0.0049	—	—	$—	—	$—	$—
$0.37-4.80	228,666	7.71	1.06	228,666	1.06	94,900
$5.18-9.92	84,000	4.86	7.60	84,000	7.60	—
$11.95-14.51	12,000	4.90	14.51	12,000	14.51	—
$15.05-19.50	—	—	—	—	—	—
	324,666	6.86	$3.24	324,666	$3.24	$94,900

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.04 on January 3, 2010, which would have been received by the option holders had they exercised their options as of that date. As of January 3, 2010 and December 28, 2008, the total number of “in-the-money” options was 199,666 and 111,340 respectively. The total intrinsic value of options exercised during 2009 and 2008 was $0.5 million and $0 million, respectively.

In individually negotiated transactions, the Company exchanged outstanding stock options held by certain employees for new stock options on December 10, 2008. The new stock options had a four year vesting period and one quarter of the stock options vest annually on the anniversary of the date of grant. The Company cancelled 847,000 stock options and issued 807,000 stock options to 10 employees. Total incremental estimated compensation cost related to the exchanged stock options was $134,000.

In connection with its initial public offering on August 9, 2004, the Company issued to its lead underwriter, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant expired August 9, 2008.

11. EMPLOYEE RETIREMENT PLANS

Through November 1, 2009, the Company maintained a 401(k) employee savings plan for eligible employees. The Company expensed $75,666 and $169,000 in 2009 and 2008, respectively, related to the 401(k) Safe Harbor Match.

12. COMMITMENTS AND CONTINGENCIES

Cash—The Company periodically maintains cash balances at banks in excess of federally-insured amounts.  However, the extent of loss, if any, to be sustained as a result of any future failure of a bank or other financial institution is not subject to estimation at this time.

Leases—The Company has operating leases for office and production space that expire in 2011. Aggregate future minimum lease payments under these leases are as follows:

•  2010: $916,000

•  2011: $420,000

Rent expense for 2009 and 2008 was $897,000 and $965,000, respectively.  In 2008, the Company recorded a $456,000 charge to sublease office space in future years at a rate below future lease payments.

Legal Matters—The Company is involved in various inquiries, administrative proceedings and litigation relating to matters arising in the normal course of business. Management is not able to estimate the minimum aggregate loss to be incurred, if any, as a result of the final outcome of these matters but believes it is not likely to have a material adverse effect on the Company’s future financial position, cash flows or results of operations and, accordingly, no provision for loss has been recorded.

13. SEGMENT INFORMATION

The operating segments reported below are the segments of the Company’s continuing operations for which separate financial information is available and for which operating results were evaluated prior to the Transaction by management in deciding how to allocate resources and in assessing performance.

Year ended January 3, 2010 (in thousands):

		WPT Online
	WPT Studios	Gaming	Non- gaming	WPT Global Marketing	Corporate	Total
Revenues:
Television	$11,614	$—	$—	$—	$—	$11,614
ClubWPT	—	—	2,016	—	—	2,016
Product licensing	—	—	—	1,406	—	1,406
Event hosting and sponsorship	625	—	—	701	—	1,326
Other	—	325	23	85	—	433
Total revenues	12,239	325	2,039	2,192	—	16,795
Cost of revenues	4,043	214	1,083	160	—	5,500
Gross profit	8,196	111	956	2,032	—	11,295

Total assets	—	32	—	570	40,566	41,168
Depreciation and amortization	—	—	244	—	151	395

Revenues attributed to domestic and foreign operations were $8.3 million and $8.5 million, respectively.

Year ended December 28, 2008 (in thousands):

		WPT Online
	WPT Studios	Gaming	Non- gaming	WPT Global Marketing	Corporate	Total
Revenues:
Television	$9,839	$—	$—	$—	$—	$9,839
ClubWPT	—	—	448	—	—	448
Product licensing	—	—	—	2,483	—	2,483
Event hosting and sponsorship	1,000	—	—	496	—	1,496
Other	10	1,045	160	—	—	1,215
Total revenues	10,849	1,045	608	2,979	—	15,481
Cost of revenues	5,978	658	326	288	—	7,250
Gross profit	4,871	387	282	2,691	—	8,231

Total assets (1)	4,000	53	649	517	20,150	25,369
Depreciation and amortization (1)	264	—	155	—	291	710

(1) The total excludes $516 of total assets and $38 of depreciation and amortization for discontinued WPT China operations.

Revenues attributed to domestic and foreign operations were $7.1 million and $8.4 million, respectively.