Form 10-Q
period 2010-04-04
Voyager Oil & Gas, Inc.
filed 2010-05-19
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 0-50848

Voyager Oil & Gas, Inc.

(formerly known as ante4, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	77-0639000
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2812 1st Avenue North, Suite 506
Billings, Montana	59101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (406) 245-4902

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

As of May 19, 2010, there were 45,344,431 shares of Common Stock, $0.001 par value per share outstanding.

VOYAGER OIL & GAS, INC.

INDEX

			Page of
			Form 10-Q
PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of April 4, 2010 (unaudited) and January 3, 2010	1

		Unaudited Condensed Consolidated Statements of Net Earnings (Loss) and Comprehensive Earnings (Loss) for the three months ended April 4, 2010 and March 29, 2009	2

		Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2010 and March 29, 2009	3

		Notes to Unaudited Condensed Consolidated Financial Statements	4

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

	ITEM 4T.	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION		14

	ITEM 1.	LEGAL PROCEEDINGS	14

	ITEM 1A.	RISK FACTORS	14

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14

	ITEM 4.	(REMOVED AND RESERVED)	14

	ITEM 5.	OTHER MATTERS	14

	ITEM 6.	EXHIBITS	15

SIGNATURES

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOYAGER OIL & GAS, INC. (formerly ante4, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 4, 2010 (UNAUDITED) AND JANUARY 3, 2010

	April 4, 2010	January 3, 2010
	(In thousands, except par value data)

Assets
Current assets:
Cash and cash equivalents	$18,210	$16,775
Investments in debt securities and related put rights	13,495	10,817
Accounts receivable, net of allowances of $0 and $46	229	747
Current portion of Peerless Media Ltd. Contingent consideration receivable	379	379
Other	229	182
Total Current Assets	32,542	28,900

Peerless Media Ltd. Contingent consideration receivable, net of current portion	7,199	7,199
Investments in debt securities and put rights	—	4,770
Property and equipment, net	35	27
Other	—	288
Total Assets	$39,776	$41,184

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$473	$307
Accrued payroll and related	5	12
Line of credit	2,436	2,549
Operating lease reserve	502	602
Royalties payable	415	415
Other accrued expenses	141	144
Income taxes payable	—	575
Total Current Liabilities	3,972	4,604

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 20,000 shares; non issued or outstanding	—	—
Common stock, $0.001 par value; authorized 100,000 shares; 21,292 and 21,263 shares issued and outstanding as of April 4, 2010 and January 3, 2010, respectively	21	21
Additional paid-in capital	45,938	45,927
Accumulated Deficit	(10,156)	(9,369)
Accumulated other comprehensive gain	1	1
	35,804	36,580
	$39,776	$41,184

See notes to unaudited condensed consolidated financial statements.

VOYAGER OIL & GAS, INC. (formerly ante4, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS (LOSS) AND COMPREHENSIVE EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED APRIL 4, 2010 AND MARCH 29, 2009

	Three months ended
	April 4, 2010	March 29, 2009
	(In thousands, except per share data)
Revenues:
Television	$—	$3,565
Product licensing	—	678
Online gaming	—	136
Event hosting and sponsorship fees	—	573
Other	—	575
	—	5,527

Cost of revenues	—	2,065
Gross profit	—	3,462

Selling, general and administrative expense	857	3,183
Asset impairment	—	1,000
Loss from operations	(857)	(721)

Other income:
Gain on sale of investment	11	—
Interest, net	57	71
Other	5	—
Loss from continuing operations before income taxes	(784)	(650)

Income taxes	—	129
Loss from continuing operations	(784)	(521)

Loss from discontinued operations, net of income taxes	—	(984)
Net loss	(784)	(1,505)

Unrealized loss on securities	—	(7)

Comprehensive Loss	$(784)	$(1,512)

Loss per common share from continuing operations - basic and diluted	$(0.04)	$(0.02)
Loss per common share from discontinued operations - basic and diluted	—	(0.05)
Net loss per common share - basic and diluted	$(0.04)	$(0.07)

Weighted-average common shares outstanding - basic and diluted	21,263	20,603

See notes to unaudited condensed consolidated financial statements.

VOYAGER OIL & GAS, INC. (formerly ante4, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 4, 2010 AND MARCH 29, 2009

	Three months ended
	April 4, 2010	March 29, 2009
	(In thousands)
Operating Activities:
Net loss	$(784)	$(1,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations
Loss from discontinued operations	—	984
Depreciation and amortization	4	194
Share-based compensation	—	60
Asset impairment	—	1,000
Loss on sale of assets	—	22
Change in value of put rights	10	211
Change in value of ARS portfolio	(15)	(211)
Bad debt provision	—	239
Increase in operating (assets) and liabilities:
Accounts receivable	601	2
Deferred television costs	—	558
Other	238	207
Accounts payable	166	(46)
Accrued expenses	(685)	(155)
Deferred revenue	—	(966)
Net cash provided by (used in) operating activities of continuing operations	(465)	594
Net cash used in operating activities of discontinued operations	—	(440)
Net cash provided by (used in) operating activities	(465)	154

Investing Activities:
Purchase of property and equipment	(12)	(59)
Sale of available for sale securities	2,014	—
Net cash provided by (used in) investing activities	2,002	(59)

Financing Activities:
Borrowing under line of credit	7	2,661
Repayments under line of credit	(120)	(10)
Proceeds from exercise of stock options	11	1
Net cash provided by (used in) financing activities	(102)	2,652

Net increase in cash and cash equivalents	1,435	2,747
Cash and cash equivalents at beginning of period	16,775	11,497
Cash and cash equivalents at end of period	$18,210	$14,244

Supplemental Cash Flow Information:
Cash paid for interest	$—	$2
Cash paid for income taxes	$695	$—

See notes to unaudited condensed consolidated financial statements.

VOYAGER OIL & GAS, INC. (formerly ante4, Inc.)

(Formerly ante4, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

These condensed consolidated financial statements present the financial condition and results of operations of Voyager Oil & Gas, Inc. (formerly ante4, Inc. (Note 11)), (the “Company,” or “Voyager”), as of the dates and for the periods indicated.  On April 16, 2010, the Company, Plains Energy Acquisition, Inc. (“Acquisition Sub”) and Plains Energy Investments, Inc. (“the Target Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the Merger Agreement, Acquisition Sub merged with and into the Target Company, with the Target Company remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  On the Closing Date, the Company filed a Certificate of Amendment with the State of Delaware to change its name from ante4, Inc. to Voyager Oil & Gas, Inc.  Going forward, the Company will be a holding company parent of the Target Company, and the Company’s business operations following the Merger will be those of the Target Company.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) has been condensed or omitted. For further information, please refer to the annual audited financial statements of the Company, and the related notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010, from which the information as of that date is derived. Subsequent events were evaluated to determine if adjustments to or disclosure in these condensed consolidated financial statements were necessary. Certain  reclassifications were made for comparability with the current period presentation, specifically cash equivalents and current investment in debt securities balances.

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

•                  valuation of non-marketable equity investments; and

•                  determination of current and deferred income taxes;

2. NEW ACCOUNTING STANDARDS

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s results of operations or financial position.

In April 2010, the FASB issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on the Company’s results of operations or financial position.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

3. CONTINGENT CONSIDERATION RECEIVABLE

As a result of a transaction between the Company and Peerless Media Ltd. (“Buyer”) during fiscal year 2009, pursuant to which, the Company sold substantially all of its operating assets (the “Transaction”), the Company is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by our former business and assets that was sold to Buyer in the Transaction.  Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction.  The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009.  This value is recorded on the balance sheet as of January 3, 2010 and remains unchanged on the balance sheet as of April 4, 2010.  In connection with the Merger described above, on April 16, 2010 the Company distributed this asset to a wholly-owned subsidiary, ante5, Inc.  As soon as is practicable following the Merger, ante5 intends to file a registration statement on Form 10 and an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the ante5 shares from the Company to the stockholders of record of the Company on April 15, 2010.

4. INVESTMENTS IN DEBT SECURITIES AND PUT RIGHTS

As of April 4, 2010, investments in debt securities and put rights consist of the following (in thousands):

Description	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity less than 1 year
Auction rate securities (trading securities)	$3,365	$	$3,365
Put rights (trading securities)	335		335
Corporate bonds (available for sale)	1,714	10	1,724
Certificates of deposit (available for sale)	5,285	6	5,291

	$10,699	$16	$10,715

Description	Cost	Unrealized Gains/(Losses)	Fair Value
Maturity 1 year to 5 years
Corporate bonds (available for sale)	$1,827	$(11)	$1,816
Certificates of deposit (available for sale)	962	2	964
	$2,789	$(9)	$2,780

Investments in debt and other securities that are classified as available for sale or trading securities are the only assets or liabilities that the Company is required to measure at their estimated fair value on a recurring basis. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in FASB ASC Topic 820 as follows:

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

Level 3 inputs — Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability in an orderly market. Management develops these inputs based on the best information available, including internally-developed data and other valuation models.

In estimating fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. None of the Company’s financial instruments are measured based on Level 2 inputs.

As of April 4, 2010, financial assets that are measured and recorded at fair value on a recurring basis consist of the following (in thousands):

Description	Level 1	Level 3	Total
Corporate bonds	$3,540	$—	$3,540
Certificates of deposit	6,255	—	6,255
Auction rate securities	—	3,365	3,365
Put rights	—	335	335
Total assets at estimated fair value	$9,795	$3,700	$13,495

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

The following table summarizes activity in the Company’s ARS portfolio and put rights (in thousands):

Description	ARS	Put Rights	Total
Balance — January 3, 2010	$3,455	$345	$3,800
Change in value of put rights, included in earnings	—	(10)	(10)
Change in value of ARS portfolio, included in earnings	10	—	10
Settlements, net of purchases	(100)	—	(100)
Balance — April 4, 2010	$3,365	$335	$3,700

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

The Put Rights represent an asset that is separate from the ARS. The Company initially recorded $605,000 as the fair value of the Put Rights asset in interest income. The Company also elected to measure the Put Rights at fair value under FASB ASC Topic 825, which permits an entity to elect the fair value option for recognized financial assets. As a result, unrealized gains and losses are included in interest income and the value of the Put Rights decreased by $10,000 in the three months ended April 4, 2010. The Company did not elect the fair value option for its other financial assets and liabilities.

In connection with the acceptance of the UBS offer in November 2008, the Company transferred the ARS from investments available-for-sale to trading securities in accordance with ASC 320. The transfer to trading securities reflects management’s intent to exercise the Put Rights during the period June 30, 2010 to July 3, 2012. Prior to the agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the $605,000 unrealized loss on ARS was included in accumulated other comprehensive gain (loss). Upon transfer to trading securities, the Company recognized a $605,000 reduction in interest income. Unrealized gains and losses are included in interest income and the value of the ARS portfolio increased by $10,000 in the three months ended April 4, 2010. Prior to accepting the UBS offer, the ARS were recorded as investments available-for-sale.

UBS provided the Company with a line of credit, secured by ARS held by UBS, equal to 75% of the estimated fair value of the ARS. The Company borrowed $2,661,000 under the line of credit from UBS in February 2009. Interest is charged at the actual interest rate earned by the ARS. The line of credit is due upon demand. At April 4, 2010, $2,436,000 was outstanding under the line of credit, with an additional $88,000 remaining credit available to the Company under the line of credit.

5. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents approximates fair value as measured using level 1 inputs due to the short period of time to maturity and observable inputs in active markets. Investments in debt securities and put rights are measured and recorded at fair value on a recurring basis and information about these investments is in Note 4. The fair value of the Company’s line of credit is not practicable to estimate because the line of credit, the ARS collateral, the Put Rights and the settlement of certain litigation rights are all interrelated and result from a settlement by UBS with regulators, attorneys general and others.

As of April 4, 2010, the estimated fair values of financial instruments are as follows (in thousands):

	Carrying Amount	Fair Value
Cash equivalents	$18,060	$18,060
Investments in debt securities and put rights	13,495	13,495
Line of credit	(2,436)	Not estimated

6. SHARE-BASED COMPENSATION

All stock option expense was recorded as of January 4, 2010 resulting from the acceleration of all options from the asset sale to Peerless Media, as well as the cancellation of unvested CEO stock options on January 1, 2010.  The following table summarizes stock option activity during the three months ended April 4, 2010:

		Number of Common Shares
	Options outstanding	Exercisable	Weighted ave. exercise price
Balances at January 3, 2010	324,666	324,666	$3.53
Granted	—	—	—
Forfeited/exchanged	(26,666)	(26,666)	2.21
Exercised	(29,000)	(29,000)	0.37
Balances at April 4, 2010	269,000	269,000	$3.12

7. INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.   The Company does not expect to pay any federal or state income tax for 2010 as a result of the losses recorded during the quarter ended April 4, 2010 as well as additional losses expected for the remainder of 2010.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of April 4, 2010, the Company maintains a full valuation allowance for all deferred tax assets.  Based on these requirements no provision for income taxes has been recorded for the period ended April 4, 2010. There were no recorded unrecognized tax benefits at the end of the reporting period.

8. NET EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings/(loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted-average outstanding shares, assuming the conversion of all potentially dilutive stock options and awards (common stock equivalents). However, common stock equivalents are not used to calculate diluted per share amounts for loss periods because the effect would be anti-dilutive.  The Company excluded 269,000 and 1,784,000 outstanding stock options for the three months ended April 4, 2010 and March 29, 2009, respectively, from the calculation of diluted net loss per common share because they are considered anti-dilutive.

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

10. SEGMENT INFORMATION

As a result of the sale described in Note 3, there is no operating segment activity to report for the three months ended April 4, 2010 as there are no operating segments.  The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

11. SUBSEQUENT EVENTS

On April 16, 2010, the Company, Acquisition Sub and the Target Company entered into the Merger Agreement.  Under the Merger Agreement, Acquisition Sub merged with and into the Target Company, with the Target Company remaining as the surviving corporation and a wholly-owned subsidiary of the Company.  On the Closing Date, the Company filed a Certificate of Amendment with the State of Delaware to change its name from ante4, Inc. to Voyager Oil & Gas, Inc.  Going forward, Voyager will be a holding company parent of the Target Company, and Voyager’s business operations following the Merger will be those of the Target Company.

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Assets acquired
Cash	$244
Trade receivables	20
Short-term investments	—
Other current assets	19
Oil and Gas Properties, Full Cost Method	10,004
Other Property and Equipment	22
Less: accumulated depreciation and depletion	(9)
Total assets acquired	10,300
Liabilities assumed
Accounts payable	51
Other current liabilities	3
Due to related parties	1,725
Total fair value of assets and liabilities acquired	$8,521

On May 7, 2010, the Company acquired assignments of certain oil leases in Williams and McKenzie Counties, North Dakota for a total purchase price of $1,641,891 for approximately 3,298 net acres.

On April 26, 2010, four holders of the Company’s warrants exercised such warrants on a cashless exercise basis.  In connection with these exercises the Company issued 2,250,796 shares of Common Stock.

On May 14, 2010, the Company acquired assignments of certain oil leases in Richland County, Montana for a total purchase price of $2,634,209 for approximately 5,268 net acres.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a Delaware corporation formed for the purpose of providing capital investments for acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on scaleable, repeatable natural gas plays with established operators.  Our business is initially expected to focus on properties in Montana and North Dakota.  We do not intend to limit our focus to any single geographic area, however, because we want to remain flexible and intend to pursue the best opportunities available to it.  Our required capital commitment may grow if the opportunity presents itself and depending upon the results of initial testing and development activities.

On April 16, 2010, the Company, Acquisition Sub and the Target Company entered into the Merger Agreement.  Under the Merger Agreement, Acquisition Sub merged with and into the Target Company, with the Target Company remaining as the surviving corporation and a wholly-owned subsidiary of the Company.  On the Closing Date, the Company filed a Certificate of Amendment with the State of Delaware to change its name from ante4, Inc. to Voyager Oil & Gas, Inc. (“Voyager”).  Going forward, Voyager will be a holding company parent of the Target Company, and Voyager’s business operations following the Merger will be those of the Target Company.

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

Because the merger occurred subsequent to the end of our first fiscal quarter of 2010, except as specifically described below, the following description of our business describes our business prior to the closing of the merger.

Business

Voyager’s primary focus is to acquire high value leasehold interests specifically targeting oil shale resource prospects in the continental United States.  We believe our competitive advantage will be our ability to continue to acquire leases directly from the mineral owners through “organic leasing.”  Organic leasing allows Voyager to acquire acreage on more favorable terms than our competitors.  Because of our size and maneuverability, we are able to deploy our land acquisition teams into specific areas based on the latest industry information.  We will generate revenue by and through the conversion of our leasehold into non-operated working interests in multiple Bakken, Three Forks and other oil shale wells.  We believe our drilling participation, primarily on a heads-up basis proportionate to our working interest, will allow us to deliver high value with low cost.  Voyager expects to deploy approximately $10 million to participate in oil shale wells in 2010 at an average completion cost of $4.5 million per well.

Voyager is also currently engaged in a top-leasing program in targeted areas of the Williston Basin.  A top-lease is a lease acquired prior to and commencing immediately upon the expiration of the current lease.  We believe this approach will allow us to access the most prolific areas of the Bakken oilfields.  We continue to see this approach met with success given the rapidly expanding nature of the productive area of the play.

Voyager explores and produces oil and gas through a non-operated business model.  We engage in the drilling process within operators’ drilling units that include our acreage.  As a non-operator we rely on our operating partners to propose, permit and engage in the drilling process.  Before a well is spud, the operator is required to provide all oil and gas interest owners in the designated well unit the opportunity to participate in the drilling costs and revenues of the well on a pro-rata basis.  After the well is completed, our operating partners also transport, market and account for all production.  It will be policy for Voyager to engage and participate on a heads-up basis in substantially all, if not all, wells proposed.  This model provides us with diversification across operators and geologic areas.  It also allows us to continue to add production at a low marginal cost and maintain general and administrative costs at minimal levels.

Operations

We plan to continue to structure our operations in a manner that minimizes overhead and relies on third-parties to supply experience and expertise necessary to exploit exploration opportunities.  We will attempt to secure the highest possible working interests in the wells in which we invest while minimizing our general and administrative expenses.  We intend to keep overhead and staff to a bare minimum and the majority of operational duties will be outsourced to consultants and independent contractors.  We believe that the operational responsibilities of our company can be handled by our current officers, our working partnership with Hancock Enterprises and through consulting and independent contractor relationships.  We believe that we will incur minimal general and administrative expenses, thus devoting substantially all of our capital to hydrocarbon investments.

Assets and Acreage Holdings

As of May 18, 2010 we currently control approximately 112,000 net acres in the following four primary prospect areas:

•                  21,000 net acres targeting the Bakken formation in North Dakota and Montana;

•      640 net acres targeting the Red River formation based on 3-D seismic data in Montana;

•      57,000 net acres in our joint venture targeting the Tiger Ridge gas field    in Blaine, Hill and Chouteau Counties of Montana; and

•      33,500 net acres in our joint venture targeting the Heath Shale   formation in Musselshell, Petroleum, Garfield and Fergus Counties of Montana.

4,000 of the 21,000 net acres we currently control in the Bakken formation of North Dakota and Montana are under contract and we expect to close in July of 2010.  The leases we control have a minimum term of three years and many have extensions effectively giving us control of lands for up to ten years.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial conditions and results of operations is based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  On an ongoing basis, we evaluate these estimates and judgments, including those described below.  We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in notes to our financial statements to be filed with the SEC on a Form 8-K/A within 71 days of the date that this initial report on Form 8-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

Stock-Based Compensation

We have accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment).  This statement requires us to record any expense associated with the fair value of stock-based compensation.  We used the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Full Cost Method

We follow the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisitions, and exploration activities.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales for the three months ended April 4, 2010 and March 29, 2009.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs under FASB ASC 410-20-25 (Prior authoritative literature:, FASB Statement 143, Accounting for Asset Retirement Obligations) will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying 12-month average price of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the Balance Sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of April 4, 2010, we had not realized any impairment of our properties.

Joint Ventures

The financial statements as of April 4, 2010 and March 29, 2009 include our accounts and our proportionate share of the assets, liabilities, and results of operations of the joint ventures in which we are involved.

Results of Operations

Because Voyager had no operations during the first quarter of 2010 as a result of the Peerless Media transaction, there is no discussion of the Voyager’s results of operations.  A discussion of the Voyager’s cash position resulting from its then existing royalty rights and other factors is discussed in the Liquidity and Capital Resources section below.

Liquidity and Capital Resources

Cash and Cash Equivalents

The Company’s total cash resources, excluding short-term investments, as of April 4, 2010 were $18,210, compared to $16,775 as of January 3, 2010. The increase in cash balance is primarily attributable to the sale of available for sale securities.

Three Months Ended April 4, 2010 Compared to Three Months Ended March 29, 2009

Net Cash Provided by (Used In) Operating Activities

Net cash provided by (used in) operating activities was $(465) for the three months ended April 4, 2010 and $154 for the three months ended March 29, 2009.  The net cash used in operating activities makes up a portion of the net loss of the Company during the quarter.

Net Cash Used In Investment Activities

Net cash provided by (used in) investment activities was $8,257 for the three months ended April 4, 2010 and $(59) for the three months ended March 29, 2009.  Cash provided by investment activities is primarily attributable to the sale of available for sale debt securities.

Net Cash Provided by Financing Activities

Net cash provided by (used in) financing activities was $(102) for the three months ended April 4, 2010 and $2,652 for the three months ended March 29, 2009.  Net cash used in financing activities was primarily attributable to repayments under the operating line of credit.

Adequacy of Capital Resources

With the addition of equity capital achieved through the Merger, we believe we have sufficient capital to meet our drilling commitments and expected general and administrative expenses for the next twelve months, at a minimum.  Nonetheless, any strategic acquisition of assets may require us to access the capital markets at some point in 2010.  We may also choose to access the equity capital markets to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any appropriately priced sales that may occur.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition or changes in financial condition.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s results of operations or financial position.

In April 2010, the FASB issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on the Company’s results of operations or financial position.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

Our cash equivalents and restricted cash are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 4, 2010, the carrying value of our cash equivalents and restricted cash approximated fair value. We have in the past and our investment strategy for the future is to obtain marketable debt securities (principally consisting of government securities, municipal bonds, corporate preferred securities and certificates of deposit) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Please refer to the risk factors contained in Item 1A under the caption “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2010, as updated by the Company’s current report on Form 8-K as filed April 22, 2010

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER MATTERS

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

Dated: May 19, 2010	VOYAGER OIL & GAS, INC.
Registrant

/s/ James Russell (J.R.) Reger
James Russell (J.R.) Reger
Chief Executive Officer

/s/ Mitchell R. Thompson
Mitchell R. Thompson
Interim Chief Financial Officer