Form 10-Q/A
period 2010-04-04
Voyager Oil & Gas, Inc.
filed 2010-07-23
CIK 1283843

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

As of May 19, 2010, there were 45,344,431 shares of Common Stock, $0.001 par value per share outstanding

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 4, 2010 (the “Report”). This Form 10-Q/A is being filed solely to add Exhibit 10.1 as an additional exhibit to the Report that was originally filed with the Securities and Exchange Commission on May 19, 2010. This Form 10-Q/A continues to speak as of the date of the Report, as we have not updated the disclosures contained in the Report to reflect any events that occurred at a later date, other than the updating of the exhibits to include Exhibit 10.1 and updated Section 302 Certifications of our Chief Executive Officer and Interim Chief Financial Officer.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	Letter Agreement to Purchase Oil, Gas and Mineral Leases dated March 10, 2010 by and between South Fork Exploration, LLC and Plains Energy Investments, Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the registrant’s Form 10-Q for the quarterly period ended April 4, 2010 filed on May 19, 2010)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 23, 2010	VOYAGER OIL & GAS, INC.
Registrant

/s/ James Russell (J.R.) Reger
James Russell (J.R.) Reger
Chief Executive Officer

/s/ Mitchell R. Thompson
Mitchell R. Thompson
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Letter Agreement to Purchase Oil, Gas and Mineral Leases dated March 10, 2010 by and between South Fork Exploration, LLC and Plains Energy Investments, Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as 32.1 to the registrant’s Form 10-Q for the quarterly period ended April 4, 2010 filed on May 19, 2010)