Form 10-Q
period 2010-06-30
Voyager Oil & Gas, Inc.
filed 2010-08-11
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 11, 2010, there were 45,344,431 shares of Common Stock, $0.001 par value per share outstanding.

VOYAGER OIL & GAS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOYAGER OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,395,413	$691,263
Restricted Cash	99,061	—
Trade Receivables	179,207	—
Short Term Investments	4,396,743	275,151
Prepaid Drilling Costs	1,044,642
Note Receivable	500,000	—
Prepaid Expenses	186,870	—
Other Current Assets	151,952	7,781
Total Current Assets	18,953,888	974,195

PROPERTY AND EQUIPMENT
Oil and Gas Properties, Full Cost Method (including unevaluated cost of $23,996,882 at 6/30/10 and $4,477,236 at 12/31/2009)	24,329,008	4,477,236
Office Equipment and Furniture	22,346	17,748
Total Property and Equipment	24,351,354	4,494,984
Less - Accumulated Depreciation and Depletion	71,995	30
Total Property and Equipment Net	24,295,359	4,494,954

RESTRICTED CASH	50,992	—

Total Assets	$43,284,239	$5,469,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,543,083	$30,712
Accrued Expenses	61,798	5,833
Operating Lease Reserve	401,516	—
Total Current Liabilities	8,006,397	36,545

LONG-TERM LIABILITIES
Other Noncurrent Liabilities	1,256	—

Total Liabilities	8,007,653	36,545

STOCKHOLDER’S EQUITY
Preferred Stock; Par Value $.001; 20,000,000 Shares Authorized; none Issued or Outstanding	—	—
Common Stock - Par Value $.001; 100,000,000 Shares Authorized; 45,344,431 Shares Outstanding (2009 - 21,119,505 Shares Outstanding)	45,344	21,120
Additional Paid-in Capital	38,847,644	7,665,456
Accumulated Deficit	(3,609,077)	(2,260,458)
Accumulated Other Comprehensive Income (Loss)	(7,325)	6,486
Total Stockholders’ Equity	35,276,586	5,432,604

Total Liabilities and Stockholders’ Equity (Deficit)	$43,284,239	$5,469,149

The accompanying notes are an integral part of these condensed consolidated financial statements

VOYAGER OIL & GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Oil and Gas Sales	$162,548	$—	$185,045	$—

OPERATING EXPENSES
Production Expenses	696	—	696	—
Production Taxes	3,251	—	5,838	—
General and Administrative Expense	440,000	430	695,710	1,073
Depletion of Oil and Gas Properties	62,000	—	70,500	—
Depreciation and Amortization	733	—	1,465	—
Accretion of Discount on Asset Retirement Obligations	41	—	41	—
Total Expenses	506,721	430	774,250	1,073

LOSS FROM OPERATIONS	(344,173)	(430)	(589,205)	(1,073)

OTHER INCOME (EXPENSE)
Merger Costs	(732,924)	—	(732,924)	—
Other Income (Expense)	(4,860)	812	6,131	2,021
Total Income (Expense)	(737,784)	812	(726,793)	2,021

INCOME (LOSS) BEFORE INCOME TAXES	(1,081,957)	382	(1,315,998)	948

INCOME TAX PROVISION	32,620	—	32,620	—

NET INCOME (LOSS)	$(1,114,577)	$382	$(1,348,618)	$948

Net Income Per Common Share - Basic and Diluted	$(0.03)	$0.00	$(0.04)	$0.00

Weighted Average Shares Outstanding — Basic	41,201,235	4,914,035	30,611,659	4,887,131

Weighted Average Shares Outstanding - Diluted	41,210,235	4,914,035	30,611,659	4,887,131

The accompanying notes are an integral part of these condensed consolidated financial statements

VOYAGER OIL & GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,348,618)	$948
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion of Oil and Gas Properties	70,500	—
Depreciation and Amortization	1,465	—
Amortization of Premium on Bonds	37,776	—
Loss on Disposal of Property and Equipment	34,305	—
Accretion of Discount on Asset Retirement Obligations	41	—
Gain on Sale of Available for Sale Securities	(10,138)	—
Share - Based Compensation Expense	407,204	—
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(179,207)	—
Increase in Restricted Cash	(53)	—
Increase in Prepaid Expenses	(91,061)	—
Decrease in Other Current Assets	56,752	—
Increase in Accounts Payable	7,512,371	—
Decrease in Accrued Expenses	(7,128)	—
Decrease in Operating Lease Reserve	(83,650)	—
Net Cash Provided By Operating Activities	6,400,559	948

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from Merger Agreement	17,413,845	—
Purchases of Office Equipment and Furniture	(4,598)	—
Increase in Prepaid Drilling Costs	(1,044,642)	—
Proceeds from Sale of Available for Sale Securities	5,626,523	—
Increase in Oil and Gas Properties	(17,491,657)	(830,369)
Net Cash Provided By (Used For) Investing Activities	4,499,471	(830,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock - Net of Issuance Costs	779,240	688,500
Proceeds from Exercise of Options	24,880	—
Net Cash Provided by Financing Activities	804,120	688,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,704,150	(140,921)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	691,263	1,775,423

CASH AND CASH EQUIVALENTS — END OF PERIOD	$12,395,413	$1,634,502

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$—	$—
Cash Paid During the Period for Income Taxes	$—	$—

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$2,358,900	$—

Payment of Compensation through Issuance of Common Stock	$114,752	$—

Fair Value of Warrants and Options Granted as Compensation	$292,452	$—

Capitalized Asset Retirement Obligations	$1,215	$—

Payment of Capital Raise Costs with Issuance of Common Stock	$186,340	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER OIL & GAS, INC.

(Formerly ante4, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

On April 16, 2010, Voyager Oil & Gas, Inc. (formerly ante4, Inc.) (the “Company” or “Voyager”), Plains Energy Acquisition, Inc. (“Acquisition Sub”) and Plains Energy Investments, Inc. (“the Target Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the Merger Agreement, Acquisition Sub merged with and into the Target Company, with the Target Company remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  On the Closing Date, the Company filed a Certificate of Amendment with the State of Delaware to change its name from ante4, Inc. to Voyager Oil & Gas, Inc.  Going forward, the Company will be a holding company parent of the Target Company, and the Company’s business operations following the Merger will be those of the Target Company. Further details of the Merger are provided in Note 14 in the footnotes to the condensed consolidated financial statements.

On June 14, 2010 the Company completed the spin-off of ante5, Inc. (“ante5”). ante5 was previously a wholly-owned subsidiary of Voyager and holds certain assets principally related to Voyager’s prior entertainment and consumer products business. ante5 has become a separate publicly reporting U.S. company.  The spin-off was completed through the distribution of one share of ante5 common stock for each share of Voyager common stock held by stockholders as of the record date, June 24, 2010. The terms of the spin-off and the assets, liabilities and business of ante5 are described in further detail in Note 15 in the footnotes to the consolidated financial statements.

Voyager is an independent energy company engaged in the business of acquiring acreage in prospective natural resource plays in the states of Montana and North Dakota within the Williston Basin of the United States and the states of Colorado and Wyoming within the Denver-Julesberg Basin of the United States.  The Company seeks to accumulate acreage blocks and build net asset value via the production of hydrocarbons in repeatable and scalable opportunities.  In 2010, Voyager is no longer considered a development stage company. In prior years 2007-2009, the pre-merger Target Company was considered a development stage company.

The Company is governed by a board of directors and managed by its officers.  The affairs of the Company are governed by Delaware law and the Company’s Bylaws.

Management has determined that the Company should focus on projects in the oil and gas industry primarily based in the Rocky Mountains and specifically the Williston Basin Bakken Shale formation and Denver Julesburg Basin Niobrara formation. This is based upon a belief that the Company is able to create value via strategic acreage acquisitions and convert the value or portion thereof into production by utilizing experienced industry partners specializing in the specific areas of interest.  The Company has targeted specific prospects and has engaged in the drilling for oil and gas.

The Company has two employees as of June 30, 2010. The Company will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business.  With the continued acquisition of oil and gas properties, the Company intends to continue to establish itself with industry partners best suited to the areas of operation.  As the Company continues to establish a revenue base with cash flow, it may seek opportunities more aggressive in nature.

As an independent oil and gas producer, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices of natural gas and crude oil.  Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future.  A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and oil reserves that can be economically produced.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except the balance sheet as of December 31, 2009, which was derived from our audited financial statements as of December 31, 2009.  However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to certain rules and regulations of the Securities and Exchange Commission.  The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2009.

As a result of the reverse acquisition discussed in Note 1 the historical financial statements presented for the periods prior to the acquisition date are the financial statements of Plains Energy Investments, Inc.  The operations of Voyager Oil & Gas, Inc. (formerly ante4, Inc.) have been included in the financial statements from the date of acquisition.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash positions represent assets held in checking and money market accounts.  These assets are generally available to the Company on a daily or weekly basis and are highly liquid in nature.  Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits.  The Company believes this risk is minimal.

Restricted Cash

At June 30, 2010, the Company has $150,053 of restricted cash of which $50,992 is classified as a noncurrent asset. The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to an office lease. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in money market funds. Income from these investments is paid to the Company.

Short-Term Investments

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due to the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss).   When securities are sold, their cost is determined based on the first-in first-out method.  The realized gains and losses related to these securities are included in other income in the statements of operations.

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $1,465 for the six months ended June 30, 2010.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Revenue Recognition and Gas Balancing

The Company recognizes oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of June 30, 2010, the Company’s natural gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled the Company’s entitled interest in gas production from those wells.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55. This standard requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30 (Prior authoritative literature, FASB Statement 109, Accounting for Income Taxes).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the Net Income (Loss) divided by the weighted average number of common shares outstanding.

Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the three and six month periods ended June 30, 2010 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of June 30, 2010, there are 229,000 stock options that are issued and presently exercisable and represent potentially dilutive shares.

As of June 30, 2010, there are also 700,000 stock options that have been granted but are not presently exercisable and represent potentially dilutive shares.

As of June 30, 2010 there are also 1,563,051 warrants that are issued but not presently exercisable.  These warrants have an exercise price of $.98 and vest in December 2011.

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales for the six month period ended June 30, 2010.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs, asset retirement costs under FASB ASC 410-20-25 (Prior authoritative literature:, FASB Statement 143, Accounting for Asset Retirement Obligations) will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of oil and natural gas based on the prices in effect at the beginning of each month to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the Balance Sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. As of June 30, 2010 the Company has not realized any impairment of its properties.

Joint Ventures

The financial statements as of June 30, 2010 include the accounts of the Company and its proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

Use of Estimates

The preparation of financial statements under GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to certain factors involved in the estimates relating to certain oil and natural gas revenues and expenses, valuation of share based compensation and the valuation of deferred income taxes.  Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior periods’ reported amounts in order to conform with the current period presentation. These reclassifications did not impact our net income, stockholders’ equity or cash flows.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment identified at June 30, 2010.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operations or financial position.

In April 2010, the FASB issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operations or financial position.

From time to time, new accounting pronouncements are issued by FASB that are adopted by us as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

Change in Reporting Period End

On July 29, 2010, the Company’s Board of Directors approved a change in the Company’s fiscal year end to a traditional calendar year from that of a last Sunday of quarter end period.  The change in reporting period has been reflected in this Quarterly Report on Form 10-Q.  The Company’s fiscal year end will now be December 31, and the quarters will end on March 31, June 30 and September 30.

NOTE 3     SHORT-TERM INVESTMENTS

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due to the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in accumulated other comprehensive income.   When securities are sold, their cost is determined based on the first-in first-out method.  The realized gains and losses related to these securities are included in other income in the statements of operations.

The following is a summary of the Company’s short-term investments as of June 30, 2010:

	Cost at June 30, 2010	Unrealized Gain (Loss)	Fair Market Value at June 30, 2010
Corporate Bonds	$1,959,649	$(7,326)	$1,952,323
Certificates of Deposit	2,443,000	1,420	2,444,420
Total Short-Term Investments	$4,402,649	$(5,906)	$4,396,743

For the six months ended June 30, 2010 there were realized gains of $10,138 recognized on the sale of investments.

NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 consisted of the following:

June 30, 2010
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$23,996,882
Evaluated Costs	332,126
24.329,008
Office Equipment, Furniture, Leasehold Improvements and Software	22,346
24,351,354
Less: Accumulated Depreciation, Depletion and Amortization
Property and Equipment	55,995
Total	$24,295,359

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Six Months Ended June 30,
	2010	2009
Depletion of Costs for Evaluated Oil and Gas Properties	$70,500	$—
Depreciation of Office Equipment, Furniture, and Software	1,465	—
Total Depreciation, Depletion, and Amortization Expense	$71,965	$—

NOTE 5     OIL AND GAS PROPERTIES

Major Joint Venture

In May 2008, the Company entered into the Major Joint Venture Agreement with a third-party partner to acquire certain oil and gas leases in the Tiger Ridge Gas Field in Blaine, Hill, and Choteau Counties of Montana. Under the terms of the agreement, the Company is responsible for all lease acquisition costs. The third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator. The Company controls an 87.5% working interest on all future production and reserves, while the third-party joint venture partner controls 12.5%. The joint venture had accumulated oil and gas leases totaling 65,000 net mineral acres as of June 30, 2010. The Company has committed to a minimum of $1,000,000 up to $2,000,000 toward this joint venture. The third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company’s contributions to the joint venture totaled $1,892,367 as of June 30, 2010. The unutilized cash balance was $174,698 as of June 30, 2010.

Tiger Ridge Joint Venture

In November 2009, the Company entered into the Tiger Ridge Joint Venture Agreement with a third-party and a well operator to develop and exploit a drilling program in two certain blocks of acreage in the Major Joint Venture, which is an area of mutual interest. The Company controls a 70.0% working interest, while the third-party investor and well operator control 10% and 20%, respectively.  The Agreement requires that all parties contribute in cash their proportional share to cover all costs incurred in developing these blocks of acreage for drilling.

Big Snowy Joint Venture

In October 2008, the Company entered into the Big Snowy Joint Venture Agreement with an administrator third-party to acquire certain oil and gas leases in the Heath Oil play in Musselshell, Petroleum, Garfield, Rosebud and Fergus Counties of Montana, and another third-party to perform as the operator.  Under the terms of the agreement, the Company is responsible for 72.5% of lease acquisition costs, and the other two third-parties are individually responsible for 2.5% and 25% of the lease acquisition costs. The administrator third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator. The Company controls a 72.5% working interest on all future production and reserves, while the administrator third-party joint venture partner controls 2.5% and the well operator controls 25%. The joint venture had accumulated oil and gas leases totaling 33,562 net mineral acres as of June 30, 2010. The Company is committed to a minimum of $1,000,000 up to $1,993,750 toward this joint venture, with all partners, including the Company, committing a minimum of $2,750,000. The administrator third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company’s contributions to the joint venture totaled $724,744 as of June 30, 2010. The unutilized cash balance was $11,806 as of June 30, 2010.

Niobrara Development with Slawson Exploration Company, Inc.

On June 28, 2010, the Company entered into an exploration and development agreement with Slawson Exploration Company, Inc. (“Slawson”) to develop Slawson’s 48,000 net acres in the Denver-Julesberg Basin Niobrara Formation in Weld County, Colorado.  Slawson commenced the continuous drilling program in early July 2010 with an initial series of three test wells expected to be completed by October 2010.  Subject to the results of these wells, Slawson expects to commence a continuous drilling program targeting 57 additional locations in the prospect that will be drilled throughout 2011.  Voyager purchased a 50% working interest in the approximately 48,000 acre block for $7.5 million and will participate on a heads-up basis on all wells drilled, as well as participate for its proportionate working interest in all additional acreage acquired in an Area of Mutual Interest consisting of Weld and Laramie Counties.

Other Oil and Gas Acquisitions

In August 2009, the Company participated in a federal lease sale and acquired assignment of certain oil leases in Mountrail County, North Dakota for a total purchase price of $351,562 for approximately 66 net acres.

In November 2009, the Company participated in a federal lease sale and acquired assignment of certain oil leases in McKenzie and Mountrail Counties, North Dakota for a total purchase price of $1,836,774 for approximately 263 net acres.

On March 10, 2010 the Company agreed to purchase all right, title and interests of South Fork Exploration, LLC (“SFE”) in certain oil, gas and mineral leases totaling approximately 3,111 net mineral acres in McLean, Mountrail and Williams County, North Dakota and Sheridan County, Montana.  Under the agreement, the Company paid SFE $1,374,375 cash and issue 2,573,346 unregistered shares of the Company’s common stock.   The transaction was contingent upon receipt of a fairness opinion from an independent party acceptable in form and substance to the Company confirming that the terms of the proposed transaction are fair and reasonable to the Company and its shareholders and executed assignments from SFE on a county-by-county basis.  All conditions under the agreement have been fulfilled and the Company closed the acquisition on March 30, 2010.  SFE is wholly owned by J.R. Reger, CEO and shareholder of the Company (See Note 6).

On March 15, 2010, the Company’s Board of Directors approved a purchase agreement with Bakken Explorations (“BE”).  Under the terms of the agreement, the Company agreed to pay BE $650 per net mineral acre as consideration for the assignment of leases covering an aggregate of 827.66672 net acres, contingent upon the Company’s successful conduction of its own examination of BE’s title to the leases. The Company completed its examination of title and closed the transaction on April 14, 2010.

On April 21, 2010 the Company’s Board of Directors approved a purchase agreement to pay $500 per net mineral acre as consideration for the assignment of certain leases in Richland County, Montana. On May 14, 2010, the Company completed a closing with a total purchase price of $2,634,209 for approximately 5,268.42 net acres.

On May 6, 2010 the Company’s Chairman approved the purchase of certain leases with a total purchase price of $1,648,891 for approximately 3,297.78 net acres.  The transactions were closed at various times during May 2010.

The Company has also completed other miscellaneous acquisitions in Montana and North Dakota.

NOTE 6     RELATED PARTY TRANSACTIONS

On March 10, 2010, the Company purchased leasehold interests from South Fork Exploration, LLC (SFE) for $1,374,375 and 2,573,346 shares of restricted common stock.  SFE’s president was J.R. Reger, CEO and shareholder of Voyager Oil & Gas, Inc.

NOTE 7     PREFERRED AND COMMON STOCK

Prior to the April 16, 2010 Merger described in Note 14, in January 2010, the Company completed a private placement offering of 924,000 shares of common stock to accredited investors at a subscription price of $.92 per share for total gross proceeds of $847,000.  As part of this private placement the Company entered into an introduction letter agreement with Great North Capital Consultants, Inc. (“Great North”).  As compensation for the work performed, Great North received 203,280 shares of restricted common stock of the Company and $67,760 in cash.  The fair value of the restricted stock was $186,340 or $.92 per share, based upon the market value of one share of common stock on the date the transaction closed.  These costs were netted against the proceeds of the offering through Additional Paid-In Capital.  The offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933 (the “Act”), as amended and the related Form D was filed February 1, 2010.   The securities offered and sold (or deemed to be offered and sold, in the case of underlying shares of common stock) in the offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The disclosure about the private placement contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

Prior to the April 16, 2010 merger described in Note 14, on January 25, 2010, the Company’s Board of Directors and a majority of its stockholders approved a 3-for-1 stock split pursuant to which all stockholders of record received three shares of common stock for each single share of common stock owned as of the record date. This stock split increased the issued and outstanding shares by approximately 14,100,000 and the outstanding warrants by approximately 3,600,000.  Generally accepted accounting principles require that the stock split be applied retrospectively to all periods presented.  As a result, all stock and warrant transactions have been adjusted to account for the 3-for-1 stock split.

Restricted Stock Awards

Prior to the merger described in Note 14 during the year ended December 31, 2009, the Target Company issued 540,000 restricted shares of common stock as compensation to its officers. The restricted shares vest on December 1, 2011 and December 31, 2011. As of June 30, 2010, there was approximately $341,000 of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.  This restricted stock grants were converted to 468,916 restricted shares of Voyager common stock on the date of the Merger Agreement.

There were no changes to the outstanding restricted common stock in the six month period ended June 30, 2010.

NOTE 8    STOCK OPTIONS AND WARRANTS

Stock Options

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment). This statement requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  For the stock options granted in 2010 the Company used a variety of comparable and peer companies to determine the expected volatility input based on the expected term of the options.  The Company believes the use of peer company data fairly represents the expected volatility we would experience if we were in the oil and gas industry over the expected term of the options. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.

Stock Options Granted April 21, 2010

On April 21, 2010, the Company granted its outside directors stock options to purchase a total of 700,000 shares of common stock exercisable at $2.76 per share.   The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The options vest over four years with 175,000 of the options vesting on each anniversary date.  As of June 30, 2010, there was approximately $1.2 million of total unrecognized compensation expense related to these unvested options. This compensation expense will be recognized over the remaining vesting period of the grants. The Company recognized $50,912 of expense related to these options in the six month period ended June 30, 2010.

The following assumptions were used for the Black-Scholes model:

April 21,
2010
Risk free rates	2.52%
Dividend yield	0%
Expected volatility	69.19%
Weighted average expected stock options life	6 Years

The “fair market value” at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$1.75
Total stock options granted	700,000
Total weighted average fair value of stock options granted	$1,221,885

All stock options related to the pre-merger entity ante4, Inc. (See Note 14) were expensed prior to January 4, 2010 resulting from the acceleration of all options from the asset sale to Peerless Media, as well as the cancellation of unvested CEO stock options on January 1, 2010.  The following table summarizes stock option activity during the six months ended June 30, 2010:

		Number of Common Shares
	Options outstanding	Exercisable	Weighted ave. exercise price
Balances at January 3, 2010	324,666	324,666	$3.53
Granted	700,000	—	2.76
Forfeited/exchanged	(26,666)	(26,666)	2.21
Exercised	(69,000)	(69,000)	2.16
Balances at June 30, 2010	929,000	229,000	$2.83

Warrants

Prior to the Merger on April 16, 2010 described in Note 14, the Company had 5,400,000 warrants outstanding with an exercise price of $.85 per warrant, prior to the Merger Agreement.  As part of the Merger Agreement, these warrants were converted to 4,689,153 warrants in Voyager Oil & Gas, Inc. with an exercise price of $.98 per warrant.

On April 26, 2010, 3,126,102 of these warrants were exercised.  The warrant holders elected to complete a cashless exercise of these warrants and to complete the cashless exercise the warrant holders surrendered 875,309 shares of the Company’s common stock.

The table below reflects the status of warrants outstanding at June 30, 2010:

		Exercise	Expiration
Issue Date	Warrants	Price	Date
December 1, 2009	260,509	$0.98	December 1, 2019
December 31, 2009	1,302,542	$0.98	December 31, 2019
	1,563,051

Currently Outstanding Warrants

•      No warrants were forfeited or expired during the six month period ended June 30, 2010.

•      The Company recorded expense related to these warrants of $241,540 for the six month period ended June 30, 2010.  There is $717,776 of compensation expense that will be recognized in future periods relating to warrants that have been granted as of June 30, 2010.

•      There are no warrants exercisable at June 30, 2010.

•      3,126,102 warrants were exercised during the six month period ended June 30, 2010.

•      The per-share weighted average exercise price of the outstanding warrants was $.98 at June 30, 2010.

•      The remaining average contractual life of the outstanding warrants was 9.6 years at June 30, 2010.

NOTE 9     ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  Under the provisions of FASB ASC 410-20-25 (Prior authoritative literature: FASB Statement 143, Accounting for Asset Retirement Obligations), the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the six months ended June 30, 2010:

Six Months Ended
June 30, 2010
Beginning Asset Retirement Obligation	$—
Liabilities Incurred for New Wells Placed in Production	1,215
Accretion of Discount on Asset Retirement Obligations	41
Ending Asset Retirement Obligation	$1,256

NOTE 10     INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.   The Company does not expect to pay any federal or state income tax for 2010 as a result of the losses recorded during the six months ended June 30, 2010 as well as additional losses expected for the remainder of 2010.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2010, the Company maintains a full valuation allowance for all deferred tax assets relating to pre-merger company ante4, Inc.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes.  The provision reported for the six months ended June 30, 2010 relates to a capital tax paid to the State of Delaware. There were no recorded unrecognized tax benefits at the end of the reporting period

NOTE 11     FAIR VALUE

FASB ASC 820-10-55 (Prior authoritative literature: FASB Statement 157, Fair Value Measurements) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FASB ASC 820-10-55 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820-10-55 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2010.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Bonds	$1,952,323	$—	$—
Certificates of Deposit	2,444,420	—	—
Total	$4,396,743	$—	$—

Level 1 assets consist of corporate bonds and certificates of deposit, the fair value of these investments are based on quoted market prices.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels. The fair value of the Company’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The fair value of the asset retirement obligations is reflected on the balance sheet as follows.

	Fair Value Measurements at June 30, 2010 Using
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-current Liabilities	$—	$—	$(1,256)
Total	$—	$—	$(1,256)

See Note 9 for a rollforward of the Asset Retirement Obligation.

NOTE 12       FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, restricted cash, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities.

NOTE 13     COMPREHENSIVE INCOME

The Company follows the provisions of FASB ASC 220-10-55 (Prior authoritative literature: FASB Statement 130, Reporting Comprehensive Income) which establishes standards for reporting comprehensive income.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income (Loss)	$(1,098,577)	$382	$(1,332,618)	$948
Unrealized gains on Marketable Securities	(18,822)	—	(13,812)	—
Other Comprehensive income (loss) net	$(1,117,399)	$382	$(1,346,430)	$948

NOTE 14       MERGER WITH TARGET COMPANY

Voyager formerly operated as ante4, Inc. (“ante4”), and prior to that, operated as WPT Enterprises, Inc., when it created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes (the “WPT Business”). On November 2, 2009, ante4 closed a transaction with Peerless Media Ltd., a subsidiary of PartyGaming, PLC (“Party”) pursuant to which ante4 agreed to sell substantially all of its operating assets other than cash, investments and certain excluded assets to Party (the “Party Transaction”). As a result of closing the Party Transaction, ante4 ceased the WPT Business (other than operation of certain excluded assets retained by ante4), and planned to use the proceeds of the Party Transaction to develop or acquire a new business. In addition, ante4’s name was changed from WPT Enterprises, Inc. to ante4, Inc.

On April 16, 2010, ante4 closed a transaction pursuant to which Plains Energy Investments, Inc., a privately held oil and gas exploration company, was merged with and into a wholly-owned subsidiary of ante4. In connection with the Merger, ante4 changed its name to Voyager Oil & Gas, Inc. As a result of the Merger, the Target Company’s stockholders were issued shares of ante4’s common stock equal to approximately 51% of ante4’s total outstanding common stock after the Merger. The assets remaining in the Company post-merger were $27,500,000 of cash and cash equivalents and a $500,000 note receivable from ante5, Inc. maturing on April 16, 2011.

The Company incurred merger-related costs of $643,486 during the three months ended June 30, 2010. These costs included advisory, legal, accounting, valuation, other professional fees, and general administrative costs. In accordance with ASC 805-40, all merger-related costs were expensed in the period in which the costs were incurred and the services were received.

NOTE 15     SPIN-OFF OF ASSETS TO ANTE5, INC.

Before the Merger with the Target Company became effective, ante4 transferred substantially all of its non-cash assets and some cash for working capital (together, the “ante5 Assets”) to ante5, Inc (“ante5”), a wholly-owned subsidiary of ante4. The transfer of the ante5 Assets was made with the intent of consummating the spin-off of shares to the ante4 shareholders of record on June 24, 2010. After the spin-off, ante5 become a separate publicly reporting U.S. company. The ante5 Assets that have been transferred to ante5 include, among others:

•      5% of gross gaming revenue and 5% of other revenue of Party Gaming generated by the WPT Business and other assets ante4 sold to Party Gaming.

•      Cash and cash equivalents of approximately $206,000 as of April 16, 2010. Accounts payable were approximately $316,000 as of April 16, 2010, and an additional approximately $282,000 in accounts payable were accrued since that date. Furthermore, ante5 must repay $500,000 borrowed from Voyager pursuant to a promissory note due April 16, 2011, which accrues interest at a rate of two percent (2%) per annum.

•      The right to receive any and all of the proceeds received by ante4 with respect to auction rate securities in the amount of approximately $3,700,000 previously held by ante4 in its account with UBS Financial Services.

•      Contingent claims and interests relating to (a) to payments previously owed to ante4 by Xyience, Inc., a former sponsor of the WPT television series; (b) WPT China, a business segment of ante4 for which most activities were shut down in March 2009; (c) Cecure Gaming, for which ante4 was entitled to 50% of the net revenues and an 8% ownership interest, but whose business is currently in receivership in the British equivalent of a bankruptcy proceeding; and (d) a lawsuit currently pending against ante4’s former auditors, Deloitte & Touche, LLP,.

•      ante4’s 25% royalty participation, in perpetuity, in the net proceeds of Poker Royalty, LLC, a poker talent management company.

In connection with the transfer of the ante5 Assets, ante5 assumed certain liabilities of ante4 relating to the previous WPT business, as well as a $500,000 note payable to Voyager, maturing on April 16, 2011. ante5 also agreed to indemnify ante4 and related individuals from (a) liabilities and expenses relating to operations of ante4 prior to the effective date of the Merger, (b) operation or ownership of ante5’s assets after the Merger effective date, and (c) certain tax liabilities of ante4. ante5’s obligation to indemnify ante4 with respect to its former operations and certain tax liabilities is limited to $2.5 million in the aggregate.

NOTE 16     SUBSEQUENT EVENTS

On July 1, 2010 the Company made an initial payment to Slawson for a 50% working interest in an acreage block in Weld County, Colorado for $7,500,000 in accordance with the exploration and development agreement with Slawson described in Note 5.

On July 12, 2010 the Company paid $2,114,250 for 50% of the drilling costs on the initial well drilled in the Denver-Julesberg Basis Niobrara Formation in Weld County, Colorado in accordance with the exploration and development agreement with Slawson described in Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements appearing in this Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties because they are based on current expectations and relate to future events and future financial performance.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth in our Annual Report on Form 10-K under the heading “Risk Factors”.

Overview

Voyager Oil & Gas, Inc. (“Voyager,” “we,” “us,” or “our”) is a Delaware corporation formed for the purpose of providing capital investments for acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on scaleable, repeatable natural gas plays with established operators.  Our business is initially expected to focus on properties in Montana and North Dakota.  We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us.  Our required capital commitment may grow if the opportunity presents itself and depending upon the results of initial testing and development activities.

On April 16, 2010 (the “Closing Date”), ante4, Inc. (“ante4”) completed the acquisition of Plains Energy Investments, Inc., a Nevada corporation (the “Company”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”).  Subsequent to the Merger, ante4 changed its name to Voyager Oil & Gas, Inc.   Under the Merger Agreement, Plains Energy Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Voyager, merged with and into the Company, with the Company remaining as the surviving corporation and a wholly-owned subsidiary of Voyager (the “Merger”).  Going forward, Voyager will be a holding company parent of the Company, and Voyager’s business operations following the Merger will be those of the Company.

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

Business

Voyager’s primary focus is to acquire high value leasehold interests specifically targeting oil shale resource prospects in the continental United States.  Our business is initially focused on properties in Montana and North Dakota, and has expanded to target properties in Northeastern Colorado and Southeastern Wyoming.   We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us.  We believe our competitive advantage will be our ability to continue to acquire leases directly from the mineral owners through “organic leasing.”  Organic leasing allows Voyager to acquire acreage on more favorable terms than our competitors.  Because of our size and maneuverability, we are able to deploy our land acquisition teams into specific areas based on the latest industry information.  We will generate revenue by and through the conversion of our leasehold into non-operated working interests in multiple Bakken, Three Forks, Niobrara and other oil shale wells.  We believe our drilling participation, primarily on a heads-up basis proportionate to our working interest, will allow us to deliver high value with low cost.

Voyager is also currently engaged in a top-leasing program in targeted areas of the Williston Basin.  A top-lease is a lease acquired prior to and commencing immediately upon the expiration of the current lease.  We believe this approach will allow us to access the most prolific areas of the Bakken oilfields.  Existing lease terms vary significantly when an area initially becomes productive. We continue to see this approach met with success as the Williston Basin delineates given the rapidly expanding nature of the productive area of the play.

Voyager explores and produces oil and gas through a non-operator business model.  We engage in the drilling process within operators’ drilling units that include our acreage.  As a non-operator, we rely on our operating partners to propose, permit and engage in the drilling process.  Before a well is spud, the operator is required to provide all oil and gas interest owners in the designated well unit the opportunity to participate in the drilling costs and revenues of the well on a pro-rata basis.  After the well is completed, our operating partners also transport, market and account for all production.  It will be policy for Voyager to engage and participate on a heads-up basis in substantially all, if not all, wells proposed.  This model provides us with diversification across operators and geologic areas.  It also allows us to continue to add production at a low marginal cost and maintain general and administrative costs at minimal levels.

Operations

We plan to continue to structure our operations in a manner that minimizes overhead and relies on third-parties to supply experience and expertise necessary to exploit exploration opportunities.  We will attempt to secure the highest possible working interests in the wells in which we invest while minimizing our general and administrative expenses.  We intend to keep overhead and staff to a bare minimum and the majority of operational duties will be outsourced to consultants and independent contractors.  We believe that the operational responsibilities of our company can be handled by our current officers, our working relationships with Hancock Enterprises and Slawson Exploration Company, Inc. and through consulting and independent contractor relationships.  We believe that we will incur minimal general and administrative expenses, thus devoting substantially all of our capital to hydrocarbon investments.

Assets and Acreage Holdings

As of August 10, 2010, Voyager controls approximately 147,000 net acres in the following five primary prospect areas:

•      24,000 core net acres in the Williston Basin targeting the Bakken/Three Forks in North Dakota and Montana;

•      24,000 net acres in the Denver-Julesberg Basin targeting the Niobrara formation in Colorado and Wyoming;

•      640 net acres targeting a Red River prospect in Montana;

•      33,500 net acres in a joint venture targeting the Heath Shale formation in Musselshell, Petroleum, Garfield and Fergus Counties of Montana; and

•      65,000 net acres in a joint venture in the Tiger Ridge gas field in Blaine, Hill and Chouteau Counties of Montana.

With the exception of the leases targeting the Niobrara formation, the leases we control have a minimum term of three years and many have extensions effectively giving us control of lands for up to ten years.  Our leases in Colorado and Wyoming expire in November 2010, but will be automatically extended to November 2011 in the event the initial test wells produce economical volumes of oil.

2010 Drilling Projects

We are engaged in several drilling activities on properties presently owned and intend to drill or develop additional properties acquired in the future.  We drilled or acquired interests in an additional six gross Bakken wells (approximately 0.42 net wells) during the quarter.  We also participated in two gross natural gas wells in Montana (approximately 0.75 net gas wells) during the quarter.  All net well positions are calculated on a 640-acre spacing unit equivalent.

As of June 30, 2010, we had interests in a total of five gross wells that were drilling, completing or producing, including two producing wells and three drilling or completing wells.  Permits continue to be issued for drilling units in which we have acreage interests within North Dakota and Montana.

We have commenced the preliminary development of the acreage position we acquired in the Denver-Julesberg Basin of Weld County, Colorado in 2010 with our operating partner, Slawson Exploration Company, Inc.  The development program consists of three gross test wells to be completed during 2010 and 57 additional gross wells to be completed by November 2011, with our average working interest in such wells expected to approximate 43%.  The first well began drilling activity on July 8, 2010.

We intend to continue drilling efforts on our existing acreage in North Dakota and Montana, and commence our exploration and development agreement with Slawson Exploration Company, Inc. in the Denver-Julesberg Basin of Wyoming and Colorado targeting the Niobrara Formation. We may participate in the drilling of as many as 3.5 net wells in 2010, assuming four gross wells are drilled beyond the three initial test wells.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2010 with the Three and Six Months Ended June 30, 2009

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Revenues	$162,548	$	$185,045	$—

Operating Expenses:
Production Expenses	$696	$	$696	—
Production Taxes	3,251	—	5,838	—
General and Administrative Expense	440,000	430	695,710	1,073
Depletion of Oil and Gas Properties	62,000	—	70,500	—
Depreciation and Amortization	733	—	1,465	—
Accretion of Discount on Asset Retirement Obligation	41	—	41	—
Total Operating Expenses	506,721	430	774,250	1,073

Loss From Operations	(344,173)	(430	(589,205)	(1,073)

Other Income (Expense):	(737,784)	812	(726,793)	2,021

Income (Loss) Before Income Taxes	(1,065,957)	382	(1,315,998)	948

Provision for Income Taxes	32,620	—	32,620	—

Net Income (Loss)	$(1,114,577)	$382	$(1,348,618)	$948

During the three months ended June 30, 2010, we continued to acquire oil and gas properties, in the Williston Basin Bakken play.  As of June 30, 2010, we had acquired approximately 17,867 net mineral acres in the Williston Basin. 13,144 acres were acquired in the three months ended June 30, 2010.

We reported initial production on its first Bakken well in February 2010 and initial production on a second well in June 2010. As of June 30, 2010, we expect to participate in the drilling of approximately 20-25 gross oil wells in 2010, primarily in McKenzie, Mountrail and Williams Counties of North Dakota.

Revenues

We recognized $162,548 and $185,045 in revenues from sales of oil and natural gas for the three and six months ended June 30, 2010, compared to $0 for the three and six months ended June 30, 2009.  These increases in revenue are due primarily to our participation and initial production in its second completed Bakken well in June 2010. The Company reports its revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles. For the period ended June 30, 2010, we reported its 16% interest in the production from two wells. The proved reserves related to this well are not material and it was not practical to obtain the reserves for 16% non-operating interest.

General and Administrative Expense

We recognized $440,000 and $695,710 in General and Administrative Expense for the three months ended June 30, 2010 compared to $0 and $430 for the three and six months ended June 30, 2009.  This increase resulted from $171,682 and $292,452 of share-based compensation for the three and six months ended June 30, 2010, compared to $0 for the three and six months ended June 30, 2009, relocation of the corporate headquarters to Billings, Montana, increased acquisition activity outside of the joint venture agreements, expenses associated with the Merger on April 16, 2010 and the addition of a salaried officer.

Depreciation Expense

We recognized $733 and $1,465 in depreciation expense for the three and six months ended June 30, 2010, compared to $0 for the three and six months ended June 30, 2009.  This increase resulted from depreciation of property acquired in December 2009.

Net loss

We had a net loss of $1,114,577 and $1,348,618 (representing approximately ($0.04) per share) for the three and six months ended June 30, 2010, compared to net income of $382 and $948 for the three and six months ended June 30, 2009.  Total operating expenses were $506,721 and $774,250 for the three and six months ended June 30, 2010, compared to operating expenses of $430 and $1,073for the three and six months ended June 30, 2009.  This increase in expenses resulted from $171,682 and $292,452 of share-based compensation for the three and six months ended June 30, 2010, compared to $0 for the three and six months ended June 30, 2009, relocation of the corporate headquarters to Billings, Montana, increased acquisition activity outside of the joint venture agreements, the merger on April 16, 2010 and the addition of a salaried officer.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our total cash resources, excluding short-term investments, as of June 30, 2010 were $12,395,413, compared to $691,263 as of December 31, 2009. The increase in cash balance was primarily attributable to the Merger on April 16, 2010 described in Note 14 in the footnotes to the financial statements.

Net Cash Provided by (Used In) Operating Activities

Net cash provided by (used in) operating activities was $6,464,765 and $6,400,199 for the three and six months ended June 30, 2010 compared to $382 and $948 for the three and six months ended June 30, 2009.  Cash provided by operating activities is primarily attributable to increase in current liabilities as a result of the Niobrara Exploration and Development Agreement signed with Slawson Exploration Company, Inc.

Net Cash Used In Investment Activities

Net cash provided by (used in) investment activities was $5,054,131 and $4,499,831 for the three and six months ended June 30, 2010 compared to $(230,000) and $(830,369) for the three and six months ended June 30, 2009.  Cash provided by investing activities is primarily attributable to cash received from the merger described in Note 14 in the footnotes to the financial statements.  Cash used in investment activities is primarily attributable to the purchase of oil and gas properties in the Williston and Denver-Julesberg Basins, as well as the payment of prepaid drilling costs in June 2010.

Net Cash Provided by Financing Activities

Net cash provided by (used in) financing activities was $24,080 and $804,120 for the three and six months ended June 30, 2010 compared to $688,500 for the three and six months ended June 30, 2009.  Net cash provided by financing activities is primarily attributable to proceeds from the issuance of stock of the Target Company prior to the merger described in Note 14 in the footnotes to the financial statements.

Adequacy of Capital Resources

With the addition of equity capital achieved through the Merger, we believe we have sufficient capital to meet our drilling commitments and expected general and administrative expenses through 2010, assuming no additional wells are drilled beyond the initial three test wells in the Niobrara Exploration and Development Agreement with Slawson.  If additional wells are drilled beyond the initial three test wells, additional financing may be required.  Any strategic acquisition of assets may require us to access the capital markets at some point in 2010.  We may also choose to access the equity capital markets to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any appropriately priced sales that may occur.  However, additional capital may not be available to us on favorable terms or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

While our significant accounting policies are more fully described in notes to our financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

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

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales for the period ended June 30, 2010 and for the years ended December 31, 2009 and 2008.

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

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of oil and natural gas based on the prices in effect at the beginning of each month to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the Balance Sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of June 30, 2010, we had not realized any impairment of our properties.

Joint Ventures

The Company’s financial statements as of and for the periods ended June 30, 2010 and June 30, 2009 and as of December 31, 2009 include the accounts and the proportionate share of the assets, liabilities, and results of operations of the joint ventures in which the Company was involved.

Cautionary Factors That May Affect Future Results

This Form 10-Q and other written reports and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “estimates,” “forecasts,” “projects” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements address our growth and business strategies, expectations and intentions with respect to expenses, drilling efforts and well participation, geographic focus, financial results, and cash needs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements.  These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward-looking statement can be guaranteed and actual future results may vary materially.

We do not assume the obligation to update any forward-looking statement, other than as required by law.  One should carefully evaluate such statements in light of factors described in Voyager’s filings with the SEC, including the section titled “Risk Factors” in its most recent Annual Report on Form 10-K, as updated in its subsequent periodic reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

There have been no changes (including corrective actions with regard to significant deficiencies of material weaknesses) in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Please refer to the risk factors contained in Item 1A under the caption “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2010, as updated by the Company’s current report on Form 8-K as filed April 22, 2010, as amended July 1, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER MATTERS

On June 28, 2010, the Company entered into an exploration and development agreement with Slawson Exploration Company, Inc. (“Slawson”) to develop Slawson’s 48,000 net acres in the Denver-Julesberg Basin Niobrara Formation in Weld County, Colorado.   Voyager purchased a 50% working interest in the approximately 48,000 acre block for $7.5 million and will participate on a heads-up basis on all wells drilled, as well as participate for its proportionate working interest in all additional acreage acquired in an Area of Mutual Interest consisting of Weld and Laramie Counties.

ITEM 6. EXHIBITS

10.1+	Exploration and Development Agreement with Area of Mutual Interest, dated effective as of May 1, 2010 between the Company and Slawson Exploration Company Inc.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+              Confidential treatment will be requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2010	VOYAGER OIL & GAS, INC.
Registrant

/s/ James Russell (J.R.) Reger
James Russell (J.R.) Reger
Chief Executive Officer (principal executive officer)

/s/ Mitchell R. Thompson
Mitchell R. Thompson
Chief Financial Officer (principal financial officer)