Form 10-Q
period 2010-09-30
Voyager Oil & Gas, Inc.
filed 2010-11-15
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, there were 45,344,431 shares of Common Stock, $0.001 par value per share outstanding.

VOYAGER OIL & GAS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOYAGER OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$13,939,894	$691,263
Trade Receivables	390,995	275,151
Short Term Investments	1,231,787	—
Prepaid Drilling Costs	2,927,017	—
Note Receivable	500,000	—
Prepaid Expenses	121,722	—
Restricted Cash	51,000	—
Other Current Assets	129,569	7,781
Total Current Assets	19,291,984	974,195

PROPERTY AND EQUIPMENT
Oil and Gas Properties, Full Cost Method (including unevaluated cost of $31,116,522 at 9/30/10 and $4,477,236 at 12/31/2009)	31,790,870	4,477,236
Office Equipment and Furniture	18,346	17,748
Total Property and Equipment	31,809,216	4,494,984
Less - Accumulated Depreciation and Depletion	173,727	30
Total Property and Equipment Net	31,635,489	4,494,954

Total Assets	$50,927,473	$5,469,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$707,276	$30,712
Accrued Expenses	109,724	5,833
Operating Lease Reserve	301,136	—
Senior Secured Promissory Notes	14,779,932	—
Total Current Liabilities	15,898,068	36,545

LONG-TERM LIABILITIES
Other Noncurrent Liabilities	1,319	—

Total Liabilities	15,899,387	36,545

STOCKHOLDER’S EQUITY
Preferred Stock; Par Value $.001; 20,000,000 Shares Authorized; none Issued or Outstanding	—	—
Common Stock - Par Value $.001; 100,000,000 Shares Authorized; 45,344,431 Shares Outstanding (12/31/2009 - 21,119,505 Shares Outstanding)	45,344	21,120
Additional Paid-in Capital	39,102,158	7,665,456
Accumulated Deficit	(4,119,416)	(2,260,458)
Accumulated Other Comprehensive Income (Loss)	—	6,486
Total Stockholders’ Equity	35,028,086	5,432,604

Total Liabilities and Stockholders’ Equity (Deficit)	$50,927,473	$5,469,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VOYAGER OIL & GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Oil and Gas Sales	$265,229	$—	$450,274	$—

OPERATING EXPENSES
Production Expenses	4,994	—	5,690	—
Production Taxes	3,173	—	9,011	—
General and Administrative Expense	580,934	14,313	1,276,644	15,386
Depletion of Oil and Gas Properties	101,000	—	171,500	—
Depreciation and Amortization	732	—	2,197	—
Accretion of Discount on Asset Retirement Obligations	63	—	104	—
Total Expenses	690,896	14,313	1,465,146	15,386

LOSS FROM OPERATIONS	(425,667)	(14,313)	(1,014,872)	(15,386)

OTHER INCOME (EXPENSE)
Merger Costs	(3,018)	—	(735,942)	—
Interest Expense	(60,933)	—	(60,933)	—
Other Income (Expense)	(4,412)	895	1,719	2,916
Total Income (Expense)	(68,363)	895	(795,156)	2,916

LOSS BEFORE INCOME TAXES	(494,030)	(13,418)	(1,810,028)	(12,470)

INCOME TAX PROVISION	16,310	—	48,930	—

NET LOSS	$(510,340)	$(13,418)	$(1,858,958)	$(12,470)

Net Income (Loss) Per Common Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)

Weighted Average Shares Outstanding – Basic	45,344 ,431	5,343,149	35,576,549	5,040,808

Weighted Average Shares Outstanding - Diluted	45,344,431	5,343,149	35,576,549	5,040,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VOYAGER OIL & GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,858,958)	$(12,470)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion of Oil and Gas Properties	171,500	—
Depreciation and Amortization	2,197	—
Amortization of Premium on Bonds	46,448	—
Amortization of Loan Discount	4,932	—
Loss on Disposal of Property and Equipment	34,305	—
Cash Paid for Income Taxes	—	(6,464)
Accretion of Discount on Asset Retirement Obligations	104	—
Gain on Sale of Available for Sale Securities	(1,520)	—
Share - Based Compensation Expense	661,719	—
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(390,995)	—
Decrease in Restricted Cash	99,000	—
Increase in Prepaid Expenses	(25,913)	—
Decrease in Other Current Assets	79,135	(84,192)
Increase in Accounts Payable	224,892	4,125
Increase in Accrued Expenses	41,431	—
Decrease in Operating Lease Reserve	(184,030)	—
Net Cash Used For Operating Activities	(1,095,753)	(99,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from Merger Agreement	17,413,845	—
Purchases of Office Equipment and Furniture	(598)	—
Increase in Prepaid Drilling Costs	(2,927,017)	—
Proceeds from Sale of Available for Sale Securities	8,780,881	—
Purchases of Available for Sale Securities	—	(332,956)
Cash Paid for Accrued Interest	—	(7,977)
Increase in Oil and Gas Properties	(24,501,847)	(1,418,931)
Net Cash Used For Investing Activities	(1,234,736)	(1,759,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock - Net of Issuance Costs	779,240	2,518,998
Proceeds from Issuance of Senior Secured Promissory Notes	14,775,000	—
Proceeds from Exercise of Options	24,880	—
Net Cash Provided by Financing Activities	15,579,120	2,518,998

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,248,631	660,133

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	691,263	1,775,423

CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,939,894	$2,435,556

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$—	$—
Cash Paid During the Period for Income Taxes	$—	$6,464

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties Paid Subsequent to Period End	$451,672	$—
Purchase of Oil and Gas Properties through Issuance of Common Stock	$2,358,900	$—
Payment of Compensation through Issuance of Common Stock	$172,128	$—
Fair Value of Warrants and Options Granted as Compensation	$489,591	$—
Capitalized Asset Retirement Obligations	$1,215	$—
Payment of Capital Raise Costs with Issuance of Common Stock	$186,340	$36,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VOYAGER OIL & GAS, INC.

(Formerly ante4, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

On April 16, 2010, Voyager Oil & Gas, Inc. (formerly ante4, Inc.) (the “Company” or “Voyager”), Plains Energy Acquisition, Inc. (“Acquisition Sub”) and Plains Energy Investments, Inc. (“the Target Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the Merger Agreement, Acquisition Sub merged with and into the Target Company, with the Target Company remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).  On the Closing Date, the Company filed a Certificate of Amendment with the State of Delaware to change its name from ante4, Inc. to Voyager Oil & Gas, Inc.  The Company is currently a holding company parent of the Target Company, and the Company’s business operations following the Merger are those of the Target Company. Further details of the Merger are provided in Note 15 in the footnotes to the condensed consolidated financial statements.

On June 14, 2010 the Company completed the spin-off of ante5, Inc. (“ante5”). ante5 was previously a wholly-owned subsidiary of Voyager and holds certain assets principally related to Voyager’s prior entertainment and consumer products business. ante5 has become a separate publicly reporting U.S. company.  The spin-off was completed through the distribution of one share of ante5 common stock for each share of Voyager common stock held by stockholders as of the record date, June 24, 2010. The terms of the spin-off and the assets, liabilities and business of ante5 are described in further detail in Note 16 in the footnotes to the condensed consolidated financial statements.

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

The Company has two employees as of September 30, 2010. The Company will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business.  With the continued acquisition of oil and gas properties, the Company intends to continue to establish itself with industry partners best suited to the areas of operation.  As the Company continues to establish a revenue base with cash flow, it may seek opportunities more aggressive in nature.

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

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except the balance sheet as of December 31, 2009, which was derived from the Company’s audited financial statements as of December 31, 2009.  However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to certain rules and regulations of the Securities and Exchange Commission.  The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2009.

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

Restricted Cash

At September 30, 2010, the Company has $51,000 of restricted cash. The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to an office lease. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in interest-bearing money market funds. Income from these investments is paid to the Company and recognized in other income.

Short-Term Investments

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due to the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss).   When securities are sold, their cost is determined based on the first-in first-out method.  The realized gains and losses related to these securities are included in other income in the statements of operations. As the Company has no short-term investments as of September 30, 2010, there are no unrealized gains and losses included in accumulated other comprehensive income (loss) as of September 30, 2010.

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $2,197 for the nine months ended September 30, 2010.

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

Revenue Recognition and Gas Balancing

The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of September 30, 2010, the Company’s natural gas production was in balance, i.e., its cumulative portion of gas production taken and sold from wells in which we have an interest equaled the Company’s entitled interest in gas production from those wells.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the Net Income (Loss) divided by the weighted average number of common shares outstanding.

Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the three and nine month periods ended September 30, 2010 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of September 30, 2010, there are 229,000 stock options that are issued and presently exercisable and represent potentially dilutive shares.

As of September 30, 2010, there are also 700,000 stock options that have been granted but are not presently exercisable and represent potentially dilutive shares.

As of September 30, 2010 there are also 1,563,051 warrants that are issued but not presently exercisable.  These warrants have an exercise price of $.98 and vest in December 2011.

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

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales for the nine month period ended September 30, 2010.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs, asset retirement costs under FASB ASC 410-20-25 will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.  As of September 30, 2010, the Company included $8,280 of costs related to top lease impairment which costs are subject to the depletion calculation.

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

Joint Ventures

The financial statements as of September 30, 2010 include the accounts of the Company and its proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

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

Reclassifications

Certain reclassifications have been made to prior periods’ reported amounts in order to conform with the current period presentation. These reclassifications did not impact the Company’s net income, stockholders’ equity or cash flows.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment identified at September 30, 2010.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s results of operations or financial position.

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

The following is a summary of the Company’s short-term investments as of September 30, 2010:

	Cost at September 30, 2010	Unrealized Gain	Fair Market Value at September 30, 2010
Certificates of Deposit	1,231,000	787	1,231,787
Total Short-Term Investments	$1,231,000	$787	$1,231,787

For the nine months ended September 30, 2010 there were realized gains of $1,520 recognized on the sale of investments.

NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 consisted of the following:

September 30, 2010
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$31,116,522
Evaluated Costs	674,348
31,790,870
Office Equipment, Furniture, Leasehold Improvements and Software	18,346
31,809,216
Less: Accumulated Depreciation, Depletion and Amortization
Property and Equipment	173,727
Total	$31,635,489

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Nine Months Ended September 30,
	2010	2009
Depletion of Costs for Evaluated Oil and Gas Properties	$171,500	$—
Depreciation of Office Equipment, Furniture, and Software	2,197	—
Total Depreciation, Depletion, and Amortization Expense	$173,697	$—

NOTE 5     OIL AND GAS PROPERTIES

Major Joint Venture

In May 2008, the Company entered into the Major Joint Venture Agreement with a third-party partner to acquire certain oil and gas leases in the Tiger Ridge Gas Field in Blaine, Hill, and Choteau Counties of Montana. Under the terms of the agreement, the Company is responsible for all lease acquisition costs. The third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator. The Company controls an 87.5% working interest on all future production and reserves, while the third-party joint venture partner controls 12.5%. The joint venture had accumulated oil and gas leases totaling 67,000 net mineral acres as of September 30, 2010. The Company has committed to a minimum of $1,000,000 and up to $2,000,000 toward this joint venture. The third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company’s contributions to the joint venture totaled $1,993,788 as of September 30, 2010. The unutilized cash balance was $79,750 as of September 30, 2010.

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

Big Snowy Joint Venture

In October 2008, the Company entered into the Big Snowy Joint Venture Agreement with an administrator third-party to acquire certain oil and gas leases in the Heath Oil play in Musselshell, Petroleum, Garfield, Rosebud and Fergus Counties of Montana, and another third-party to perform as the operator.  Under the terms of the agreement, the Company is responsible for 72.5% of lease acquisition costs, and the other two third-parties are individually responsible for 2.5% and 25% of the lease acquisition costs. The administrator third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator. The Company controls a 72.5% working interest on all future production and reserves, while the administrator third-party joint venture partner controls 2.5% and the well operator controls 25%. The joint venture had accumulated oil and gas leases totaling 33,562 net mineral acres as of September 30, 2010. The Company is committed to a minimum of $1,000,000 and up to $1,993,750 toward this joint venture, with all partners, including the Company, committing a minimum of $2,750,000. The administrator third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company’s contributions to the joint venture totaled $724,744 as of September 30, 2010. The unutilized cash balance was $11,806 as of September 30, 2010.

Niobrara Development with Slawson Exploration Company, Inc.

On June 28, 2010, the Company entered into an exploration and development agreement with Slawson Exploration Company, Inc. (“Slawson”) to develop Slawson’s 48,000 net acres in the Denver-Julesberg Basin Niobrara Formation in Weld County, Colorado.  Slawson commenced the continuous drilling program in early July 2010 with an initial series of three test wells completed in October 2010.  Beginning in October 2010, Slawson commenced drilling operations on 15 spacing units and an additional 12 spacing units’ leases which were granted extensions to November 2011 by the state of Colorado due to access restrictions.  Slawson expects to drill at least 22 wells in 2011, which it expects to commence in the second quarter of 2011. Voyager purchased a 50% working interest in the approximately 48,000 acre block for $7.5 million and will participate on a heads-up basis on all wells drilled, as well as participate for its proportionate working interest in all additional acreage acquired in an Area of Mutual Interest consisting of Weld and Laramie Counties. Following the results of the three test wells, Voyager and Slawson anticipate allowing approximately 15,000 acres from the initial 34,000 acres of state leases in Weld County, Colorado to expire on November 15, 2010.  The results of the ceiling test based on the reserve report at December 31, 2010 could result in no impairment being recognized or an impairment of up to approximately $3.4 million in the fourth quarter of 2010.

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

On March 10, 2010 the Company agreed to purchase all right, title and interests of South Fork Exploration, LLC (“SFE”) in certain oil, gas and mineral leases totaling approximately 3,111 net mineral acres in McLean, Mountrail and Williams County, North Dakota and Sheridan County, Montana.  Under the agreement, the Company paid SFE $1,374,375 cash and issued 2,573,346 unregistered shares of the Company’s common stock.   The transaction was contingent upon receipt of a fairness opinion from an independent party acceptable in form and substance to the Company confirming that the terms of the proposed transaction are fair and reasonable to the Company and its shareholders and executed assignments from SFE on a county-by-county basis.  The Company closed the acquisition on March 30, 2010.  SFE is wholly owned by J.R. Reger, Chief Executive Officer and shareholder of the Company (See Note 6).

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

On April 21, 2010 the Company’s Board of Directors approved a purchase agreement to pay $500 per net mineral acre as consideration for the assignment of certain leases in Richland County, Montana. On May 14, 2010, the Company completed a closing with a total purchase price of $2,634,209 for approximately 5,268.42 net acres. On September 9, 2010, the Company completed an additional closing with a total purchase price of $1,505,184 for approximately 3,002.82 net acres.

On May 6, 2010 the Company’s Chairman approved the purchase of the assignment of certain leases in Williams County, North Dakota for $500 per net mineral acre with a total purchase price of $1,648,891 for approximately 3,297.78 net acres.  The transactions were closed at various times during May 2010.

The Company has also completed other miscellaneous acquisitions in Montana and North Dakota.

NOTE 6     RELATED PARTY TRANSACTIONS

On March 10, 2010, the Company purchased leasehold interests from South Fork Exploration, LLC (SFE) for $1,374,375 and 2,573,346 shares of restricted common stock.  SFE’s president was J.R. Reger, Chief Executive Officer and director of the Company.

On September 22, 2010, Steven Lipscomb subscribed for a $500,000 senior secured promissory note. The senior secured promissory notes which were sold to certain accredited investors in a private placement are described in Note 9 of the footnotes to the financial statements. Mr. Lipscomb is a current director of the Company.  The Company’s Audit Committee approved this transaction.

On September 22, 2010, Michael Reger subscribed for a $1,000,000 senior secured promissory. The senior secured promissory notes which were sold to certain accredited investors in a private placement are described in Note 9 of the footnotes to the financial statements. Mr. Reger is a brother of J.R. Reger, the current Chief Executive Officer and a director of the Company.  The Company’s Audit Committee approved this transaction.

NOTE 7     PREFERRED AND COMMON STOCK

Prior to the April 16, 2010 Merger described in Note 15, in January 2010, the Company completed a private placement offering of 924,000 shares of common stock to accredited investors at a subscription price of $.92 per share for total gross proceeds of $847,000.  As part of this private placement, the Company entered into an introduction letter agreement with Great North Capital Consultants, Inc. (“Great North”).  As compensation for the work performed, Great North received 203,280 shares of restricted common stock of the Company and $67,760 in cash.  The fair value of the restricted stock was $186,340 or $.92 per share, based upon the market value of one share of common stock on the date the transaction closed.  These costs were netted against the proceeds of the offering through Additional Paid-In Capital.  The offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended, (the “Act”).  The securities offered and sold (or deemed to be offered and sold, in the case of underlying shares of common stock) in the offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Prior to the April 16, 2010 Merger described in Note 15, on January 25, 2010, the Company’s Board of Directors and a majority of its stockholders approved a 3-for-1 stock split pursuant to which all stockholders of record received three shares of common stock for each single share of common stock owned as of the record date. This stock split increased the issued and outstanding shares by approximately 14,100,000 and the outstanding warrants by approximately 3,600,000.  Generally accepted accounting principles require that the stock split be applied retrospectively to all periods presented.  As a result, all stock and warrant transactions have been adjusted to account for the 3-for-1 stock split.

Restricted Stock Awards

Prior to the Merger described in Note 15, during the year ended December 31, 2009, the Target Company issued 540,000 restricted shares of common stock as compensation to its officers. The restricted shares vest on December 1, 2011 and December 31, 2011. As of September 30, 2010, there was approximately $284,000 of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.  This restricted stock grants were converted to 468,916 restricted shares of Voyager common stock on the date of the Merger Agreement.

There were no changes to the outstanding restricted common stock in the nine month period ended September 30, 2010.

NOTE 8    STOCK OPTIONS AND WARRANTS

Stock Options

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This statement requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  For the stock options granted in 2010, the Company used a variety of comparable and peer companies to determine the expected volatility input based on the expected term of the options.  The Company believes the use of peer company data fairly represents the expected volatility it would experience if the Company were in the oil and gas industry over the expected term of the options. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.

Stock Options Granted April 21, 2010

On April 21, 2010, the Company granted its outside directors stock options to purchase a total of 700,000 shares of common stock exercisable at $2.76 per share.   The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The options vest over four years with 175,000 of the options vesting on each anniversary date.  As of September 30, 2010, there was approximately $1.1 million of total unrecognized compensation expense related to these unvested options. This compensation expense will be recognized over the remaining vesting period of the grants. The Company recognized $127,280 of expense related to these options in the nine month period ended September 30, 2010.

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

All stock options related to the pre-merger entity ante4, Inc. (See Note 15) were expensed prior to January 4, 2010 resulting from the acceleration of all options from the asset sale to Peerless Media, as well as the cancellation of unvested CEO stock options on January 1, 2010.  The following table summarizes stock option activity during the nine months ended September 30, 2010:

		Number of Common Shares
	Options outstanding	Exercisable	Weighted ave. exercise price
Balances at January 3, 2010	324,666	324,666	$3.53
Granted	700,000	—	2.76
Forfeited/exchanged	(26,666)	(26,666)	2.21
Exercised	(69,000)	(69,000)	2.16
Balances at September 30, 2010	929,000	229,000	$2.83

Warrants

Prior to the April 16, 2010 Merger described in Note 15, the Company had 5,400,000 warrants outstanding with an exercise price of $.85 per warrant.  Pursuant to the Merger Agreement, these warrants were converted to 4,689,153 warrants in the Company with an exercise price of $.98 per warrant.

On April 26, 2010, 3,126,102 of these warrants were exercised.  The warrant holders elected to complete a cashless exercise of these warrants and to complete the cashless exercise the warrant holders surrendered 875,309 shares of the Company’s common stock.

The table below reflects the status of warrants outstanding at September 30, 2010:

		Exercise	Expiration
Issue Date	Warrants	Price	Date
December 1, 2009	260,509	$0.98	December 1, 2019
December 31, 2009	1,302,542	$0.98	December 31, 2019
	1,563,051

Outstanding Warrants

•      No warrants were forfeited or expired during the nine month period ended September 30, 2010.

•      The Company recorded expense related to these warrants of $362,309 for the nine month period ended September 30, 2010.  There is $597,007 of compensation expense that will be recognized in future periods relating to warrants that have been granted as of September 30, 2010.

•      There are no warrants exercisable at September 30, 2010, but they become exercisable in December 2011.

•      3,126,102 warrants were exercised during the nine month period ended September 30, 2010.

•      The per-share weighted average exercise price of the outstanding warrants was $.98 at September 30, 2010.

•      The remaining average contractual life of the outstanding warrants was 9.3 years at September 30, 2010.

NOTE 9    SENIOR SECURED PROMISSORY NOTES

In September 2010, the Company completed the closing on the issuance of $15 million principal amount of 12% senior secured promissory notes (“Loans”) for the purpose of financing future drilling and development activities.  Proceeds of the notes are being used primarily to fund developmental drilling on the Company’s significant acreage positions targeting the Denver-Julesberg Basin Niobrara through its joint venture with Slawson Exploration and the Williston Basin Bakken/Three Forks.

The Loans bear interest at the rate of 12% per annum, with interest payable monthly beginning October 1, 2010. The Loans are secured by a first priority security interest on all of the Company’s assets, on a pari passu basis with each other.  The Loans mature one year from the date of issuance. The Company has the option to extend the term one year.  In order to enter the extension term, the Company is required to pay an extension payment equal to two percent (2%) of the principal amount.  The Company may pre-pay the Loans at a price of one hundred two percent (102%) of face value during the initial twelve months, and may pre-pay the Loans at anytime without penalty during the extended term.

The Loans were sold at a discount and yielded cash proceeds of $14,775,000.  The discount amount of $225,000 will be amortized to interest expense over twelve months, the initial term of the Loans, using the effective interest method.  The amortization of the discount for the nine months ended September 30, 2010 was $4,932.

NOTE 10     ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  Under the provisions of FASB ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the nine months ended September 30, 2010:

Nine Months Ended
September 30, 2010
Beginning Asset Retirement Obligation	$—
Liabilities Incurred for New Wells Placed in Production	1,215
Accretion of Discount on Asset Retirement Obligations	104
Ending Asset Retirement Obligation	$1,319

NOTE 11     INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.   The Company does not expect to pay any federal or state income tax for 2010 as a result of the losses recorded during the nine months ended September 30, 2010 as well as additional losses expected for the remainder of 2010.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2010, the Company maintains a full valuation allowance for all deferred tax assets relating to pre-merger company ante4, Inc.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes.  The provision reported for the nine months ended September 30, 2010 relates to a capital tax paid to the State of Delaware. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 12     FAIR VALUE

FASB ASC 820-10-55 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FASB ASC 820-10-55 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820-10-55 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2010.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of Deposit	$1,231,787	$—	$—
Total	$1,231,787	$—	$—

Level 1 assets consist of certificates of deposit, the fair value of these investments are based on quoted market prices.

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

	Fair Value Measurements at September 30, 2010 Using
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-current Liabilities	$—	$—	$(1,319)
Total	$—	$—	$(1,319)

See Note 10 for a rollforward of the Asset Retirement Obligation.

NOTE 13       FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, short-term investments, restricted cash, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities.

NOTE 14     COMPREHENSIVE INCOME

The Company follows the provisions of FASB ASC 220-10-55 which establishes standards for reporting comprehensive income.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Loss	$(510,340)	$(13,418)	$(1,858,958)	$(12,470)
Unrealized gains (losses) on Marketable Securities	7,325	—	(6,486)	—
Other Comprehensive loss, net	$(503,015)	$(13,418)	$(1,865,444)	$(12,470)

NOTE 15       MERGER WITH TARGET COMPANY

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

The Company incurred merger-related costs of $735,942 during the nine months ended September 30, 2010. These costs included advisory, legal, accounting, valuation, other professional fees, and general administrative costs. In accordance with ASC 805-40, all merger-related costs were expensed in the period in which the costs were incurred and the services were received.

NOTE 16      SPIN-OFF OF ASSETS TO ANTE5, INC.

Before the Merger became effective, ante4 transferred substantially all of its non-cash assets and some cash for working capital (together, the “ante5 Assets”) to ante5, Inc (“ante5”), a wholly-owned subsidiary of ante4. The transfer of the ante5 Assets was made with the intent of consummating the spin-off of shares to the ante4 shareholders of record on June 24, 2010. After the spin-off, ante5 become a separate publicly reporting U.S. company. The ante5 Assets that have been transferred to ante5 include, among others:

•      5% of gross gaming revenue and 5% of other revenue of Party Gaming generated by the WPT Business and other assets ante4 sold to Party Gaming;

•      Cash and cash equivalents of approximately $206,000 as of April 16, 2010. Accounts payable were approximately $316,000 as of April 16, 2010, and an additional approximately $282,000 in accounts payable were accrued since that date.

Furthermore, ante5 must repay $500,000 borrowed from Voyager pursuant to a promissory note due April 16, 2011, which accrues interest at a rate of two percent (2%) per annum;

•      The right to receive any and all of the proceeds received by ante4 with respect to certain auction rate securities in the amount of approximately $3,700,000 previously held by ante4 in its account with UBS Financial Services;

•      Contingent claims and interests relating to (a) to payments previously owed to ante4 by Xyience, Inc., a former sponsor of the WPT television series; (b) WPT China, a business segment of ante4 for which most activities were shut down in March 2009; (c) Cecure Gaming, for which ante4 was entitled to 50% of the net revenues and an 8% ownership interest, but whose business is currently in receivership in the British equivalent of a bankruptcy proceeding; and (d) a lawsuit currently pending against ante4’s former auditors, Deloitte & Touche, LLP; and

•      ante4’s 25% royalty participation, in perpetuity, in the net proceeds of Poker Royalty, LLC, a poker talent management company.

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

Overview

Voyager Oil & Gas, Inc. (“Voyager,” “we,” “us,” or “our”) is a Delaware corporation formed for the purpose of providing capital investments for acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on scaleable, repeatable natural gas plays with established operators.  Our business is expected to focus on properties in Montana, North Dakota, Colorado and Wyoming.  We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us.  Our required capital commitment may grow if the opportunity presents itself and depending upon the results of initial testing and development activities.

On April 16, 2010 (the “Closing Date”), ante4, Inc. (“ante4”) completed the acquisition of Plains Energy Investments, Inc., a Nevada corporation (the “Company”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”).  Subsequent to the Merger, ante4 changed its name to Voyager Oil & Gas, Inc.  Under the Merger Agreement, Plains Energy Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Voyager, merged with and into the Company, with the Company remaining as the surviving corporation and a wholly-owned subsidiary of Voyager (the “Merger”).  Currently, Voyager is a holding company parent of the Company, and Voyager’s business operations following the Merger are the same as ours.

Business

Voyager Oil & Gas, Inc. (“Voyager,” “we,” “us,” or “our”) is a Delaware corporation formed for the purpose of providing capital investments for acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on scaleable, repeatable natural gas plays with established operators.  Our business focuses on properties in Montana, North Dakota, Colorado and Wyoming.  We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us.  Our required capital commitment may grow if the opportunity presents itself and depending upon the results of initial testing and development activities.

On April 16, 2010 (the “Closing Date”), ante4, Inc. (“ante4”) completed the acquisition of Plains Energy Investments, Inc., a Nevada corporation (the “Company”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”).  Subsequent to the Merger, ante4 changed its name to Voyager Oil & Gas, Inc.  Under the Merger Agreement, Plains Energy Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Voyager, merged with and into the Company, with the Company remaining as the surviving corporation and a wholly-owned subsidiary of Voyager (the “Merger”).  Currently, Voyager is a holding company parent of the Company, and Voyager’s business operations following the Merger are the same as ours.

Business

Voyager’s primary focus is to acquire high value leasehold interests specifically targeting oil shale resource prospects in the continental United States.  Our business focuses on properties in Montana, North Dakota, Colorado and Wyoming.  We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us.  We believe our competitive advantage is our ability to continue to acquire leases directly from the mineral owners through “organic leasing.”  Organic leasing allows Voyager to acquire acreage on more favorable terms than our competitors.  Because of our size and maneuverability, we are able to deploy our land acquisition teams into specific areas based on the latest industry information.  We generate revenue by and through the conversion of our leasehold into non-operated working interests in multiple Bakken, Three Forks, Niobrara and other oil shale wells.  We believe our drilling participation, primarily on a heads-up basis proportionate to our working interest, will allow us to deliver high value with low cost.

Voyager is also currently engaged in a top-leasing program in targeted areas of the Williston Basin.  A top-lease is a lease acquired prior to and commencing immediately upon the expiration of the current lease.  We believe this approach allows us to access the most prolific areas of the Bakken oilfields.  Existing lease terms vary significantly when an area initially becomes productive. We continue to see this approach met with success as the Williston Basin delineates given the rapidly expanding nature of the productive area of the play.

Voyager explores and produces oil and gas through a non-operated business model.  We engage in the drilling process within operators’ drilling units that include our acreage.  As a non-operator, we rely on our operating partners to propose, permit and engage in the drilling process.  Before a well is spud, the operator is required to provide all oil and gas interest owners in the designated well unit the opportunity to participate in the drilling costs and revenues of the well on a pro-rata basis.  After the well is completed, our operating partners also transport, market and account for all production.  It is our policy and goal to engage and participate on a heads-up basis in substantially all, if not all, wells proposed.  This model provides us with diversification across operators and geologic areas.  It also allows us to continue to add production at a low marginal cost and maintain general and administrative costs at minimal levels.

Assets and Acreage Holdings

As of September 30, 2010, Voyager controls approximately 149,000 net acres in the following five primary prospect areas:

•                  24,000 core net acres targeting the Bakken/Three Forks in North Dakota and Montana;

•                  22,000 net acres targeting the Niobrara formation in Colorado and Wyoming;

•                  800 net acres targeting a Red River prospect in Montana;

•                  33,500 net acres in a joint venture targeting the Heath Shale formation in Musselshell, Petroleum, Garfield and Fergus Counties of Montana; and

•                  67,000 net acres in a joint venture in the Tiger Ridge gas field in Blaine, Hill and Chouteau Counties of Montana.

With the exception of the leases targeting the Niobrara formation, the leases we control have a minimum term of three years and many have extensions effectively giving us control of lands for up to ten years.

We control a 50% interest of approximately 34,000 net acres in Colorado targeting the Niobrara formation, the majority of which is extended to November 2011 through the commencement of drilling operations on approximately 13,500 net acres and extensions granted by the state of Colorado on approximately 5,000 net acres.  Following the results of the three test wells, Voyager and Slawson anticipate allowing approximately 15,000 acres from the initial 34,000 acres of state leases in Weld County, Colorado to expire on November 15, 2010.  As described in Note 2 in the footnotes to the financial statements, capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The results of the ceiling test based on the reserve report at December 31, 2010 could result in no impairment being recognized or an impairment of up to approximately $3.4 million in the fourth quarter of 2010.

We control a 50% interest of approximately 5,000 net acres in Wyoming targeting the Niobrara formation, the majority of which expire in or subsequent to June 2011.

2010 Drilling Projects

We are engaged in several drilling activities on properties presently owned and intend to drill or develop additional properties acquired in the future.  We drilled or acquired interests in an additional seven gross Bakken wells (approximately 0.44 net wells) during the quarter ended September 30, 2010.  All net well positions are calculated on a 640-acre spacing unit equivalent.

As of September 30, 2010, we had interests in a total of fifteen gross wells that were drilling, completing or producing, including two producing wells and thirteen drilling or completing wells.  Permits continue to be issued for drilling units in which we have acreage interests within North Dakota and Montana.

We have completed the preliminary development of the acreage position we acquired in the Denver-Julesberg Basin of Weld County, Colorado in 2010 with our operating partner, Slawson Exploration Company, Inc.  The development program consists of three gross test wells, which began drilling activity in July 2010.  The results of the initial three test wells have provided data points on our acreage position and ultimately how many wells will be drilled in 2011.  Beginning in October 2010, Slawson commenced drilling operations on 15 spacing units and an additional 12 spacing units’ leases which were granted extensions to November 2011 by the state of Colorado due to access restrictions.  Slawson expects to drill at least 22 wells in 2011,  which it expects to commence in the second quarter of 2011.

We intend to continue drilling efforts on our existing acreage in North Dakota and Montana, and commence our exploration and development agreement with Slawson Exploration Company, Inc. in the Denver-Julesberg Basin of Wyoming and Colorado targeting the Niobrara Formation. We expect to participate in the drilling of as many as 22 gross wells in 2011.

Production History

The following table presents information about our produced oil and gas volumes during the three month and nine month periods ended September 30, 2010, compared to the three month and nine month periods ended September 30, 2009.  As of September 30, 2010, we were selling oil and natural gas from a total of two gross wells (approximately 0.16 net wells), compared to zero gross wells (0.00 net wells) at September 30, 2009.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Production:
Oil (Bbl)	3,707	—	6,365	—
Natural Gas (Mcf)	3,341	—	3,341	—
Barrel of Oil Equivalent (Boe)	4,264	—	6,922	—

Average Sales Prices:
Oil (per Bbl)	67.23	—	68.22	—
Effect of settled oil hedges on average price (per Bbl)	0.00	0.00	0.00	0.00
Oil net of settled hedging (per Bbl)	67.23	—	68.22	—
Natural Gas and Other Liquids (per Mcf)	4.80	—	4.80	—
Effect of natural gas hedges on average price (per Mcf)	0.00	0.00	0.00	0.00
Natural gas net of hedging (per Mcf)	4.80	—	4.80	—

Average Production Costs:
Oil (per Bbl)	2.12	—	2.34	—
Natural Gas (per Mcf)	0.40	—	0.40	—
Barrel of Oil Equivalent (Boe)	2.15	—	2.35	—

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  We were in the development stage prior to the current year and as such, we have not obtained an independent engineering reserve report to calculate its depletion rate.  Until we obtain an independent engineering reserve report for the year ended December 31, 2010, an estimated depletion rate based on an average of other Bakken producing peers will be used to estimate depletion expenses for interim periods.  The following table presents our depletion expenses for the three month and nine month periods ended September 30, 2010 compared to the three month and nine month periods ended September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depletion of oil and natural gas properties	$101,000	$—	$171,500	$—

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at September 30, 2010 and September 30, 2009.  A net well represents our percentage ownership of a gross well.  No wells have been permitted or drilled on any of our Big Snowy Joint Venture acreage in Montana.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30,
	2010		2009
	Gross	Net	Gross	Net
North Dakota	2	0.16	0	0
Montana	0	0	0	0
Colorado	0	0	0	0
Total:	2	0.16	0	0

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2010 with the Three and Nine Months Ended September 30, 2009

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Revenues	$265,229	$—	$450,274	$—

Operating Expenses:
Production Expenses	$4,994	$	$5,690	—
Production Taxes	3,173	—	9,011	—
General and Administrative Expense	580,934	14,313	1,276,644	15,386
Depletion of Oil and Gas Properties	101,000	—	171,500	—
Depreciation and Amortization	732	—	2,197	—
Accretion of Discount on Asset Retirement Obligation	63	—	104	—
Total Operating Expenses	690,896	14,313	1,465,146	15,386

Loss From Operations	(425,667)	(14,313)	(1,014,872)	(15,386)

Other Income (Expense):	(68,363)	895	(795,156)	2,916

Loss Before Income Taxes	(494,030)	(13,418)	(1,810,028)	(12,470)

Provision for Income Taxes	16,319	—	48,930	—

Net Loss	$(510,340)	$(13,418)	$(1,858,958)	$(12,470)

During the three months ended September 30, 2010, we continued to acquire oil and gas properties, in the Williston Basin Bakken play.  As of September 30, 2010, we had acquired approximately 21,436 net mineral acres in the Williston Basin. 3,569 acres were acquired in the three months ended September 30, 2010.

We reported initial production on our first Bakken well in February 2010 and initial production on a second well in June 2010. As of September 30, 2010, we expect to participate in the drilling of approximately 20-25 gross oil wells in 2010, primarily in McKenzie, Mountrail and Williams Counties of North Dakota.

Revenues

We recognized $265,229 and $450,274 in revenues from sales of oil and natural gas for the three and nine months ended September 30, 2010, compared to $0 for the three and nine months ended September 30, 2009.  These increases in revenue are due primarily to our participation and initial production in our second Bakken well, which was completed in June 2010. We report our revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles. For the period ended September 30, 2010, we reported interest in the production from two gross wells, 0.16 net wells. The proved reserves related to these wells are not material and it was not practical to obtain the reserves for 0.16 net wells non-operating interest.

General and Administrative Expense

We recognized $580,934 and $1,276,644 in General and Administrative Expense for the three and nine months ended September 30, 2010 compared to $14,313 and $15,386 for the three and nine months ended September 30, 2009.  This increase resulted from $197,137 and $661,719 of share-based compensation for the three and nine months ended September 30, 2010, compared to $0 for the three and nine months ended September 30, 2009, relocation of the corporate headquarters to Billings, Montana, increased acquisition activity outside of the joint venture agreements, depletion of oil and gas properties, expenses associated with the Merger on April 16, 2010 and the addition of a salaried officer.

Depreciation Expense

We recognized $732 and $2,197 in depreciation expense for the three and nine months ended September 30, 2010, compared to $0 for the three and nine months ended September 30, 2009.  This increase resulted from depreciation of property acquired in December 2009.

Net loss

We had a net loss of $510,340 and $1,858,958 (representing ($0.01) and ($0.05) per share, respectively) for the three and nine months ended September 30, 2010, compared to net loss of $13,418 and $12,470 for the three and nine months ended September 30, 2009.  Total operating expenses were $690,896 and $1,465,146 for the three and nine months ended September 30, 2010, compared to operating expenses of $14,313 and $15,386 for the three and nine months ended September 30, 2009.  This increase in expenses resulted from $197,137 and $661,719 of share-based compensation for the three and nine months ended September 30, 2010, compared to $0 for the three and nine months ended September 30, 2009, relocation of the corporate headquarters to Billings, Montana, increased acquisition activity outside of the joint venture agreements, depletion of oil and gas properties, the merger on April 16, 2010 and the addition of a salaried officer.

Liquidity and Capital Resources

Senior Secured Note Offering

On September 22, 2010, we received aggregate commitments for a $15,000,000 loan in the form of 12.00% Senior Secured Promissory Notes provided by certain accredited investors for the purpose of financing future drilling and development activities.  Proceeds from the Notes will be used primarily to fund developmental drilling on our significant acreage positions targeting the Denver-Julesberg Basin Niobrara formation through our joint venture with Slawson Exploration and the Williston Basin Bakken/Three Forks.

The Loan bears interest at the rate of 12.00% per annum and is payable monthly beginning on October 1, 2010.  All principal will be due and payable on the ultimate maturity date of the Loan.

Pursuant to the Loan, the Investors will also have a first priority security interest on all of our assets, on a pari passu basis with each other.

The Notes mature one year from their date of issuance, with an optional one-year extended term and will be subject to the usual and customary financial covenants.  In order to enter the extension term, the Company is required to pay an extension payment equal to two percent (2%) of the principal amount.

We may pre-pay the Notes at a price of one hundred two percent (102%) of face value during the initial twelve months, and may pre-pay the Notes at any time without penalty during the extended term.

The Notes yielded cash proceeds of $14,775,000 net of fees.  We paid a success fee equal to one percent (1.0%) of the proceeds raised from the Loan to unrelated finders.

Cash and Cash Equivalents

Our total cash resources, excluding short-term investments, as of September 30, 2010 were $13,939,894, compared to $691,263 as of December 31, 2009. The increase in cash balance was primarily attributable to the Merger on April 16, 2010 described in Note 15 in the footnotes to the financial statements and the senior secured note offering on September 22, 2010 described in Note 9 in the footnotes of the financial statements.

Net Cash Provided by (Used In) Operating Activities

Net cash provided by (used in) operating activities was $3,688 and $(1,095,753) for the three and nine months ended September 30, 2010 compared to $(99,949) and $(99,001) for the three and nine months ended September 30, 2009.  The net cash used in operating activities makes up a portion of our net loss during the three and nine months ended September 30, 2010.

Net Cash Used In Investment Activities

Net cash provided by (used in) investment activities was $(13,234,207) and $(1,234,736) for the three and nine months ended September 30, 2010 compared to $(929,495) and $(1,759,864) for the three and nine months ended September 30, 2009.  Cash provided by investing activities is primarily attributable to cash received from the merger described in Note 15 in the footnotes to the financial statements.  Cash used in investment activities is primarily attributable to the purchase of oil and gas properties in the Williston and Denver-Julesberg Basins, as well as the increase of prepaid drilling costs paid during the quarter.

Net Cash Provided by Financing Activities

Net cash provided by (used in) financing activities was $14,775,000 and $15,579,120 for the three and nine months ended September 30, 2010 compared to $1,830,498 and $2,518,998 for the three and nine months ended

September 30, 2009.  Net cash provided by financing activities is primarily attributable to proceeds from the issuance of senior secured promissory notes described in Note 9 in the footnotes to the financial statements.

Adequacy of Capital Resources

With the addition of capital achieved through the issuance of senior secured notes, we believe we have sufficient capital to meet our drilling commitments and expected general and administrative expenses through approximately the second quarter of 2011. Any strategic acquisition of assets may require us to access the capital markets.  We may also choose to access the equity capital markets to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any appropriately priced sales that may occur.  However, additional capital may not be available to us on favorable terms or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial conditions and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  On an ongoing basis, we evaluate these estimates and judgments, including those described below.  We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results and experiences may differ materially from these estimates.

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

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales for the period ended September 30, 2010 and for the years ended December 31, 2009 and 2008.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs under FASB ASC 410-20-25 (Prior authoritative literature:, FASB Statement 143, Accounting for Asset Retirement Obligations) will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. As of September 30, 2010, we included $8,280 of costs related to top lease impairment which costs are subject to the depletion calculation.

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

Joint Ventures

Our financial statements as of and for the periods ended September 30, 2010 and September 30, 2009 and as of December 31, 2009 include the accounts and the proportionate share of the assets, liabilities, and results of operations of the joint ventures in which we were involved.

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

We do not assume the obligation to update any forward-looking statement, other than as required by law.  One should carefully evaluate such statements in light of factors described in Voyager’s filings with the SEC, including the section titled “Risk Factors” in its most recent Annual Report on Form 10-K, as specifically updated in our current report on Form 8-K as filed on April 22, 2010, as amended July 1, 2010 and as further updated in our subsequent periodic reports.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 23, 2010, plaintiff Donald Rensch filed a three count shareholder derivative action in the United States District Court for the District of Minnesota against nominal defendant Northern Oil & Gas, Inc. (“Northern”), certain officers and directors of Northern, James Randall Reger, Weldon Gilbertson and J.R. Reger (all current or former officers of Voyager), and Voyager.  Count I of the complaint alleges breach of fiduciary duty of loyalty and usurpation of corporate opportunities by certain of Northern’s officers and directors;  Count II asserts allegations against James Randall Reger, Weldon Gilbertson, and J.R Reger of aiding and abetting officers of Northern in breaching their fiduciary duties and usurpation of Northern’s corporate opportunities in connection with the formation, capitalization, and operation of Plains Energy/Voyager.  Count III asserts a claim against Voyager for tortious interference with a prospective business relationship.  The plaintiff seeks injunctive relief and damages, including imposing on Voyager and all of its assets a constructive trust for the benefit of Northern.  We believe that each of the above claims lacks merit and we intend to strongly defend ourselves and each of our current or former officers in connection with this lawsuit.  We filed a Motion to Dismiss the lawsuit in the United States District Court for the District of Minnesota on September 23, 2010.  We have been informed that a hearing on our Motion to Dismiss will be held on January 20, 2011.

The Company is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  The Company’s management believes that all such litigation matters are not likely to have a material adverse effect on its financial position, cash flows or results of operations.

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

Dated: November 15, 2010	VOYAGER OIL & GAS, INC.
Registrant

/s/ James Russell (J.R.) Reger
James Russell (J.R.) Reger
Chief Executive Officer (principal executive officer)

/s/ Mitchell R. Thompson
Mitchell R. Thompson
Chief Financial Officer (principal financial officer)