Form 10-K
period 2010-12-31
Voyager Oil & Gas, Inc.
filed 2011-03-14
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.—000-50848

VOYAGER OIL & GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0639000 (I.R.S. Employer Identification No.)

2812 1st Avenue N Suite 506 Billings, MT 59101
(Address of Principal Executive Offices) (Zip Code)

406-245-4902
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
 None
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

          The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sale price as reported by the over-the-counter bulletin board) was approximately $146,362,305.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          As of March 14, 2011, the registrant had 57,844,431 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement related to the registrant's 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

        From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as "estimate," "project," "predict," "believe," "expect," "anticipate," "target," "plan," "intend," "seek," "goal," "will," "should," "may" or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

        Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our company's operations, products, services and prices.

        We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in "Item 1A. Risk Factors" and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

        Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the "SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

VOYAGER OIL & GAS, INC.

VOYAGER OIL & GAS, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.    Business

Overview

        Voyager Oil & Gas, Inc. ("Voyager," "we," "us," or "our") is a Delaware corporation formed for the purpose of providing capital investments for acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on scaleable, repeatable natural gas plays with established operators. Our business focuses on properties in Montana, North Dakota, Colorado and Wyoming. We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us. Our required capital commitment may grow if the opportunity presents itself and depending upon the results of initial testing and development activities.

        On April 16, 2010 ante4, Inc. ("ante4") completed the acquisition of Plains Energy Investments, Inc., a Nevada corporation (the "Company") pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Subsequent to the Merger, ante4 changed its name to Voyager Oil & Gas, Inc. Under the Merger Agreement, Plains Energy Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Voyager, merged with and into the Company, with the Company remaining as the surviving corporation and a wholly-owned subsidiary of Voyager (the "Merger"). Currently, Voyager is a holding company parent of the Company, and Voyager's business operations following the Merger are the same as ours.

Business

        Voyager's primary focus is to acquire high value leasehold interests specifically targeting oil shale resource prospects in the continental United States. We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us. We believe our competitive advantage is our ability to continue to acquire leases directly from the mineral owners through "organic leasing." Because of our size and maneuverability, we are able to deploy our land acquisition teams into specific areas based on the latest industry information. We generate revenue by and through the conversion of our leasehold into non-operated working interests in multiple Bakken, Three Forks, Niobrara and other oil shale wells. We believe our drilling participation, primarily on a heads-up basis proportionate to our working interest, will allow us to deliver high value with low cost.

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

        Voyager explores and produces oil and gas through a non-operated business model. We engage in the drilling process within operators' drilling units that include our acreage. As a non-operator, we rely on our operating partners to propose, permit and engage in the drilling process. Before a well is spud, the operator is required to provide all oil and gas interest owners in the designated well unit the opportunity to participate in the drilling costs and revenues of the well on a pro-rata basis. After the well is completed, our operating partners also transport, market and account for all production. It is our policy and goal to engage and participate on a heads-up basis in substantially all, if not all, wells proposed. This model provides us with diversification across operators and geologic areas. It also allows us to continue to add production at a low marginal cost and maintain general and administrative costs at minimal levels.

Reserves

        We completed our initial reservoir engineering calculations as of December 31, 2010. Our proved reserves increased during 2010 primarily as a result of initial drilling activity involving our acreage and our acquisition of acreage subject to specific drilling projects or included in permitted or drilling spacing units. We incurred approximately $3.9 million of capital expenditures for drilling activities during the year ended December 31, 2010, that directly contributed to the increase in our proved developed reserves. We also incurred $5.4 million of capital expenditures for drilling activities for exploratory wells and wells in progress at December 31, 2010. We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled within our acreage. We do not have any material amounts of proved undeveloped reserves that have remained undeveloped for five years or more.

SEC Pricing Proved Reserves(1)	Gross Wells	Net Wells	Crude Oil (barrels)	Natural Gas (cubic feet)	Total (BOE)(2)	Pre-Tax PV10% Value(3)
PDP Properties	7	0.7	94,783	35,573	100,712	$3,618,207
PDND Properties	—	—	—	—	—	—
PUD Properties	33	1	246,776	148,067	271,454	$1,157,199

Total Proved Properties:			341,559	183,640	372,166	$4,775,406

(1)
The SEC Pricing Proved Reserves table above values crude oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2010 assuming a constant realized price of $69.35 per barrel of crude oil and a constant realized price of $4.05 per Mcf of natural gas. The values presented in the table above were calculated by Hohn Engineering, PLLC.

(2)
BOE are computed based on a conversion ratio of one BOE for each barrel of crude oil and one BOE for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.

(3)
Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable standardized financial measure. Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting future income taxes. We believe Pre-tax PV10% is a useful measure for investors for evaluating the relative monetary significance of our crude oil and natural gas properties. We further believe investors may utilize our Pre-tax PV10% as a basis for comparison of the relative size and value of our reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. Our management uses this measure when assessing the potential return on investment related to our crude oil and natural gas properties and acquisitions. However, Pre-tax PV10% is not a substitute for the standardized measure of discounted future net cash flows. Our Pre-tax PV10% and the standardized measure of discounted future net cash flows do not purport to present the fair value of our crude oil and natural gas reserves. The pre-tax PV10% values of our Total Proved Properties in the tables above differ from the tables reconciling our pre-tax PV10% value on the following page of this Annual Report due to rounding differences in certain tables of the Hohn Engineering, PLLC reserve report.

        The table above assumes prices and costs discounted using an annual discount rate of 10% without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or federal income taxes. The "Pre-tax PV10%" values of our proved reserves presented in the foregoing table may be considered a non-GAAP financial measure as defined by the SEC.

        The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves to the standardized measure of discounted future net cash flows.

SEC Pricing Proved Reserves
Standardized Measure Reconciliation
Pre-tax Present Value of estimated future net revenues (Pre-tax PV10%)	$4,775,406
Future income taxes, discounted at 10%(1)	—

Standardized measure of discounted future net cash flows	$4,775,406

(1)
The Present Value of Estimated Future Net Revenues After Income Taxes, Discounted at 10%, is referred to as the "Standardized Measure." There is no tax effect in 2010 as the tax basis in properties and net operating loss exceeds the future undiscounted net cash flows. See Supplemental Oil and Gas Reserve Information (Unaudited) following our audited financial statements for the years ended December 31, 2010, 2009 and 2008.

        Uncertainties are inherent in estimating quantities of proved reserves, including many risk factors beyond our control. Reserve engineering is a subjective process of estimating subsurface accumulations of crude oil and natural gas that cannot be measured in an exact manner. As a result, estimates of proved reserves may vary depending upon the engineer valuing the reserves. Further, our actual realized price for our crude oil and natural gas is not likely to average the pricing parameters used to calculate our proved reserves. As such, the crude oil and natural gas quantities and the value of those commodities ultimately recovered from our properties will vary from reserve estimates.

Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used

        Preparation of our reserve report is outlined in our Sarbanes-Oxley Act Section 404 internal control procedures. Our procedures require that our reserve report be prepared by a third-party registered independent engineering firm at the end of every year based on information we provide to such engineer. We accumulate historical production data for our wells, calculate historical lease operating expenses and differentials, update working interests and net revenue interests, obtain updated authorizations for expenditure ("AFEs") from our operations department and obtain geological and geophysical information from operators. This data is forwarded to our third-party engineering firm for review and calculation. Our Chief Executive Officer provides a final review of our reserve report and the assumptions relied upon in such report.

        We have utilized Hohn Engineering, PLLC ("Hohn Engineering"), an independent reservoir engineering firm, as our third-party engineering firm for the preparation of our initial December 31, 2010 reserve report. The selection of our independent reservoir engineering firm will be approved going forward on an annual basis. Hohn Engineering is a professional reservoir-evaluation consulting firms and evaluates crude oil and natural gas properties and independently certifies petroleum reserves quantities for several clients, and has substantial experience calculating the reserves of various other companies with operations targeting the Bakken Three Forks/Sanish formations and several other shallow gas plays of the Northern Rockies. As such, we believe Hohn Engineering has sufficient experience to appropriately determine our reserves. Hohn Engineering utilizes proprietary technology, systems and data to calculate our reserves commensurate with this experience.

        The proved reserves tables above summarize our estimated proved reserves as of December 31, 2010, based upon reports prepared by Hohn Engineering. The reports of our estimated proved reserves in their entirety are based on the information we provide to them. Hohn Engineering is a Registered Engineering Firm in the state of Montana (License #4303PE). Our primary contact at Hohn Engineering is Thomas Hohn, P.E., (Owner and Manager) a registered professional engineer who has been active in Northern Rocky Mountain region since the late 1980's. He graduated from Montana College of Mineral Science and Technology in Butte, Montana with a Bachelor of Science degree in Petroleum Engineering in 1974, and his career includes four years with Unocal in Southern California offshore and onshore operations, six years with Petro Lewis Corp in all phases of engineering and operations management throughout the domestic industry. Mr. Hohn has been an independent consulting petroleum engineer since 1984, and has extensive experience in property evaluation and reservoir engineering. Over the last fifteen years he has worked extensively in the shallow gas plays of the Northern Rockies, and has personally drilled and/or completed in excess of 600 shallow gas wells. His extensive and unique combination of experience in all phases of petroleum engineering, corporate management, and hands-on field operations make him one of the leading experts in Northern Rockies gas exploration and development. Thomas Hohn is licensed as a Professional Engineer in the States of Montana and North Dakota (License numbers: Montana 4303PE and North Dakota PE 5886).

        In accordance with applicable requirements of the SEC, estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation).

        The reserves set forth in the Hohn Engineering report for the properties are estimated by performance methods or analogy. In general, reserves attributable to producing wells and/or reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data. Reserves attributable to non-producing and undeveloped reserves included in our report are estimated by analogy.

        To estimate economically recoverable crude oil and natural gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future of production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which those reserves can be economically produced from a reservoir, determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, production taxes, recompletion and development costs and product prices are based on the SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

        The reserve data set forth in the Hohn Engineering report represents only estimates, and should not be construed as being exact quantities. They may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.

        Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values, including many factors beyond our control. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing crude oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. Our estimated net proved reserves, included in our SEC filings, have not been filed with or included in reports to any other federal agency. See "Item 1A. Risk Factors—Estimates of oil and natural gas reserves that we make may be inaccurate and actual revenues may be lower than financial projections."

        Additional discussion of our proved reserves is set forth under the heading "Supplemental Oil and Gas Information" to our financial statements included later in this report.

Production Methods

        We primarily engage in oil and gas exploration and production by participating on a "heads-up" basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage. We typically depend on drilling partners to propose, permit and initiate the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of oil, gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. In 2010, we participated in the drilling of all new wells that included any of our acreage. We will assess each drilling opportunity on a case-by-case basis going forward and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable oil and gas, expertise of the operator and completed well cost from each project, as well as other factors. At the present time we expect to participate pursuant to our working interest in substantially all, if not all, of the wells proposed to us.

        We do not manage our commodities marketing activities internally, but our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest. Our operating partners coordinate the transportation of our oil production from our wells to appropriate pipelines pursuant to arrangements that such partners negotiate and maintain with various parties purchasing the production. We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts. The price at which production is sold generally is tied to the spot market for crude oil. Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API oil and is readily accepted into the pipeline infrastructure. The differential reported to us by our producers during 2010 was $10.05 per barrel below New York Mercantile Exchange (NYMEX) pricing. This differential represents the imbedded transportation costs in moving the oil from wellhead to refinery.

Competition

        The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and gas exploration and production companies. Some of these companies have substantially greater resources than we have. Not only do they explore for and produce oil and natural gas, but many also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties.

        They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

        Our larger or integrated competitors may have the resources to be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to discover reserves and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive industry. In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for development prospects, because we have fewer financial and human resources than other companies in our industry. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Marketing and Customers

        The market for oil and natural gas that we produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

        Our oil production is expected to be sold at prices tied to the spot oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We rely on our operating partners to market and sell our production. Our operating partners involve a variety of exploration and production companies, from large publicly-traded companies to small, privately-owned companies.

Principal Agreements Affecting Our Ordinary Business

        We do not own any physical real estate, but, instead, our acreage is comprised of leasehold interests subject to the terms and provisions of lease agreements that provide our company the right to drill and maintain wells in specific geographic areas. All lease arrangements that comprise our acreage positions are established using industry-standard terms that have been established and used in the oil and gas industry for many years. Some of our leases may be acquired from other parties that obtained the original leasehold interest prior to our acquisition of the leasehold interest.

        In general, our lease agreements stipulate three to five year terms. Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and production established, the well is considered "held by production," meaning the lease continues as long as hydrocarbons are being produced. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. Given the current pace of drilling in the Bakken play at this time, we do not believe lease expiration issues will materially affect our acreage positions.

Governmental Regulation and Environmental Matters

        Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

        Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, North Dakota, Montana, Colorado and Wyoming require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

        Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

  •
  require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

  •
  limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

  •
  impose substantial liabilities for pollution resulting from our operations.

        The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines, injunctions, or both. In management's opinion, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.

        The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

        The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of ESA. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our company to significant expenses to modify our operations or could force our company to discontinue certain operations altogether.

Climate Change

        Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production. Many states and the federal government have enacted legislation directed at controlling greenhouse gas emissions, and future legislation and regulation could impose additional restrictions or requirements in connection with our drilling and production activities and favor use of alternative energy sources, which could increase operating costs and demand for oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

Employees

        We currently have three full time employees. Our Chief Executive Officer, J.R. Reger, and our Chief Financial Officer, Mitchell Thompson, are responsible for all material policy-making decisions. All employees have entered into written employment agreements. If drilling production activities continue to increase, we may hire additional technical or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and reservoir engineering. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

        Our executive offices are located at 2812 1st Ave. N, Suite 506 Billings, MT 59101. As of April 15, 2011 our office space will be moved to 2718 Montana Avenue Suite 220 Billings, MT 59101. The new space consists of 2,981 square feet leased pursuant to a three-year office lease agreement that will commence in April 2011. We believe the new office space will be sufficient to meet our needs for the foreseeable future.

Financial Information about Segments and Geographic Areas

        We focus on four separate and distinct natural resource plays in the Rocky Mountain Region of the United States. We have segregated each area for the developed and undeveloped acreage and productive and exploratory wells tables in Item 2 below. All of the Company's oil and natural gas properties and related operations are located onshore in the United States and management has determined that the Company has one reportable segment.

Available Information—Reports to Security Holders

        Our website address is www.voyageroil.com. We make available on this Website under "Investor Relations," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports for officers and directors, and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

        We have also posted to our website our Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter and our Code of Business Conduct and Ethics, in addition to all pertinent company contact information.

Item 1A.    Risk Factors

        You should carefully consider the risks, uncertainties and other factors described below. Any of the factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, of which we are not yet aware, or that we currently consider to be immaterial may also impair our business operations. You should also refer to the other information contained in and incorporated by reference into this report.

 Risks Related To Our Business

We are an early stage company. We may never attain profitability.

        The business of acquiring, exploring for, developing and producing hydrocarbon reserves is inherently risky. We have a limited operating history for you to consider in evaluating our business and prospects. Our operations are therefore subject to all of the risks inherent in acquiring, exploring for, developing and producing hydrocarbon reserves, particularly in light of our limited experience in undertaking such activities. We may never overcome these obstacles.

        Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential oil and natural gas reserves on terms that will be commercially viable for us.

Our lack of diversification will increase the risk of an investment in us and our financial condition and results of operations may deteriorate if we fail to diversify.

        Our business is focused on a limited number of properties in Montana, North Dakota, Colorado and Wyoming. We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us, which may be outside Montana, North Dakota, Colorado and Wyoming as well. We have committed and expect to continue to commit funds to joint ventures with Hancock Enterprises and other parties to acquire and develop acreage. Our required capital commitment may grow if the opportunity presents itself and depends upon the results of initial testing and development activities. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than if our business were more diversified enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

        Our ability to successfully acquire additional properties, to discover reserves, to participate in exploration opportunities and to identify and enter into commercial arrangements with customers depend on developing and maintaining close working relationships with industry participants, our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

        To further develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We have entered into a joint venture with Hancock Enterprises for the acreage acquisition phase of our business. Our ability to successfully operate that joint venture depends on a variety of factors, many of which will be entirely outside our control. We may not be able to establish this and other strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining rights to explore and develop oil and gas reserves and to market our production may impair our business.

        The oil and gas industry is highly competitive. Other oil and gas companies may seek to acquire oil and gas leases and other properties and services we intend to target with our investments. This competition is increasingly intense as prices of oil and natural gas on the commodities markets have risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors or in funding joint ventures with our prospective partners. Competitors include a variety of potential investors and larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

We may not be able to effectively manage our growth, which may harm our profitability.

        Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be able to:

  •
  meet our capital needs;

  •
  expand our systems effectively or efficiently or in a timely manner;

  •
  allocate our human resources optimally;

  •
  identify and hire qualified employees or retain valued employees; or

  •
  incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

        Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We have a small management team, and the loss of key individuals or the inability to attract suitably qualified staff could materially adversely impact our business.

        Our success depends on the ability of our management, employees and exploration partners to interpret market and geological data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, our key personnel may not continue their association or employment with us, or replacement personnel with comparable skills may not be found. If we are unable to attract and retain key personnel, our business may be adversely affected.

Our hedging activities could result in financial losses or could reduce our net income, which may adversely affect our business.

        In order to manage our exposure to price risks in the marketing of our oil and natural gas production, we may enter into oil and natural gas price hedging arrangements with respect to a portion of expected production that we fund.

        Such transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

  •
  production is less than expected;

  •
  there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or

  •
  the counterparties to our hedging agreements fail to perform under the contracts.

Risks Related To Our Industry

Our exploration for oil and gas is risky and may not be commercially successful, and the advanced technologies we use cannot eliminate exploration risk, which could impair our ability to generate revenues from our operations.

        Our future success will depend on the success of our exploration program. Oil and gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our ability to generate a return on our investments, revenues and our resulting financial performance are significantly affected by the prices we receive for oil and natural gas produced from wells on our acreage. Especially in recent years, the prices at which oil and natural gas trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

  •
  domestic and foreign demand for oil and natural gas by both refineries and end users;

  •
  the introduction of alternative forms of fuel to replace or compete with oil and natural gas;

  •
  domestic and foreign reserves and supply of oil and natural gas;

  •
  competitive measures implemented by our competitors and domestic and foreign governmental bodies;

  •
  weather conditions; and

  •
  domestic and foreign economic volatility and stability.

        A significant decrease in oil and natural gas prices could also adversely impact our ability to raise additional capital to pursue future drilling activities.

        Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

        Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. In addition, the use of three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths. We could incur losses as a result of expenditures on unsuccessful wells. If exploration costs exceed estimates, or if exploration efforts do not produce results which meet expectations, the exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

We may not be able to develop oil and gas reserves on an economically viable basis, and our reserves and production may decline as a result.

        If, together with our partners, we succeed in discovering oil and/or natural gas reserves, these reserves may not be capable of the production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves. Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we may develop and to effectively distribute our production.

        Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. We will not be able to eliminate these conditions completely in any case. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of oil and natural gas reserves that we make may be inaccurate and actual revenues may be lower than financial projections.

        We will make estimates of oil and natural gas reserves that we target, upon which we will base financial projections. We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of the reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. Economic factors beyond our control, such as interest rates, will also impact the value of our reserves. The process of estimating oil and natural gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, the reserve estimates will be inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from estimates. If actual production results vary substantially from reserve estimates, this could materially reduce revenues and result in the impairment of our oil and natural gas interests.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

        Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years, and we expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Prices may not remain at current levels. Decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Penalties we may incur could impair our business.

        Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Environmental risks may adversely affect our business.

        All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner in which we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Challenges to our properties may impact our financial condition.

        Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense. Title defects may exist in many of our oil and gas interests. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

        If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

        We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our exploration, development and production activities. We will be required to continually enhance and update our technology to maintain our efficacy and to avoid obsolescence. The costs of doing so may be substantial, and may be higher than the costs that we anticipated for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

Our acreage price assumptions may not be accurate.

        We use estimates for acreage prices. These numbers may not accurately represent the market. Actual acreage prices may be higher or lower by significant amounts. The market for acreage has traditionally been illiquid and non-transparent as well as volatile.

 Risks Related to Owning Voyager Common Stock

Voyager's Board of Directors' ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

        Voyager's authorized capital includes 20 million shares of undesignated preferred stock. Voyager's Board has the power to issue any or all of the shares of preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, Voyager is subject to provisions of the Delaware General Corporation Law regarding "business combinations." The Voyager Board may, in the future, consider adopting additional anti-takeover measures. The authority of Voyager's Board to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by Voyager, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of Voyager that are not approved by the Board. As a result, Voyager's stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Voyager does not expect to pay dividends in the foreseeable future.

        Voyager does not intend to declare dividends for the foreseeable future, as it anticipates that it will reinvest any future earnings in the development and growth of the Company's business. Therefore, stockholders of Voyager will not receive any funds unless they sell their common stock or warrants, and stockholders may be unable to sell their shares and warrants on favorable terms or at all.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Leasehold Properties

        As of December 31, 2010, Voyager controls approximately 140,000 net acres in the following five primary prospect areas:

  •
  24,000 core net acres targeting the Bakken/Three Forks in North Dakota and Montana;

  •
  14,200 net acres targeting the Niobrara formation in Colorado and Wyoming;

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

        We currently control approximately 9,200 net acres in Colorado targeting the Niobrara formation, the majority of which is extended to November 2011 through the commencement of drilling operations on approximately 6,700 net acres and extensions granted by the state of Colorado on approximately 2,500 net acres. Following the results of the three test wells, Voyager and Slawson allowed approximately 15,000 acres from the initial 24,000 acres of state leases in Weld County, Colorado to expire on November 15, 2010. As described in Note 2 in the footnotes to the financial statements, capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The results of the ceiling test based on the reserve report at December 31, 2010 resulted in an impairment charge of $1,377,188 for the year ended 2010.

        We control a 50% interest of approximately 5,000 net acres in Wyoming targeting the Niobrara formation, the majority of which expire in or subsequent to June 2011.

Williston Basin Bakken and Three Forks

        We currently control approximately 24,000 net acres in the Williston Basin. Since April 16, 2010, we have acquired approximately 18,000 net acres primarily in Williams and McKenzie Counties, North Dakota. We have also participated in eighteen Bakken and Three Forks oil wells, including six that are producing as of December 31, 2010. The remaining twelve are drilling or completing. We continue to lease prospective acreage using our competitive advantage targeting non-operated working interests in delineated areas of high quality production.

D-J Basin Niobrara

        We announced the Niobrara development program with Slawson Exploration on June 28, 2010. We are participating on a heads-up basis for a 50% working interest in Slawson's acreage position. Since that announcement, Slawson has commenced drilling operations on the Bushwacker #1-24H, Moonshine #1-36H and Outlaw #1-16H wells targeting the Niobrara formation. The wells comprise the set of test wells to be developed and completed in 2010 and the first quarter of fiscal 2011 and provide data for the development of up to 22 additional wells.

Tiger Ridge Gas

        We control approximately 67,000 net acres in and around the Tiger Ridge Gas Field in Montana. We are currently conducting 3-D seismic testing and have participated in the drilling of two wells with Devon Energy, both drilled and shut-in in 2010.

Heath Oil Shale

        We own 33,500 net acres targeting the Heath Oil Shale of Central Montana. We have begun to see substantial permitting activity and drilling in the area. The Heath Oil Shale is very similar to the Bakken and the play contains many of the same development partners.

Recent Acreage Acquisitions

        On March 10, 2010 the Company agreed to purchase all right, title and interests of South Fork Exploration, LLC ("SFE") in certain oil, gas and mineral leases totaling approximately 3,111 net mineral acres in McLean, Mountrail and Williams County, North Dakota and Sheridan County, Montana. Under the agreement, the Company paid SFE $1,374,375 cash and issued 2,234,600 unregistered shares of the Company's common stock. The transaction was contingent upon receipt of a fairness opinion from an independent party acceptable in form and substance to the Company confirming that the terms of the proposed transaction are fair and reasonable to the Company and its shareholders and executed assignments from SFE on a county-by-county basis. The Company closed the acquisition on March 30, 2010. SFE is wholly owned by J.R. Reger, Chief Executive Officer and stockholder of the Company.

        On March 15, 2010, the Company's Board of Directors approved a purchase agreement with Bakken Explorations ("BE"). Under the terms of the agreement, the Company agreed to pay BE $650 per net mineral acre as consideration for the assignment of leases covering an aggregate of 828 net acres, contingent upon the Company's successful conduction of its own examination of BE's title to the leases. The Company completed its examination of title and closed the transaction on April 14, 2010.

        On April 21, 2010 the Company's Board of Directors approved a purchase agreement to pay $500 per net mineral acre as consideration for the assignment of certain leases in Richland County, Montana. On May 14, 2010, the Company completed a closing with a total purchase price of $2,634,209 for approximately 5,268 net acres. On September 9, 2010, the Company completed an additional closing with a total purchase price of $1,505,184 for approximately 3,003 net acres.

        On May 6, 2010 the Company's Chairman approved the purchase of the assignment of certain leases in Williams County, North Dakota for $500 per net mineral acre with a total purchase price of $1,648,891 for approximately 3,297.78 net acres. The transactions were closed at various times during May 2010.

        On June 28, 2010, the Company entered into an exploration and development agreement with Slawson Exploration Company, Inc. ("Slawson") to develop Slawson's 48,000 net acres in the Denver-Julesberg Basin Niobrara Formation in Weld County, Colorado. Slawson commenced the continuous drilling program in early July 2010 with an initial series of three test wells completed in October 2010. Beginning in October 2010, Slawson commenced drilling operations on 15 spacing units and an additional 12 spacing units' leases which were granted extensions to November 2011 by the state of Colorado due to access restrictions. . Voyager purchased a 50% working interest in the approximately 48,000 acre block for $7.5 million and will participate on a heads-up basis on all wells drilled, as well as participate for its proportionate working interest in all additional acreage acquired in an Area of Mutual Interest consisting of Weld and Laramie Counties. Following the results of the three test wells, Voyager and Slawson allowed approximately 15,000 acres from the initial 34,000 acres of state leases in Weld County, Colorado to expire on November 15, 2010.

Acreage

        The following table summarizes our estimated gross and net developed and undeveloped acreage by state and resource play at December 31, 2010. Net acreage represents our percentage ownership of gross acreage.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota Bakken—Three Forks	1,711	306	55,862	12,100	57,573	12,406
Montana Bakken—Three Forks	—	—	21,174	11,208	21,175	11,208
Montana Heath Shale	—	—	92,402	33,562	92,402	33,562
Montana Natural Gas	—	—	139,732	67,384	139,732	67,384
Colorado Niobrara	640	320	18,336	8,869	18,976	9,189
Wyoming Niobrara	—	—	25,359	5,018	25,359	5,018

Total:	2,351	626	352,865	138,141	355,217	138,767

Undeveloped acreage

        The following table sets forth the number of gross and net undeveloped acres as of December 31, 2010 that will expire over the next three years and thereafter by project area unless production is established within the spacing units covering the acreage prior to the expiration dates:

	Expiring 2011		Expiring 2012		Expiring 2013
	Gross	Net	Gross	Net	Gross	Net
North Dakota Bakken—Three Forks	513	111	7,769	1,683	16,607	3,597
Montana Bakken—Three Forks	7	4	1,768	936	2,181	1,154
Montana Heath Shale	—	—	—	—	47,362	17,203
Montana Natural Gas	2,129	1,027	1,576	760	9,668	4,662
Colorado Niobrara	17,939	8,677	—	—	198	96
Wyoming Niobrara	20,753	4,107	2,674	529	843	167

Total	41,341	13,926	13,787	3,908	76,859	26,879

Production History

        The following table presents information about our produced oil and gas volumes year ended December 31, 2010. The table below does not provide any information for our fiscal year ended December 31, 2008 because we did not commence drilling activities until the fourth fiscal quarter of 2009 and did not receive payment or recognize revenue from crude oil or natural gas sales in 2009. As of December 31, 2010, we were selling oil and natural gas from a total of 7 gross wells, 6 of which are located within the Williston Basin and one is located with the Denver-Julesberg Basin. All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Year Ended December 31,
	2010	2009
Net Production:
Oil (Bbl)	13,198	—
Natural Gas (Mcf)	3,489	—
Barrel of Oil Equivalent (Boe)	13,780	—
Average Sales Prices:
Oil (per Bbl)	$70.26	$—
Natural Gas (per Mcf)	$4.44	$—
Average Production Costs:
Oil (per Bbl)	$9.87	$—
Natural Gas (per Mcf)	$0.21	$—
Barrel of Oil Equivalent (BOE)	$9.51	$—

Depletion of oil and natural gas properties

        Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses during 2010.

	Year Ended December 31,
	2010	2009
Depletion of oil and natural gas properties	$547,844	$—

Productive Oil Wells

        The following table summarizes gross and net productive oil wells by state at December 31, 2010 and December 31, 2009. A net well represents our fractional working ownership interest of a gross well. No wells have been permitted or drilled on any of our Big Snowy Joint Venture acreage in Montana. The following table also does not include wells that were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31,
	2010		2009
	Gross	Net	Gross	Net
North Dakota Bakken—Three Forks	6	0.24	0	0
Montana Bakken—Three Forks	0	0	0	0
Montana Heath Shale	0	0	0	0
Montana Natural Gas	0	0	0	0
Colorado Niobrara	1	0.50	0	0
Wyoming Niobrara	0	0	0	0

Total:	7	0.74	0	0

Exploratory Oil Wells

        Voyager is participating with a 50% working interest in exploratory oil wells in the Denver-Julesberg Basin of Colorado with drilling partner Slawson Exploration, Inc. As of December 31, 2010, three wells had been drilled. One of the wells was producing and included in the productive oil well table. The other two wells were in various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	December 31,
	2010		2009
	Gross	Net	Gross	Net
North Dakota Bakken—Three Forks	0	0	0	0
Montana Bakken—Three Forks	0	0	0	0
Montana Heath Shale	0	0	0	0
Montana Natural Gas	0	0	0	0
Colorado Niobrara	2	1.00	0	0
Wyoming Niobrara	0	0	0	0

Total:	2	1.00	0	0

Research and Development

        We do not anticipate performing any significant product research and development under our plan of operation.

Reserves

        We completed our most recent reservoir engineering calculation as of December 31, 2010. Tables summarizing the results of our most recent reserve report are included under the heading "Business—Reserves" in Item 1 of this report. A complete discussion of our proved reserves is set forth in "Supplemental Oil and Gas Information" to our financial statements included later in this report.

Delivery Commitments

        We do not currently have any delivery commitments for product obtained from our wells.

Item 3.    Legal Proceedings

        On August 23, 2010, plaintiff Donald Rensch filed a three count shareholder derivative action in the United States District Court for the District of Minnesota against nominal defendant Northern Oil & Gas, Inc. ("Northern"), certain officers and directors of Northern, James Randall Reger, Weldon Gilbertson and J.R. Reger (all current or former officers of Voyager), and Voyager. Count I of the complaint alleges breach of fiduciary duty of loyalty and usurpation of corporate opportunities by certain of Northern's officers and directors. Count II asserts allegations against James Randall Reger, Weldon Gilbertson, and J.R Reger of aiding and abetting officers of Northern in breaching their fiduciary duties and usurpation of Northern's corporate opportunities in connection with the formation, capitalization, and operation of Plains Energy/Voyager. Count III asserts a claim against Voyager for tortious interference with a prospective business relationship. The plaintiff seeks injunctive relief and damages, including imposing on Voyager and all of its assets a constructive trust for the benefit of Northern. We believe that each of the above claims lacks merit and we intend to strongly defend ourselves and each of our current or former officers in connection with this lawsuit. We filed a Motion to Dismiss the lawsuit in the United States District Court for the District of Minnesota on September 23, 2010. A hearing on our Motion was heard on February 23, 2011. The Judge has taken our Motion under advisement.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        From December 29, 2009 until March 1, 2011, Voyager's common stock was listed for trading on the over-the-counter bulletin board under the symbol "VYOG.OB." Prior to December 29, 2009, Voyager's common stock was traded on the Nasdaq Global Market under the symbol "WPTE."

        Voyager's common stock is listed for trading on the NYSE Amex stock exchange under the symbol "VOG."

        The high and low sales prices per share of Voyager's common stock for each quarterly period within the two most recent fiscal years are indicated below, as well as Voyager's current fiscal quarter through March 14, 2011, as reported on the NYSE Amex, the Nasdaq Global Market and over-the-counter bulletin board, as appropriate:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011
High	$6.10
Low	$4.31
Year Ended December 31, 2010
High	$1.22	$4.28	$4.40	$5.40
Low	$0.90	$1.18	$3.35	$3.07
Year Ended December 31, 2009
High	$0.55	$1.43	$1.87	$1.26
Low	$0.26	$0.56	$0.90	$0.95

Holders

        As of March 14, 2011, we had 57,844,431 shares outstanding of our common stock, held by approximately 405 shareholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Voyager Dividend Policy

        Voyager has never paid a cash dividend, and the current policy of the Board of Directors is to retain any earnings to provide for the growth of Voyager. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend on such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by Voyager's Board of Directors.

Item 6.    Selected Financial Data

        The financial statement information set forth below is derived from our balance sheets as of December 31, 2010, 2009, and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2010, 2009, and for the period from inception April 18, 2008 through December 31, 2008 included at page F-1 in this report.

	Year Ended December 31, 2010	Year Ended December 31, 2009,	From Inception on April 18, 2008 through December 31, 2008
Statements of Income Information:
Revenues
Oil and Gas Sales	$942,840	$—	—
Total Revenues	$942,840	$—	—

Operating Expenses
Production Expenses	$26,686	$—	—
Production Taxes	102,743	—	—
General and Administrative Expense	1,778,161	2,308,199	$3,559
Depletion of Oil and Gas Properties	547,844	—	—
Impairment of Oil and Gas Properties	1,377,188	—	—
Depreciation and Amortization	2,929	30	—
Accretion of Discount on Asset Retirement Obligations	358	—	—

Total Expenses	$3,835,909	$2,308,229	$3,559

Loss from Operations	$(2,893,069)	$(2,308,229)	$(3,559)
Other Income (Expense)	(1,310,260)	31,037	26,757

Income (Loss) Before Income Taxes	$(4,203,329)	$(2,277,192)	$23,198
Income Tax Provision (Benefit)	65,240	—	6,464

Net Income (Loss)	$(4,268,569)	$(2,227,192)	$16,734

Net Income (Loss) Per Common Share—Basic and Diluted	(0.11)	(0.14)	0.00

Weighted Average Shares Outstanding—Basic and Diluted	38,038,591	15,768,998	13,520,993

Balance Sheet Information:
Total Assets	$48,495,426	$5,469,149	$2,647,798
Total Liabilities	$15,764,080	$36,545	$4,000
Stockholder's Equity (Deficit)	$32,720,824	$5,432,604	$2,643,798
Statement of Cashflow Information:
Net cash provided by (used for) operating activities	$(1,165,635)	$(25,161)	$23,198
Net cash provided by (used for) investing activities	$(3,745,202)	$(3,876,471)	$(872,375)
Net cash provided by (used for) financing activities	$15,578,094	$2,817,472	$2,624,600

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the "Selected Financial Data" in Item 6 and the Financial Statements and Accompanying Notes appearing elsewhere in this report. A discussion of our past financial results before April 16, 2010 is not pertinent to the business plan of our company on a going forward basis, due to the change in our business which occurred upon consummation of the merger on April 16, 2010.

Overview and Outlook

        We are an oil and gas exploration and production company. Our properties are located in Montana, North Dakota, Colorado and Wyoming. Our corporate strategy is to build shareholder value through the development and acquisition of oil and gas assets that exhibit economically producible hydrocarbons.

        As of March 14, 2011, we controlled the rights to mineral leases covering approximately 140,000 net acres of land. Our goal is to continue to explore for and develop hydrocarbons within the mineral leases we control as well as continue to expand our acreage position should opportunities present themselves. In order to accomplish our objectives we will need to achieve the following;

  •
  Continue to develop our substantial inventory of high quality core Bakken acreage with results consistent with those to-date;

  •
  Retain and attract talented personnel;

  •
  Continue to be a low-cost producer of hydrocarbons; and

  •
  Continue to manage our financial obligations to access the appropriate capital needed to develop our position of primarily undrilled acreage.

        The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Year End December 31,
	2010	2009	2008
Net Production:
Oil (Bbl)	13,198	—	—
Natural Gas (Mcf)	3,489	—	—
Net Sales:
Oil Sales	$927,339	$—	$—
Natural Gas	15,501	—	—
Total Revenues	$942,840	$—	$—
Average Sales Prices:
Oil (per Bbl)	$70.26	$—	$—
Natural Gas (per Mcf)	$4.44	$—	$—
Operating Expenses:
Production Expenses	$26,686	$—	$—
Production Taxes	$102,743	$—	$—
General and Administrative Expense (Including Share Based Compensation)	$1,778,161	$—	$—
Depletion of Oil and Gas Properties	$547,844	$—	$—

Results of Operations for the periods ended December 31, 2009 and December 31, 2010.

        In 2009, we were still considered a development stage company and recognized no revenue. During 2010 we significantly increased our lease acquisition and drilling activities and generated revenue for the fiscal year. As of December 31, 2010, we were producing from or drilling on approximately three percent of our total drillable acreage inventory (assuming one well per 1,280-acre spacing unit) targeting the Bakken and Three Forks formations in North Dakota and Montana. As of March 14, 2011, we had increased to approximately seven percent of our total drillable acreage inventory. As of December 31, 2010, we were producing from or drilling on approximately seven percent of our total drillable acreage inventory (assuming one well per 640-acre spacing unit) targeting the Niobrara formation in Colorado and Wyoming. As of March 14, 2011, we had increased to approximately 11 percent. We expect to continue to add volumes of production on a quarter-over-quarter basis going forward into the foreseeable future.

        As of December 31, 2010, we had established production from 7 gross (0.74 net) wells in which we hold working interests. Our production at December 31, 2010 approximated 120 barrels of oil per day.

        We drilled with a 100% success rate in 2010 with 18 Bakken and Three Forks wells completed or completing. We also had one successful Niobrara discovery at December 31, 2010. As of March 1, 2011, we expect to participate in the drilling of approximately 80 gross (6.0 net) Bakken/Three Forks wells in 2011 and 12 gross (6.0 net) Niobrara wells.

        Our revenues, costs and net loss increased in 2010 compared to 2009 as we continued our development plans and significantly increased our production. Revenues for the year ended December 31, 2010 were $942,840, compared to $-0- for the year ended December 31, 2009 due to increases in production and growing from a development stage company.

        Total operating expenses (including production expenses, production taxes, general and administrative expenses, depletion expenses, impairment expenses, depreciation and amortization expenses) for the year ended December 31, 2010 were $3,835,909 and $2,308,229 for the year ended December 31, 2009. Of this amount in 2010, approximately $1,377,188 consisted of an impairment expense relating to the ceiling test discussed in Note 3 of the financial statements. $901,731 consisted of shared based compensation expense related to restricted stock, stock warrants and stock options and an additional $547,844 consisted of non-cash depletion expenses. Share based compensation for the year ended December 31, 2009 was $2,224,503. No impairment or depletion expenses were recognized for the year ended December 31, 2009.

        We had net loss of $(4,268,569) (representing approximately $(0.11) per basic share) for the year ended December 31, 2010 compared to net loss of $(2,277,192) (representing approximately $(0.14) per basic share) for the year ended December 31, 2009.

Results of Operations for the periods ended December 31, 2008 and December 31, 2009.

        In 2008 and 2009, we were considered a development stage company and recognized no revenue or production expenses.

        Total operating expenses for the year ended December 31, 2009 were $2,308,229 for the year ended December 31, 2009 and $3,559 for the period from inception April 18, 2008 to December 31, 2008. Of this amount in 2009, approximately $2,224,503 consisted of shared based compensation expense related to restricted stock and stock warrants. Share based compensation was recognized for the period from inception April 18, 2008 to December 31, 2008. No depletion expenses were recognized for the year ended December 31, 2009 and the period from inception April 18, 2008 to December 31, 2008.

        We had net loss of $(2,277,192) (representing approximately $(0.14) per basic share for the year ended December 31, 2009 compared to net income of $16,734 (representing approximately $0.00 per basic share) for the period from inception April 18, 2008 to December 31, 2008.

Operation Plan

        We expect to drill approximately 6 net Bakken/Three Forks wells and 6 net Niobrara wells in 2011 with drilling capital expenditures approximating $60.0 million. We currently expect to drill wells during 2011 at an average completed cost of $7.0 million per Bakken/Three Fork well and $3.0 million per Niobara well. Based on evolving conditions in the field, we expect to deploy approximately $10 million towards further strategic acreage acquisitions during 2011. We expect to fund all 2011 commitments using cash-on-hand, which includes proceeds from our February 2011 private placement, cash flow from operations and the establishment of a credit facility.

        Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of oil and gas; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding, or a credit facility on acceptable terms to meet our needs, if necessary.

Liquidity and Capital Resources

        Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock and by short term borrowings. In the future, we anticipate we will be able to provide the necessary liquidity by the revenues generated from the sales of our oil and gas reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

        The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010.

Current Assets	$12,568,524
Current Liabilities	$15,764,080
Working Capital	$(3,235,556)

Equity Offerings

        On February 8, 2011, the Company completed a private placement to accredited investors of 12,500,000 shares of common stock. The net proceeds from this sale of common stock were approximately $46.6 million after deducting underwriters discounts and estimated offering expenses. The Company also issued 6,250,000 of warrants to subscribers of the private placement concurrently with the sale of shares. The warrants have an exercise price of $7.10, and a five year term from the date of the closing. The proceeds will be used to pursue acquisition opportunities, develop our accelerated drilling program in the Williston and Denver-Julesberg Basins and other working capital purposes. Canaccord Genuity Inc. acted as lead placement agent in the offering.

Satisfaction of Our Cash Obligations for the Next 12 Months

        With the addition of equity capital subsequent to the year ended December 31, 2010, we believe we have sufficient capital to meet our drilling commitments and expected general and administrative expenses for the next twelve months at a minimum. Nonetheless, any strategic acquisition of assets may require us to access the capital markets at some point in 2011. We may also choose to access the equity capital markets rather than a debt instrument to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions. We will evaluate any potential opportunities for acquisitions as they arise. Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any appropriately priced sales that may occur. However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

        Over the next 24 months it is possible that our existing capital, the debt instruments and anticipated funds from operations may not be sufficient to sustain continued acreage acquisition. Consequently, we may seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

        Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Effects of Inflation and Pricing

        The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

Contractual Obligations and Commitments

        As of December 31, 2010, our $15 million in senior secured promissory notes are our only material short-term debt obligations. We have no other material capital lease obligations, operating lease obligations or purchase obligations requiring future payments other than our office lease that expires on April 1, 2014. The following table illustrates our contractual obligations as of December 31, 2010.

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Senior Secured Promissory Notes(1)	$15,000,000	$15,000,000	$—	$—	$—
Office Lease(2)	$123,168	$258,200	$100,074	$—	$—
Automobile Leases(3)	$56,876	$20,074	$36,802	$—	$—

	$15,180,044	$15,043,168	$136,876	$—	$—

(1)
In September 2010, the Company completed the closing on the issuance of $15 million principal amount of 12% senior secured promissory notes ("Loans") for the purpose of financing future drilling and development activities. The Loans bear interest at the rate of 12% per annum, with interest payable monthly beginning October 1, 2010. The Loans are secured by a first priority security interest on all of the Company's assets, on a pari passu basis with each other. The Loans mature one year from the date of issuance. The Company has the option to extend the term one year. In order to enter the extension term, the Company is required to pay an extension payment equal to two percent (2%) of the principal amount. The Company may pre-pay the Loans at a price of one hundred two percent (102%) of face value during the initial twelve months, and may pre-pay the Loans at anytime without penalty during the extended term. The current balance on the Loans net of unamortized discount as of December 31, 2010 was $14,836,644.

(2)
The Company retained an obligation on an office lease relating to pre-merger operations at 5700 Wilshire Blvd Los Angeles, CA 90036. A portion of the space is subleased to a tenant. The reported obligation is net of sublease receipts, and expires on June 30, 2011. The Company's new office lease at 2718 Montana Avenue Suite 220 Billings, MT 59101 will commence on April 1, 2011 and continues for a period of three years.

(3)
In November 2010, we entered into automobile leases for vehicles utilized by two of our employees, which expire in November 2013.

Product Research and Development

        We do not anticipate performing any significant product research and development given our current plan of operation.

Expected Purchase or Sale of Any Significant Equipment

        We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Critical Accounting Policies

Revenue Recognition and Gas Balancing

        The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of December 31, 2010, the Company's natural gas production was in balance, i.e., its cumulative portion of gas production taken and sold from wells in which we have an interest equaled the Company's entitled interest in gas production from those wells.

Full Cost Method

        The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.

        Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. As of December 31, 2010, the Company has no property sales.

        Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs, asset retirement costs under FASB ASC 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. As of December 31, 2010, the Company included $8,280 of costs related to top lease impairment which costs are subject to the depletion calculation.

        Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the 12-month average price of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the Balance Sheet. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. The results of the ceiling test based on the reserve report at December 31, 2010 resulted in an impairment charge of $1,377,188 for the year ended 2010.

Joint Ventures

        The financial statements as of December 31, 2010, 2009, and 2008 include the accounts of the Company and its proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

        Note 2 to the Financial Statements and Accompanying Notes appearing elsewhere in this report describe various accounting policies critical to an understanding of our financial condition.

Stock-Based Compensation

        The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55. The Company recognizes stock-based compensation expense in the consolidated financial statements over the vesting period of equity-classified employee stock-based compensation awards based on the grant date fair value of the awards, net of estimated forfeitures. For options and warrants the Company uses the Black-Scholes option valuation model to calculate the fair value of stock based compensation awards at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. For the stock options and warrants granted in 2010 and 2009 the Company used a variety of comparable and peer companies to determine the expected volatility input based on the expected term of the options. The Company believes the use of peer company data fairly represents the expected volatility we would experience if we were in the oil and gas industry over the expected term of the options. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. Changes in these assumptions can materially affect the fair value estimate.

Off-Balance Sheet Arrangements

        We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

        The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue during 2010 generally would have increased or decreased along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

Interest Rate Risk

        We currently have no exposure to risks associated with fluctuating interest rates. Accordingly, we do not believe that changes in interest rates will have a material effect on our liquidity, financial condition or results of operations.

Item 8.    Financial Statements and Supplementary Data

        Our Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

        As of December 31, 2010, our management, consisting of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, consisting of our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2010.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework." Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria. There have been no changes in internal control over financial reporting since December 31, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Mantyla McReynolds LLC, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Voyager Oil & Gas, Inc.:

        We have audited Voyager Oil & Gas, Inc.'s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Voyager Oil & Gas, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2010 and 2009 and for the period from April 18, 2008 through December 31, 2008, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds LLC
Salt Lake City, Utah
March 14, 2011

Item 9B.    Other Information

        None.

PART III

        We are incorporating by reference information in Items 10 through 14 below from the definitive proxy statement for our 2011 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2010.

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

        Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this annual report. The following are our executive officers as of March 14, 2011.

Name	Age	Positions
James Russell ("J.R.") Reger	36	Director, Chief Executive Officer and Secretary
Mitchell R. Thompson	30	Director, Chief Financial Officer and Treasurer

        James Russell (J.R.) Reger was the Chief Executive Officer of Plains Energy Investments, Inc. since December 31, 2009 and has been our Chief Executive Officer and a director since the merger on April 16, 2010. From May 2004 to July 2006, Mr. Reger developed leaseholds as a Principal of Reger Oil, LLC based in Billings, Montana. From August 2006 to December 31, 2009, Mr. Reger was the President of South Fork Exploration, a mineral leasing company in Billings, Montana with experience and interests in Montana and North Dakota. Mr. Reger holds a B.A. in Finance from Baylor University in Waco, Texas.

        Mitchell R. Thompson was the Chief Financial Officer of Plains Energy Investments, Inc. since December 1, 2009 and has been our Chief Financial Officer since the merger on April 16, 2010 and a director since January 7, 2011. From November 2008 to December 1, 2009, Mr. Thompson was with Anderson ZurMuehlen & Co. in Billings, Montana where he was an assurance manager. From September 2004 to November 2008, Mr. Thompson held positions as a senior associate with Grant Thornton in Minneapolis. He has been a licensed CPA since 2006 and holds a B.S. and Master's in Accounting from Montana State University.

        The remaining information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2010.

        We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy is available on our website at www.voyageroil.com. We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics pursuant to the rules of the SEC and NYSE Amex stock exchange.

Item 11.    Executive Compensation

Summary Compensation Table for Voyager

        The following table provides information regarding the compensation earned during fiscal 2010 and fiscal 2009 by the named executive officers of the Company. Aside from Mr. Lipscomb, no executive officer of Voyager earned more than $100,000 in total compensation for fiscal 2010.

Name and Principal Position	Year	Salary		Bonus	Stock Awards(1)		Option Awards(2)		Total
Steven Lipscomb	2010	$51,923	(3)	—	—		298,364	(4)	$350,287
Former Chief Executive Officer, President and Secretary	2009	$300,000		$—	$612,384	(5)	$471,563	(6)	$1,383,947
James Russell (J.R.) Reger Chief Executive Officer	2009	$—		$—	$510,000	(7)	$806,649	(8)	$1,316,649
Mitchell R. Thompson	2010	$70,000		$—	$—		$—		$70,000
Chief Financial Officer	2009	$—		$5,833	$76,500	(9)	$159,513	(10)	$241,846

(1)
All calculations in this table reflect a 3-for-1 stock split which occurred on January 25, 2010.

(2)
Amounts calculated based on the fair value of options granted in each such year, utilizing the provisions of FASB ASC Topic 718.

(3)
The amounts represent severance payments to Mr. Lipscomb in conjunction with the merger on April 16, 2010.

(4)
Mr. Lipscomb resigned from his positions with Voyager in conjunction with the merger with the Company on April 16, 2010. Amounts represent payment for the January 3 through April 16, 2010 period.

(5)
Mr. Lipscomb exchanged 600,000 fully vested stock options with an exercise price of $8.00 that were issued on August 9, 2004 for 500,000 options with an exercise price of $0.49. In accordance with FASB ASC Topic 718, the 2009 amount includes the incremental fair value of the repriced award.

(6)
This amount represents a bonus payment made to Mr. Lipscomb pursuant to an incentive arrangement approved by Voyager's Board resulting from a change in control of Voyager pursuant to the Peerless Transaction.

(7)
Mr. Reger received 600,000 shares of the Company's common stock as compensation in 2009, of which 450,000 shares are restricted shares subject to vesting requirements.

(8)
Mr. Reger received a warrant with a ten-year term on December 1, 2009, to purchase 1,500,000 shares of the Company's common stock. The warrant is subject to vesting requirements.

(9)
Mr. Thompson received 90,000 shares of the Company's common stock as compensation in 2009, all of such shares are restricted shares subjection vesting requirements.

(10)
Mr. Thompson received a warrant with a ten-year term on December 1, 2009, to purchase 300,000 shares of the Company's common stock. The warrant is subject to vesting requirements.

Voyager Outstanding Equity Awards at Fiscal Year End

        The following table sets forth certain information regarding equity awards granted to our named executive officers outstanding as of December 31, 2010:

	Option Awards					Stock awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price	Option Expiration Date		Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)
Steven Lipscomb	125,000	None	$0.49	1/20/2019	(1)	None		None
James Russell (J.R.) Reger	None	1,302,542	$0.98	12/31/2019	(2)	390,763	(3)	547,068
Mitchell R. Thompson	None	260,509	$0.98	12/1/2019	(4)	78,153	(5)	109,414

(1)
Granted February 20, 2009. In connection with the Merger, Voyager agreed that Mr. Lipscomb be given three years, instead of three months as was set forth in the Option Agreement, to exercise these options following the termination of his employment with Voyager.

(2)
Pursuant to an employment agreement, the Company granted Mr. Reger a warrant to acquire 500,000 shares of the Company's common stock on December 31, 2009, which was subsequently increased to 1,500,000 shares pursuant to the 3-for-1 stock split effected by the Company on January 25, 2010. Pursuant to the terms of the Merger, Voyager replaced the original warrant granted to Mr. Reger with a warrant to acquire 1,302,542 shares of Voyager common stock at an exercise price of $0.98 per share of common stock.

(3)
Pursuant to an employment agreement, the Company granted Mr. Reger 150,000 shares of the Company's common stock which were restricted on December 31, 2009. The number of shares was subsequently increased to 450,000 as a result of the 3-for-1 stock split effected by the Company on January 25, 2010. Pursuant to the terms of the Merger, Voyager replaced the original restricted stock agreement with Mr. Reger with a restricted stock agreement setting forth the rights and restrictions with respect to 390,763 shares of Voyager common stock.

(4)
Pursuant to an employment agreement, the Company granted Mr. Thompson a warrant to acquire 100,000 shares of the Company's common stock on December 1, 2009, which was subsequently increased to 300,000 shares pursuant to the 3-for-1 stock split effected by the Company on January 25, 2010. Pursuant to the terms of the Merger, Voyager replaced the original warrant granted to Mr. Thompson with a warrant to acquire 260,509 shares of Voyager common stock at an exercise price of $0.98 per share of common stock.

(5)
Pursuant to an employment agreement, the Company granted Mr. Thompson 30,000 shares of the Company's common stock which were restricted on December 11, 2009. The number of shares was subsequently increased to 90,000 as a result of the 3-for-1 stock split effected by the Company on January 25, 2010. Pursuant to the Merger, Voyager replaced the original restricted stock agreement with Mr. Thompson with a restricted stock agreement setting forth the rights and restrictions with respect to 78,153 shares of Voyager common stock.

Employment Agreements

        James Russell Reger was engaged to serve as the Chief Executive Officer of the Company pursuant to an employment agreement dated December 31, 2009. Pursuant to the employment agreement and in lieu of an annual salary, the Company granted Mr. Reger 600,000 shares of the Company's common stock. Pursuant to the Merger, the 600,000 shares of the Company's common stock were exchanged for 521,017 shares of Voyager common stock, 130,254 of which vested immediately, and 390,763 of which are subject to vesting restrictions. Additionally, the Company granted Mr. Reger a warrant to purchase 1,500,000 shares of the Company's common stock. Pursuant to the Merger, the warrant to purchase 1,500,000 shares of the Company's common stock were exchanged for a warrant to purchase 1,302,542 shares of Voyager common stock. As a result of the Merger, Voyager and Mr. Reger entered into an amended and restated employment agreement for Mr. Reger to serve as the Chief Executive Officer.

        Mitchell R. Thompson was engaged to serve as the Chief Financial Officer of the Company pursuant to an employment agreement dated December 1, 2009. Pursuant to the employment agreement, the Company paid Mr. Thompson an annual salary of $70,000 and Mr. Thompson was eligible to receive bonuses as determined by the Board of Directors of the Company. Pursuant to the employment agreement, the Company granted Mr. Thompson 90,000 shares of the Company's common stock. Pursuant to the Merger, the 90,000 shares of the Company's common stock were exchanged for 78,153 which are subject to vesting restrictions. Additionally, the Company granted Mr. Thompson a warrant to purchase 300,000 shares of the Company's common stock. Pursuant to the Merger, the warrant to purchase 300,000 shares of the Company's common stock were exchanged for a warrant to purchase 260,509 shares of Voyager common stock. As a result of the Merger, Voyager and Mr. Thompson entered into an amended and restated employment agreement for Mr. Thompson to serve as the Chief Financial Officer.

Severance and Change in Control Arrangements

        Pursuant to their respective employment agreements, Mr. Reger and Mr. Thompson each are entitled to receive accelerated vesting of all shares of restricted stock and all warrants then held by Mr. Reger and Mr. Thompson, respectively, in the event of a change in control of Voyager or termination of employment by Voyager without cause.

DIRECTOR COMPENSATION

        The tables below show compensation for our non-employee directors for services as a director of Voyager and of the Company (Voyager following the Merger) for the 2010 fiscal year. Compensation, as reflected in the tables which follow, is presented on the basis of rules of the Securities and Exchange Commission and does not, in the case of certain stock-based awards or accruals, necessarily represent the amount of compensation realized or which may be realized in the future.

The Company

Name(a)	Option Awards ($)		Total ($)
Lyle Berman	$174,555	(b)	$174,555
Terry Harris	$174,555	(b)	$174,555
Joseph Lahti	$174,555	(b)	$174,555
Myrna Patterson McLeroy	$174,555	(b)	$174,555
Loren J. O'Toole II	$174,555	(b)	$174,555
Steve Lipscomb	$174,555	(b)	$174,555
Josh Sherman	$349,853	(c)	$349,853

(a)
Our directors receive no fees or cash compensation for their services. Directors are, however, reimbursed for their actual out-of-pocket expenses associated with attending meetings and carrying out their obligations as directors.

(b)
Directors who are employees of our company receive no compensation for their services as director. On April 21, 2010, each of the outside directors indicated in the table above received an option to purchase 100,000 shares of common stock. The options vest over a four year period with 25,000 of the options vesting on each anniversary date and are exercisable at $2.76 per share, which represents 100% of the fair market value of our common stock on the date of grant.

(c)
On November 12, 2010, Josh Sherman received an option to purchase 100,000 shares of common stock for his service on the Board. He also received an option to purchase 50,000 shares of common stock for his service as Chairman of the Audit Committee. All of the options vest over a four year period with 37,500 of the options vesting on each anniversary date and are exercisable at $3.70 per share, which represents 100% of the fair market value of our common stock on the date of grant.

        We account for stock-based compensation under the provisions of FASB ASC 718-10-55. This statement requires us to record an expense associated with the fair value of stock-based compensation. We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.

Voyager

        For service as a non-employee director in fiscal 2010, prior to the Merger, Voyager paid a fee of $16,250 to its non-employee directors and each was reimbursed for travel and incidental expenses incurred in connection with attending Board meetings. The Chairman of the Audit Committee and Compensation Committee, Mr. Moberg, received approximately $7,700 in additional compensation for his services as a committee chairman.

Name(a)	Fees Earned or Paid in Cash	Total
Lyle Berman	$16,250	$16,250
Michael Beindorff	$16,250	$16,250
Bradley Berman	$16,250	$16,250
Joseph Carson, Jr.	$16,250	$16,250
Ray Moberg	$23,958	$23,958
Mimi Rogers	$16,250	$16,250

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of March 14, 2011, by: (i) each person known to the Company to currently be the beneficial owner of more than 5% of its outstanding Common Stock; (ii) each current executive officer and director; and (iii) current executive officers and directors as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Beneficial Ownership of Current Directors, Executive Officers and 5% Holders of the Company

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Bradley Berman	3,543,108	(1)	5.52%
James Russell (J.R.) Reger	2,755,612	(2)(3)	4.30%
Lyle Berman	2,369,801	(1)	3.70%
Steve Lipscomb	2,093,385		3.27%
Mitchell R. Thompson	78,153	(4)	*
Terry Harris	—		*
Joseph Lahti	—		*
Myrna Patterson McLeroy	—		*
Loren J. O'Toole II	—		*
Josh Sherman	—		*
All Current Officers and Directors as a Group (9 persons)	7,296,951		11.38%

*
Less than 1%

(1)
Includes 24,000 options to purchase common stock which are exercisable within 60 days of November 30, 2010. Of these 3,543,108 shares, 287,217 shares are held in the name of the Bradley Berman Children Trust, for which Bradley Berman is the Trustee and 11,000 shares are held by Erica Berman, Bradley Berman's spouse.

(2)
Includes 2,234,595 shares of common stock held by South Fork Exploration, LLC. Mr. Reger owns 100% the issued membership units of South Fork Explorations, LLC.

(3)
Includes 390,763 shares of restricted stock which does not vest within 60 days of November 30, 2010. The restricted shares will vest upon the earlier of December 31, 2011, upon a Change of Control as defined in the Restricted Stock Award Agreement between Mr. Reger and Voyager, or termination of Mr. Reger's employment with Voyager for any reason other than for cause. During the period in which the shares are restricted, Mr. Reger has the right to vote and receive dividends pursuant to the restricted shares.

(4)
Consists of restricted stock which does not vest within 60 days of November 30, 2010. The restricted shares will vest upon the earlier of December 31, 2011, upon a Change of Control as defined in the Restricted Stock Award Agreement between Mr. Thompson and Voyager, or termination of Mr. Thompson's employment with Voyager for any reason other than for cause. During the period in which the shares are restricted, Mr. Thompson has the right to vote and receive dividends pursuant to the restricted shares.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        On March 10, 2010, the Company purchased leasehold interests from South Fork Exploration, LLC (SFE) for $1,374,375 and 2,234,600 shares of restricted common stock. SFE's president was J.R. Reger, Chief Executive Officer and director of the Company.

        On September 22, 2010, Steven Lipscomb subscribed for a $500,000 senior secured promissory note. The senior secured promissory notes which were sold to certain accredited investors in a private placement are described in Note 7 of the footnotes to the financial statements. Mr. Lipscomb is a current director of the Company. The Company's Audit Committee approved this transaction.

        On September 22, 2010, Michael Reger subscribed for a $1,000,000 senior secured promissory. The senior secured promissory notes which were sold to certain accredited investors in a private placement are described in Note 7 of the footnotes to the financial statements. Mr. Reger is a brother of J.R. Reger, the current Chief Executive Officer and a director of the Company. The Company's Audit Committee approved this transaction.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2010.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as Part of this Report:

1.
Financial Statements

  See Index to Financial Statements on page F-1.

  2.
  Financial Statement Schedules

  All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(b)
Exhibits:

Exhibit Index

Exhibit No.	Description	Reference
2.1	Asset Purchase Agreement dated as of July 28, 2009 by and between Gamynia Limited and WPT Enterprises, Inc.	Exhibit 2.1 to the current report on Form 8-K of the registrant filed on August 3, 2009.
2.2	Guaranty Agreement dated as of July 28, 2009 made by Borucoral Limited in favor of WPT Enterprises, Inc.	Exhibit 2.2 to the current report on Form 8-K of the registrant filed on August 3, 2009.
2.3	Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media Ltd. and WPT Enterprises, Inc.	Exhibit 2.1 to the current report on Form 8-K of the registrant filed on August 24, 2009.

Exhibit No.	Description	Reference
2.4	Guaranty Agreement dated as of August 24, 2009 made by ElectraWorks Ltd. in favor of WPT Enterprises, Inc.	Exhibit 2.2 to the current report on Form 8-K of the registrant filed on August 24, 2009.
2.5
	Agreement and Plan of Merger dated as of April 16, 2010, by and among ante4, Inc., a Delaware corporation, Plains Energy Investments, Inc., a Nevada corporation, and Plains Energy Acquisition Corp., a Delaware corporation.	Exhibit 2.1 to the amended current report on Form 8-K/A of the registrant filed on July 22, 2010
3.1	Certificate of Incorporation of WPT Enterprises, Inc.	Exhibit 3.4 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479).
3.2	Bylaws of WPT Enterprises, Inc.	Exhibit 3.5 to the Form S-1/A registration statement of the registrant filed on June 15, 2004 (File No. 333-114479).
4.1	Form of Specimen Stock Certificate	Exhibit 4.1 to the quarterly report on Form 10-Q of the registrant for the quarter ended September 27, 2009.
4.2	Form of Vesting Warrant.	Exhibit 4.2 to the Form S-3 registration statement of the registrant filed on April 30, 2010 (File No. 333-166402).
4.3	Form of Warrant.	Exhibit 4.3 to the Form S-3 registration statement of the registrant filed on April 30, 2010 (File No. 333-166402).
4.4	Form of Restricted Stock Award Agreement.	Exhibit 4.4 to the Form S-3 registration statement of the registrant filed on April 30, 2010 (File No. 333-166402).
4.5	Form of Lock-Up Agreement.	Exhibit 4.5 to the Form S-3 registration statement of the registrant filed on April 30, 2010 (File No. 333-166402).
4.6	Form of 12.00% Senior Secured Promissory Notes issued to certain investors.	Exhibit 4.1 to the current report on Form 8-K of the registrant filed on September 23, 2010.
4.7	Form of Warrant issued to investors in the February 2011 private placement.	Exhibit 5.1 to the Form S-3 registration statement of the registrant filed on February 11, 2011 (File No. 333-172210).
10.1	Distribution Agreement dated April 16, 2010 between Ante4, Inc. and Ante5, Inc.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on April 19, 2010.
10.2	Amended and Restated Employment Agreement with James Russell Reger dated April 16, 2010.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on April 22, 2010.

Exhibit No.	Description	Reference
10.3	Amended and Restated Employment Agreement with Mitchell R. Thompson dated April 16, 2010.	Exhibit 10.2 to the current report on Form 8-K of the registrant filed on April 22, 2010.
10.4	Letter Agreement to Purchase Oil, Gas and Mineral Leases dated March 10, 2010 by and between South Fork Exploration, LLC and Plains Energy Investments, Inc.	Exhibit 10.1 to the quarterly report on Form 10-Q/A of the registrant filed on July 23, 2010.
10.5	Exploration and Development Agreement with Area of Mutual Interest, dated effective as of May 1, 2010 between the Company and Slawson Exploration Company Inc.	Exhibit 10.1 to the quarterly report on Form 10-Q of the registrant filed on August 11, 2010.
10.6	Security Agreement dated September 22, 2010.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on September 23, 2010.
10.7	Mortgage, Collateral Real Estate Mortgage, Deed of Trust, Assignment of As-Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement dated September 22, 2010.	Exhibit 10.2 to the current report on Form 8-K of the registrant filed on September 23, 2010.
10.8	Securities Purchase Agreement dated February 1, 2011.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on February 7, 2011.
16.1	Letter from Piercy Bowler Taylor & Kern dated April 27, 2010.	Exhibit 16.1 to the current report on Form 8-K of the registrant filed on April 27, 2010.
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm Mantyla McReyonlds LLC	Filed herewith
23.2	Consent of Hohn Engineering, PLLC	Filed herewith
24.1	Power of Attorney	Included on the Signature Page
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Reference
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Hohn Engineering, PLLC	Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYAGER OIL & GAS, INC.

Date: March 14, 2011	By:	/s/ JAMES RUSSELL (J.R.) REGER James Russell (J.R.) Reger Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints, James Russell (J.R.) Reger and Mitchell R. Thompson, or either of them, his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Commission, granting unto said attorney-in-fact and agent, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ JAMES RUSSELL (J.R.) REGER James Russell (J.R.) Reger	Chief Executive Officer, Director and Secretary	March 14, 2011
/s/ MITCHELL R. THOMPSON Mitchell R. Thompson	Chief Financial Officer, Director and Treasurer	March 14, 2011
/s/ LYLE BERMAN Lyle Berman	Director; Chairman of Board	March 14, 2011
/s/ TERRY HARRIS Terry Harris	Director	March 14, 2011

Signature	Title	Date

/s/ JOSEPH LAHTI Joseph Lahti	Director	March 14, 2011
/s/ STEVE LIPSCOMB Steve Lipscomb	Director	March 14, 2011
/s/ MYRNA PATTERSON MCLEROY Myrna Patterson McLeroy	Director	March 14, 2011
/s/ LOREN J. O'TOOLE II Loren J. O'Toole II	Director	March 14, 2011
/s/ JOSH SHERMAN Josh Sherman	Director	March 14, 2011

VOYAGER OIL & GAS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2010 and December 31, 2009 and the Period From Inception (April 18, 2008) to December 31, 2008	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and December 31, 2009 and the Period From Inception (April 18, 2008) to December 31, 2008	F-5
Consolidated Statements of Stockholder's Equity (Deficit) for the Years Ended December 31, 2010 and December 31, 2009 and the Period From Inception (April 18, 2008) to December 31, 2008	F-6
Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
Voyager Oil and Gas, Inc.:

        We have audited the accompanying consolidated balance sheets of Voyager Oil and Gas, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2010 and 2009 and for the period from April 18, 2008 through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years ended December 31, 2010 and 2009 and for the period from April 18, 2008 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Mantyla McReynolds

Mantyla McReynolds LLC
Salt Lake City, Utah
March 14, 2011

VOYAGER OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,358,520	$691,263
Trade Receivables	295,821	—
Short Term Investments	242,070	275,151
Prepaid Drilling Costs	493,660	—
Prepaid Expenses	85,988	—
Restricted Cash	51,000	—
Other Current Assets	1,465	7,781

Total Current Assets	12,528,524	974,195

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method
Proved Properties	6,700,438	—
Unproved Properties	31,176,109	4,477,236
Other Property and Equipment	18,346	17,748

Total Property and Equipment	37,894,893	4,494,984
Less—Accumulated Depreciation and Depletion	(1,927,991)	(30)

Total Property and Equipment, Net	35,966,902	4,494,954

Total Assets	$48,495,426	$5,469,149

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$537,757	$30,712
Accrued Expenses	188,923	5,833
Operating Lease Reserve	200,756	—
Senior Secured Promissory Notes, Net	14,836,644	—

Total Current Liabilities	15,764,080	36,545
LONG-TERM LIABILITIES
Other Noncurrent Liabilities	10,522	—

Total Liabilities	15,774,602	36,545

STOCKHOLDERS' EQUITY
Preferred Stock—Par Value $.001; 20,000,000 Shares Authorized; None Issued or Outstanding	—	—
Common Stock, Par Value $.001; 100,000,000 Authorized, 45,344,431 Outstanding (12/31/2009—18,339,408 Shares Outstanding)	45,344	18,339
Additional Paid-In Capital	39,204,507	7,668,237
Accumulated Deficit	(6,529,027)	(2,260,458)
Accumulated Other Comprehensive Income	—	6,486

Total Stockholders' Equity	32,720,824	5,432,604

Total Liabilities and Stockholders' Equity	$48,495,426	$5,469,149

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
FROM INCEPTION (APRIL 18, 2008) THROUGH DECEMBER 31, 2008

			From Inception on April 18, 2008 Through December 31, 2008
	Year Ended December 31,
	2010	2009
REVENUES
Oil and Gas Sales	$942,840	$—	$—

OPERATING EXPENSES
Production Expenses	26,686	—	—
Production Taxes	102,743	—	—
General and Administrative Expense	1,778,161	2,308,199	3,559
Depletion of Oil and Gas Properties	547,844	—	—
Impairment of Oil and Gas Properties	1,377,188	—	—
Depreciation and Amortization	2,929	30	—
Accretion of Discount on Asset Retirement Obligations	358	—	—

Total Expenses	3,835,909	2,308,229	3,559

LOSS FROM OPERATIONS	(2,893,069)	(2,308,229)	(3,559)

OTHER INCOME (EXPENSE)
Merger Costs	(735,942)	—	—
Interest Expense	(629,026)	—	—
Other Income (Expense)	54,708	31,037	26,757

Total Other Income (Expense)	(1,310,260)	31,037	26,757

INCOME (LOSS) BEFORE INCOME TAXES	(4,203,329)	(2,277,192)	23,198
INCOME TAX PROVISION	65,240	—	6,464

NET INCOME (LOSS)	$(4,268,569)	$(2,277,192)	$16,734

Net Income (Loss) Per Common Share—Basic and Diluted	$(0.11)	$(0.14)	$(0.00)

Weighted Average Shares Outstanding—Basic and Diluted	38,038,591	15,768,998	13,520,993

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
FROM INCEPTION (APRIL 18, 2008) THROUGH DECEMBER 31, 2008

			From Inception on April 18, 2008 Through December 31, 2008
	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,268,569)	$(2,277,192)	$16,734
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used for) Operating Activities
Depletion of Oil and Gas Properties	547,844	—	—
Impairment of Oil and Gas Properties	1,377,188	—	—
Depreciation and Amortization	2,929	30	—
Amortization of Premium on Bonds	46,448
Amortization of Loan Discount	61,664
Loss on Disposal of Property and Equipment	34,305
Accretion of Discount on Asset Retirement Obligations	358	—	—
Provision for Income Taxes	—	—	6,464
Gain on Sale of Available for Sale Securities	(1,520)	(14,803)	—
Share-Based Compensation Expense	882,804	2,244,504	—
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(295,821)	—	—
Decrease in Restricted Cash	99,000	—	—
Decrease in Prepaid Expenses	9,821	—	—
Decrease (Increase) in Other Current Assets	89,529	(7,781)	—
Increase in Accounts Payable	411,469	30,712	—
Increase (Decrease) in Accrued Expenses	121,327	(631)	—
Decrease in Operating Lease Reserve	(284,410)	—	—

Net Cash Provided by (Used For) Operating Activities	(1,165,634)	(25,161)	23,198

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from Merger Agreement	17,413,845	—	—
Cash Received on Note Receivable	500,000	—	—
Purchases of Other Property and Equipment	(598)	(17,748)	—
Prepaid Drilling Costs	(493,660)	—	—
Purchase of Available for Sale Securities	—	(569,321)	—
Proceeds from Sales of Available for Sale Securities	9,769,881	315,459	—
Acquisition of Oil and Gas Properties	(30,934,671)	(3,604,861)	(872,375)

Net Cash Used For Investing Activities	(3,745,203)	(3,876,471)	(872,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock—Net of Issuance Costs	779,240	2,817,472	2,624,600
Proceeds from Issuance of Senior Secured Promissory Notes	14,775,000	—	—
Proceeds from Exercise of Stock Options	23,854	—	—

Net Cash Provided by Financing Activities	15,578,094	2,817,472	2,624,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,667,257	(1,084,160)	1,775,423
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	691,263	1,775,423	—

CASH AND CASH EQUIVALENTS—END OF PERIOD	$11,358,520	$691,263	$1,775,423

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$380,933	$—	$—

Cash Paid During the Period for Income Taxes	$65,240	$—	$6,464

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties Paid Subsequent to Period End	$95,576	$—	$—

Purchase of Oil and Gas Properties through Issuance of Common Stock	$2,358,900	$—	$—

Payment of Capital Raise Costs with Issuance of Common Stock	$—	$171,771	$—

Fair Value of Warrants and Options Granted as Compensation	$653,300	$2,076,841	$—

Payment of Compensation through Issuance of Common Stock	$229,504	$130,688	$—

Payment of Consulting Fees through Issuance of Common Stock	$—	$36,975	$—

Available for Sale Securities Received from Merger	$9,795,238	$—	$—

Capitalized Asset Retirement Obligations	$10,164	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER OIL & GAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
FROM INCEPTION (APRIL 18, 2008) THROUGH DECEMBER 31, 2008

				Accumulated Other Comprehensive Income (Loss)
	Common Stock				Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
			Additional Paid-In Capital
	Shares	Amount
Balance at Inception (April 18, 2008)	—	$—	$—	$—	$—	$—
Sale of 8,075,781 Common Shares at $.00038 Per Share	8,075,781	8,076	(4,976)		—	3,100
Sale of 6,504,044 Common Shares at $.403 Per Share	6,504,044	6,504	2,614,996		—	2,621,500
Net Income	—	—	—		16,734	16,734

Balance—December 31, 2008	14,579,825	14,580	2,610,020	—	16,734	2,641,334
Sale of 2,947,157 Common Shares at $.98 Per Share	2,947,157	2,947	2,881,886	—	—	2,884,833
Issued 37,774 Common Shares as Consulting Fees	37,774	38	36,937	—	—	36,975
Issued 175,481 Common Shares related to Capital Raise	175,481	175	(175)	—	—	—
Private Placement Costs Net of Common Shares Issued	—	—	(67,361)	—	—	(67,361)
Fair Value of Warrants Issued	—	—	2,076,841	—	—	2,076,841
Issued 130,255 Common Shares as Compensation	130,255	130	127,370	—	—	127,500
Issued 468,916 Common Shares of Restricted Stock	468,916	469	(469)			—
Restricted Stock Grant Compensation	—	—	3,188	—	—	3,188
Unrealized Gain on Available for Sale Investments	—	—	—	6,486	—	6,486
Net Loss	—	—	—	—	(2,277,192)	(2,277,192)

Balance—December 31, 2009	18,339,408	18,339	7,668,237	6,486	(2,260,458)	5,432,604
Sale of 802,366 Common Shares at $1.06 Per Share	802,366	802	846,198	—	—	847,000
Issued 176,521 Common Shares related to Capital Raise	176,521	177	(177)	—	—	—
Private Placement Cost Net of Common Shares Issued	—	—	(67,760)	—	—	(67,760)
Issued Pursuant to Exercise of Warrants	208,407	208	592	—	—	800
Restricted Stock Grant Compensation	—	—	57,376	—	—	57,376
Compensation Related to Stock Warrant Grants	—	—	120,770	—	—	120,770
Issued 2,234,600 Common Shares for Leaseholds Interests	2,234,600	2,235	2,356,665	—	—	2,358,900

Balance Immediately Before Reverse Acquisition with Ante4, Inc.	21,761,302	21,761	10,981,901	6,486	(2,260,458)	8,749,690
Acquisition of Ante4, Inc.	21,292,333	21,292	27,497,185	—	—	27,518,477

Balance Immediately After Reverse Acquisition with Ante4, Inc.	43,053,635	43,053	38,479,086	6,486	(2,260,458)	36,268,167
Issuance Pursuant to Exercise of Options	40,000	40	23,014	—	—	23,054
Issued Pursuant to Exercise of Warrants	2,250,796	2,251	(2,251)			—
Restricted Stock Grant Compensation	—	—	172,128	—	—	172,128
Compensation Related to Stock Warrant Grants	—	—	362,311	—	—	362,311
Director Fees Related to Stock Option Grants	—	—	170,219	—	—	170,219
Net Change in Unrealized Gains on Available for Sale Investments	—	—	—	(6,486)	—	(6,486)
Net Loss	—	—	—	—	(4,268,569)	(4,268,569)

Balance—December 31, 2010	45,344,431	45,344	39,204,507	—	(6,529,027)	32,720,824

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements

NOTE 1 ORGANIZATION AND NATURE OF BUSINESS

        On April 16, 2010, Voyager Oil & Gas, Inc. (formerly ante4, Inc.) (the "Company" or "Voyager"), Plains Energy Acquisition, Inc. ("Acquisition Sub") and Plains Energy Investments, Inc. ("the Target Company") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Under the Merger Agreement, Acquisition Sub merged with and into the Target Company, with the Target Company remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). On the Closing Date, the Company filed a Certificate of Amendment with the State of Delaware to change its name from ante4, Inc. to Voyager Oil & Gas, Inc. The Company is currently a holding company parent of the Target Company, and the Company's business operations following the Merger are those of the Target Company. Further details of the Merger are provided in Note 14 in the footnotes to the consolidated financial statements.

        On June 14, 2010 the Company completed the spin-off of ante5, Inc. ("ante5"). ante5 was previously a wholly-owned subsidiary of Voyager and holds certain assets principally related to Voyager's prior entertainment and consumer products business. ante5 has become a separate publicly reporting U.S. company. The spin-off was completed through the distribution of one share of ante5 common stock for each share of Voyager common stock held by stockholders as of the record date, June 24, 2010. The terms of the spin-off and the assets, liabilities and business of ante5 are described in further detail in Note 14 in the footnotes to the consolidated financial statements.

        Voyager is an independent energy company engaged in the business of acquiring acreage in prospective natural resource plays in the states of Montana and North Dakota within the Williston Basin of the United States and the states of Colorado and Wyoming within the Denver-Julesberg Basin of the United States. The Company seeks to accumulate acreage blocks and build net asset value via the production of hydrocarbons in repeatable and scalable opportunities. Voyager is no longer considered a development stage company. In prior years 2008-2009, the pre-merger Target Company was considered a development stage company.

        The Company is governed by a board of directors and managed by its officers. The affairs of the Company are governed by Delaware law and the Company's Bylaws.

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

        The Company has three employees as of December 31, 2010. The Company will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business. With the continued acquisition of oil and gas properties, the Company intends to continue to establish itself with industry partners best suited to the areas of operation. As the Company continues to establish a revenue base with cash flow, it may seek opportunities more aggressive in nature.

        As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent on prevailing prices of natural gas and crude oil. Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 1 ORGANIZATION AND NATURE OF BUSINESS (Continued)

to wide fluctuations in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company's financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and oil reserves that can be economically produced.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. ("GAAP").

Cash and Cash Equivalents

        The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts and money market funds. The Company's cash positions represent assets held in checking and money market accounts. These assets are generally available to the Company on a daily or weekly basis and are highly liquid in nature. Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits. The Company believes this risk is minimal. In addition, the Company is subject to Security Investor Protection Corporation (SIPC) protection on a vast majority of its financial assets.

Restricted Cash

        At December 31, 2010, the Company has $51,000 of restricted cash. The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to an office lease. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in interest-bearing money market funds. Income from these investments is paid to the Company and recognized in other income.

Short-Term Investments

        All marketable debt, equity securities and certificates of deposit that are included in short-term investments are considered available-for-sale and are carried at fair value. The short-term investments are considered current assets due to the Company's ability and intent to use them to fund current operations. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss). When securities are sold, their cost is determined based on specific identification. The realized gains and losses related to these securities are included in other income in the consolidated statements of operations.

        For the years ended December 31, 2010 and 2009 and the period from inception April 18, 2008 to December 31, 2008 there were realized gains of $1,520, $14,803 and $-0- recognized on the sale of investments.

Other Property and Equipment

        Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non oil and gas long-lived assets. Depreciation expense was $2,929, $30 and $-0- for the years ended December 31, 2010 and 2009 and the period from inception April 18, 2008 to December 31, 2008.

Asset Retirement Obligations

        The Company records the fair value of a liability for an asset retirement obligation in the period in which the well is spud or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Asset retirement obligations are included in other noncurrent liabilities on the consolidated balance sheet.

Revenue Recognition and Gas Balancing

        The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of December 31, 2010, the Company's natural gas production was in balance, i.e., its cumulative portion of gas production taken and sold from wells in which we have an interest equaled the Company's entitled interest in gas production from those wells.

Stock-Based Compensation

        The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55. The Company recognizes stock-based compensation expense in the consolidated financial statements over the vesting period of equity-classified employee stock-based compensation awards based on the grant date fair value of the awards, net of estimated forfeitures. For options and warrants the Company uses the Black-Scholes option valuation model to calculate the fair value of stock based compensation awards at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. For the stock options and warrants granted in 2010 and 2009 the Company used a variety of comparable and peer companies to determine the expected volatility input based on the expected term of the options. The Company believes the use of peer company data fairly represents the expected volatility we would experience if we were in the oil and gas industry over the expected term of the options. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. Changes in these assumptions can materially affect the fair value estimate.

Income Taxes

        The Company accounts for income taxes under FASB ASC 740-10-30. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.

Net Income (Loss) Per Common Share

        Net Income (Loss) per common share is based on the Net Income (Loss) divided by the weighted average number of common shares outstanding during the period.

        Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a loss for the periods ended December 31, 2010 and 2009 and minimal operations for the period from inception April 18, 2008 to December 31, 2008 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

        As of December 31, 2010, there are 229,000 stock options that are issued and presently exercisable and represent potentially dilutive shares.

        As of December 31, 2010, there are also 750,000 stock options that have been granted but are not presently exercisable and represent potentially dilutive shares.

        As of December 31, 2010 there are also 1,563,051 warrants that are issued but not presently exercisable. These warrants have an exercise price of $0.98 and vest in December 2011.

Full Cost Method

        The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.

        Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. As of December 31, 2010, the Company has had no property sales.

        The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. As of December 31, 2010, the Company included $8,280 related to expiring top leases within costs subject to the depletion calculation.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Capitalized costs associated with impaired properties and properties having proved reserves, estimated future development costs, and asset retirement costs under FASB ASC 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.

        Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding 12-months to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the consolidated balance sheet. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. Based on calculated reserves at December 31, 2010, the unamortized costs of the Company's oil and gas properties exceeded the ceiling limit by $1,377,188. As a result, the Company was required to record an impairment of the net capitalized costs of its oil and gas properties in the amount of $1,377,188 at December 31, 2010.

Joint Ventures

        The consolidated financial statements as of December 31, 2010, 2009, and 2008 include the accounts of the Company and its proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

Use of Estimates

        The preparation of financial statements under GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to proved oil and natural gas reserve volumes, future development costs, estimates relating to certain oil and natural gas revenues and expenses, valuation of share based compensation and the valuation of deferred income taxes. Actual results may differ from those estimates.

Reclassifications

        Certain reclassifications have been made to prior periods' reported amounts in order to conform with the current period presentation. These reclassifications did not impact the Company's net income, stockholders' equity or cash flows.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment

        FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method's impairment rules. There was no impairment identified at December 31, 2010, 2009 and 2008 for long-lived assets not classified as oil and gas properties.

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, which requires new disclosures and clarifies existing disclosure requirements related to fair value measurements. The new standard requires additional disclosures related to (i) the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) the reasons for any transfers in or out of Level 3 measurements, and (iii) the presentation of information in the rollforward of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. The new standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the gross presentation of purchases, sales, issuances, and settlements in the Level 3 rollforward. Those disclosures, which are not expected to have a material impact on the Company's financial statements, are effective for fiscal years beginning after December 15, 2010 and will be incorporated into the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2011.

        In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that a SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company's results of operations or financial position.

        In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on the Company's results of operations or financial position.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

        From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Voyager Oil & Gas, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Change in Reporting Period End

        On July 29, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end to a traditional calendar year from that of a last Sunday of quarter end period. The change in reporting period has been reflected in this Annual Report on Form 10-K. The Company's fiscal year end will now be December 31, and the quarters will end on March 31, June 30 and September 30.

NOTE 3 OIL AND GAS PROPERTIES

Major Joint Venture

        In May 2008, the Company entered into the Major Joint Venture Agreement with a third-party partner to acquire certain oil and gas leases in the Tiger Ridge Gas Field in Blaine, Hill, and Choteau Counties of Montana. Under the terms of the agreement, the Company is responsible for all lease acquisition costs. The third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator. The Company controls an 87.5% working interest on all future production and reserves, while the third-party joint venture partner controls 12.5%. The joint venture had accumulated oil and gas leases totaling 67,000 net mineral acres as of December 31, 2010. The Company has committed to a minimum of $1,000,000 and up to $2,000,000 toward this joint venture. The third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company's contributions to the joint venture totaled $3,619,152 as of December 31, 2010, including $2,110,298 in leasing costs, $1,358,868 in seismic costs and $149,987 in drilling costs. The unutilized cash balance was $156,746 as of December 31, 2010.

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

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 3 OIL AND GAS PROPERTIES (Continued)

Big Snowy Joint Venture

        In October 2008, the Company entered into the Big Snowy Joint Venture Agreement with an administrator third-party to acquire certain oil and gas leases in the Heath Oil play in Musselshell, Petroleum, Garfield, Rosebud and Fergus Counties of Montana, and another third-party to perform as the operator. Under the terms of the agreement, the Company is responsible for 72.5% of lease acquisition costs, and the other two third-parties are individually responsible for 2.5% and 25% of the lease acquisition costs. The administrator third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator. The Company controls a 72.5% working interest on all future production and reserves, while the administrator third-party joint venture partner controls 2.5% and the well operator controls 25%. The joint venture had accumulated oil and gas leases totaling 33,562 net mineral acres as of December 31, 2010. The Company is committed to a minimum of $1,000,000 and up to $1,993,750 toward this joint venture, with all partners, including the Company, committing a minimum of $2,750,000. The administrator third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company's contributions to the joint venture totaled $724,744 as of December 31, 2010. The unutilized cash balance was $11,799 as of December 31, 2010.

Niobrara Development with Slawson Exploration Company, Inc.

        On June 28, 2010, the Company entered into an exploration and development agreement with Slawson Exploration Company, Inc. ("Slawson") to develop Slawson's 48,000 net acres in the Denver-Julesberg Basin Niobrara Formation in Weld County, Colorado. Slawson commenced the continuous drilling program in early July 2010 with an initial series of three test wells. Beginning in October 2010, Slawson commenced drilling operations on 15 spacing units and an additional 10 spacing units' leases which were granted extensions to November 2011 by the state of Colorado due to access restrictions. Slawson expects to drill as many as 22 wells in 2011, which commenced in January 2011. Voyager purchased a 50% working interest in the approximately 48,000 acre block for $7.5 million and will participate on a heads-up basis on all wells drilled, as well as participate for its proportionate working interest in all additional acreage acquired in an Area of Mutual Interest consisting of Weld and Laramie Counties. Following the results of the three test wells, Voyager and Slawson allowed approximately 15,000 acres from the initial 34,000 acres of state leases in Weld County, Colorado to expire on November 15, 2010.

Other Oil and Gas Leasehold Acquisitions

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

        On March 10, 2010 the Company agreed to purchase all right, title and interests of South Fork Exploration, LLC ("SFE") in certain oil, gas and mineral leases totaling approximately 3,111 net

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 3 OIL AND GAS PROPERTIES (Continued)

mineral acres in McLean, Mountrail and Williams County, North Dakota and Sheridan County, Montana. Under the agreement, the Company paid SFE $1,374,375 cash and issued 2,234,600 unregistered shares of the Company's common stock. The transaction was contingent upon receipt of a fairness opinion from an independent party acceptable in form and substance to the Company confirming that the terms of the proposed transaction are fair and reasonable to the Company and its shareholders and executed assignments from SFE on a county-by-county basis. The Company closed the acquisition on March 30, 2010. SFE was wholly owned by J.R. Reger, Chief Executive Officer and shareholder of the Company (See Note 4).

        On March 15, 2010, the Company's Board of Directors approved a purchase agreement with Bakken Explorations ("BE"). Under the terms of the agreement, the Company agreed to pay BE $650 per net mineral acre as consideration for the assignment of leases covering an aggregate of 827.66672 net acres, contingent upon the Company's successful conduction of its own examination of BE's title to the leases. The Company completed its examination of title and closed the transaction on April 14, 2010.

        On April 21, 2010 the Company's Board of Directors approved a purchase agreement to pay $500 per net mineral acre as consideration for the assignment of certain leases in Richland County, Montana. On May 14, 2010, the Company completed a closing with a total purchase price of $2,634,209 for approximately 5,268.42 net acres. On September 9, 2010, the Company completed an additional closing with a total purchase price of $1,505,184 for approximately 3,002.82 net acres.

        On May 6, 2010 the Company's Chairman approved the purchase of the assignment of certain leases in Williams County, North Dakota for $500 per net mineral acre with a total purchase price of $1,648,891 for approximately 3,297.78 net acres. The transactions were closed at various times during May 2010.

        The Company has also completed other miscellaneous acquisitions in Montana and North Dakota.

        The risk that the Company will experience a ceiling test write-down increases when oil and gas prices are depressed or if the Company has substantial downward revisions in its estimated proved reserves. Based on calculated reserves at December 31, 2010 the unamortized costs of the Company's oil and gas properties exceeded the ceiling limit by $1,377,188. As a result, the Company was required to record a write-down of the net capitalized costs of its oil and gas properties in the amount of $1,377,188 at December 31, 2010.

  Unproved Properties

        The Company's unproved properties not being amortized comprise of approximately 138,141 net acres of undeveloped leasehold interests. The Company believes that the majority of our unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur. The timing by which properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of the Company's reserves.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 3 OIL AND GAS PROPERTIES (Continued)

        Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired. The Company anticipates these excluded costs will be included in the depletion computation over the next five years. The Company is unable to predict the future impact on depletion rates. The following is a summary of capitalized costs excluded from depletion at December 31, 2010 by year incurred.

	Year Ended December 31,
	2010	2009	2008
Property Acquisition	$21,377,310	$2,274,326	$872,375
Exploration	$1,358,867	—	—
Drilling	5,293,231	—	—

Total	$28,029,408	$2,274,326	$872,375

        The Company had 1.50 net wells drilling and completing as of December 31, 2010. All properties that are not classified as proven properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion. Once a property is classified as proven, all associated acreage and drilling costs are subject to depletion.

        The Company historically has acquired its properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators. The Company generally participates in drilling activities on a heads up basis by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling, with the exception of DJ Niobrara drilling project with Slawson.

        The DJ Niobrara project includes approximately 14,207 net acres controlled by the Company located in Weld County, Colorado and Laramie County, Wyoming.

NOTE 4 RELATED PARTY TRANSACTIONS

        On March 10, 2010, the Company purchased leasehold interests from South Fork Exploration, LLC (SFE) for $1,374,375 and 2,234,600 shares of restricted common stock with a fair value of $2,358,900. SFE's president was J.R. Reger, Chief Executive Officer and director of the Company.

        On September 22, 2010, Steven Lipscomb and Michael Reger subscribed for $500,000 and $1,000,000 of senior secured promissory notes, respectively. The senior secured promissory notes which were sold to certain accredited investors in a private placement are described in Note 7 of the footnotes to the consolidated financial statements. Mr. Lipscomb is a current director of the Company. Mr. Reger is a brother of J.R. Reger, the current Chief Executive Officer and a director of the Company. The Company's Audit Committee approved this transaction.

NOTE 5 PREFERRED AND COMMON STOCK

        The Company has authorized 20,000,000 shares of preferred stock. No shares of preferred stock have been issued as of December 31, 2010 and 2009.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 5 PREFERRED AND COMMON STOCK (Continued)

Common Stock—Prior to the April 16, 2010 Merger described in Note 14

        On April 18, 2008 the Company issued for cash, 8,075,781 shares of common stock for total gross proceeds of $3,100.

        In May 2008, the Company completed a private placement offering of 6,504,044 shares of common stock to accredited investors at a subscription price of $.40 per share for total gross proceeds of $2,621,500.

        In 2009, the Company completed a private placement offering of 2,947,157 shares of common stock to accredited investors at a subscription price of $.98 per share for total gross proceeds of $2,884,833. As part of this private placement the Company entered into an introduction letter agreement with Lantern Advisers, LLC. As compensation for the work performed, Lantern Advisers, LLC received 175,481 shares of restricted common stock of the Company and $67,361 in cash. The fair value of the restricted stock was $171,771 or $.98 per share, the market value of a share of common stock on the date the transaction closed. These costs were netted against the proceeds of the offering through Additional Paid-In Capital.

        In September 2009, the Company issued 37,774 shares of common stock to a consultant pursuant to a consulting agreement. These shares were valued at $36,975 or $.98 per share, the market value of the shares of common stock on the date of issuance, and expensed as general and administrative expenses. The shares were valued at the fair value of the Company's stock on the date of the issuance.

        In December 2009, the Company issued 130,255 shares of common stock to an executive of the Company as compensation for his services. The executive was fully vested in the shares on the date of the grant. The fair value of the stock issued was $127,500 or $.98 per share, the market value of a share of common stock on the date the stock was granted. The entire amount of this stock award was expensed in the year ended December 31, 2009.

        On March 10, 2010, the Company purchased leasehold interests from South Fork Exploration, LLC (SFE) for $1,374,375 and 2,234,600 shares of restricted common stock with a fair value of $2,358,900. SFE's president was J.R. Reger, Chief Executive Officer and director of the Company.

        In January 2010, the Company completed a private placement offering of 802,366 shares of common stock to accredited investors at a subscription price of $1.06 per share for total gross proceeds of $847,000. As part of this private placement, the Company entered into an introduction letter agreement with Great North Capital Consultants, Inc. ("Great North"). As compensation for the work performed, Great North received 176,521 shares of restricted common stock of the Company and $67,760 in cash. The fair value of the restricted stock was $186,340 or $1.06 per share, based upon the market value of one share of common stock on the date the transaction closed. These costs were netted against the proceeds of the offering through Additional Paid-In Capital.

        On January 25, 2010, the Company's Board of Directors and a majority of its stockholders approved a 3-for-1 stock split pursuant to which all stockholders of record received three shares of common stock for each single share of common stock owned as of the record date. This stock split increased the issued and outstanding shares by approximately 12,240,000 and the outstanding warrants by approximately 3,130,000. Generally accepted accounting principles require that the stock split be applied retrospectively to all periods presented. As a result, all stock and warrant transactions have been adjusted to account for the 3-for-1 stock split.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 5 PREFERRED AND COMMON STOCK (Continued)

Restricted Stock Awards

        Prior to the Merger described in Note 14, during the year ended December 31, 2009, the Target Company issued 468,916 restricted shares of common stock as compensation to its officers. The restricted shares vest on December 1, 2011 and December 31, 2011. As of December 31, 2010, there was approximately $226,000 of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.

        The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of the Year	468,916	$.98	—	$—
Shares Granted	—	$—	468,916	$.98
Lapse of Restrictions	—	$—	—	$—

Restricted Shares Outstanding at the End of the Year	468,916	$.98	468,916	$.98

NOTE 6 STOCK OPTIONS AND WARRANTS

Stock Options

  Stock Options Granted November 12, 2010

        On November 12, 2010, the Company granted an outside director stock options to purchase a total of 150,000 shares of common stock exercisable at $3.70 per share. The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The options vest over four years with 37,500 of the options vesting on each anniversary date.

        The following assumptions were used for the Black-Scholes model:

November 12, 2010
Risk free rates	1.35%
Dividend yield	0%
Expected volatility	70.93%
Weighted average expected stock options life	6 Years

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 6 STOCK OPTIONS AND WARRANTS (Continued)

        The "fair market value" at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$2.33
Total stock options granted	150,000
Total weighted average fair value of stock options granted	$349,853

  Stock Options Granted April 21, 2010

        On April 21, 2010, the Company granted its outside directors stock options to purchase a total of 700,000 shares of common stock exercisable at $2.76 per share. The total fair value of the options was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted. The remaining options vest over four years with 150,000 of the options vesting on each anniversary date.

        The following assumptions were used for the Black-Scholes model:

April 21, 2010
Risk free rates	2.52%
Dividend yield	0%
Expected volatility	69.19%
Weighted average expected stock options life	6 Years

        The "fair market value" at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$1.75
Total stock options granted	700,000
Total weighted average fair value of stock options granted	$1,221,885

        The grant date fair value for the 100,000 of these stock options that were subsequently forfeited in 2010 will not be recognized in compensation expense. The following table presents the impact on our statement of operations of stock-based compensation expense related to options granted for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Expenses	$170,219	$—	$—

Option Stock-Based Compensation Expense Before Taxes	170,219	—	—
Income Tax Benefit	—	—	—

Option Stock-Based Compensation Expense After Taxes	$170,219	$—	$—

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 6 STOCK OPTIONS AND WARRANTS (Continued)

        Changes in stock options for the year ended December 31, 2010 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Intrinsic Value
2010:
Beginning Balance	—	$—	—	$—
Granted	850,000	2.93	—	—
Pre-Merger Ante 4, Inc Options (See Note 14)	269,000	2.50
Exercised	(40,000)	.58
Forfeited	(100,000)	2.76	—	—
Outstanding at December 31	979,000	2.93	8.9	2,420,660
Exercisable	229,000	2.86	7.0	581,660
Ending Vested	229,000	2.86	7.0	581,660

Weighted Average Fair Value of Options Granted During Year		$1.85

        All stock options related to the pre-merger entity ante4, Inc. (See Note 14) were expensed prior to the merger date, April 16, 2010. ante4, Inc. completed a spin-off of certain assets and liabilities to ante5, Inc. concurrently with the merger (See Note 14). As part of this spin-off, the holders of stock options for ante4, Inc. received an equal number of stock options in ante5, Inc. at an exercise price determined by methodology in accordance with the spin-off distribution agreement. As a result, the exercise prices of the stock options held in Voyager were adjusted to reflect the spin-off. The above table takes into consideration the changes in weighted average exercise price based on a modification as described in FASB ASC 718-20-35-3. The total exercise price adjustment for the options outstanding at December 31, 2010 is $44,470 and the adjustment on shares exercised during 2010 is $1,464.

        Currently Outstanding Options

  •
  Options covering 40,000 shares were exercised during the year ended December 31, 2010.

  •
  Options covering 100,000 shares were forfeited during the year ended December 31, 2010.

  •
  No Options expired during the years ended December 31, 2010.

  •
  There is $1,208,051 of compensation expense that will be recognized in future periods relating to options that have been granted as of December 31, 2010.

  •
  There were 750,000 unvested options at December 31, 2010.

Warrants

  Warrants Granted September 15, 2009

        On September 15, 2009, the Company issued a consultant warrants to purchase a total of 208,407 shares of common stock exercisable at $.0.0038 per share. The total fair value of the warrants was

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 6 STOCK OPTIONS AND WARRANTS (Continued)

calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. The vesting of the warrants was contingent on the Company owning lease or mineral rights representing a total of seventy-five thousand net mineral acres in North Dakota and Montana. Since the Company owned leases or mineral rights in excess of seventy-five thousand net acres at December 31, 2009 the entire fair value of the warrants was expensed in 2009. These warrants were exercised in January 2010.

        The following assumptions were used for the Black-Scholes model:

September 15, 2009
Risk free rates	2.41%
Dividend yield	0%
Expected volatility	73.11%
Weighted average expected warrant life	2.5 Years

        The "fair market value" at the date of issuance for the warrants issued using the formula relied upon for calculating the fair value of warrants is as follows:

Weighted average fair value per share	$.98
Total warrants granted	208,407
Total weighted average fair value of warrants granted	$203,925

  Warrants Granted November 1, 2009

        On November 1, 2009, the Company issued two consultants and two directors warrants to purchase a total of 3,126,102 shares of common stock exercisable at $.98 per share. Each of the directors was issued 1,302,542 warrants and each of the consultants was issued 260,509 warrants. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. The directors and consultants were fully vested in the warrants on the date of the grant. The fair value of these warrants was expensed in 2009.

        On April 26, 2010, all 3,126,102 warrants were exercised. The warrant holders elected to complete a cashless exercise of these warrants and to complete the cashless exercise the warrant holders surrendered 875,309 shares of the Company's common stock.

        The following assumptions were used for the Black-Scholes model:

November 1, 2009
Risk free rates	2.33%
Dividend yield	0%
Expected volatility	73.11%
Weighted average expected warrant life	5 Years

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 6 STOCK OPTIONS AND WARRANTS (Continued)

        The "fair market value" at the date of issuance for the warrants issued using the formula relied upon for calculating the fair value of warrants is as follows:

Weighted average fair value per share	$.60
Total warrants granted	3,126,102
Total weighted average fair value of warrants granted	$1,866,270

  Warrants Granted December 1, 2009

        On December 1, 2009, the Company issued its Chief Financial Officer warrants to purchase a total of 260,509 shares of common stock exercisable at $.98 per share. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. These warrants vest on December 1, 2011. As of December 31, 2010, there was approximately $73,000 of total unrecognized compensation expense related to these unvested warrants. This compensation expense will be recognized over the remaining vesting period of the grants. The Company recognized $79,757 and $6,646 of expense related to these warrants in 2010 and 2009.

        The following assumptions were used for the Black-Scholes model:

December 1, 2009
Risk free rates	2.03%
Dividend yield	0%
Expected volatility	68.98%
Weighted average expected warrant life	6 Years

        The "fair market value" at the date of issuance for the warrants issued using the formula relied upon for calculating the fair value of warrants is as follows:

Weighted average fair value per share	$.61
Total warrants granted	260,509
Total weighted average fair value of warrants granted	$159,513

  Warrants Granted December 31, 2009

        On December 31, 2009, the Company issued its Chief Executive Officer warrants to purchase a total of 1,302,542 shares of common stock exercisable at $.98 per share. The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued. These warrants vest on December 31, 2011. As of December 31, 2010, there was approximately $403,000 of total unrecognized compensation expense related to these unvested warrants. This compensation expense will be recognized over the remaining vesting period of the grants. The Company recognized $403,325 of expense related to these warrants in 2010 and no expense in 2009.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 6 STOCK OPTIONS AND WARRANTS (Continued)

        The following assumptions were used for the Black-Scholes model:

December 31, 2009
Risk free rates	2.69%
Dividend yield	0%
Expected volatility	68.92%
Weighted average expected warrant life	6 Years

        The "fair market value" at the date of issuance for the warrants issued using the formula relied upon for calculating the fair value of warrants is as follows:

Weighted average fair value per share	$.62
Total warrants granted	1,302,542
Total weighted average fair value of warrants granted	$806,649

        The following table presents the impact on our statement of operations of stock-based compensation expense related to warrants granted for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Expenses	$483,082	$2,076,841	$—

Option Stock-Based Compensation Expense Before Taxes	483,082	2,076,841	—
Income Tax Benefit	—	—	—

Option Stock-Based Compensation Expense After Taxes	$483,082-	$2,076,841	$—

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 6 STOCK OPTIONS AND WARRANTS (Continued)

        Changes in stock warrants for the years ended December 31, 2010, and 2009 were as follows:

	Number of Shares	Weighted Average Exercise Price		Remaining Contractual Term (in Years)	Intrinsic Value
2009:
Beginning Balance	—		$—	—	—
Granted	4,897,560.94			—	—
Exercised	—		—	—	—
Outstanding at December 31	4,897,560.94			9.7	203,200
Exercisable	3,334,509.92			9.7	203,200
Ending Vested	3,334,509.92			9.7	203,200

Weighted Average Fair Value of Warrants Granted During Year			$.94

2010:
Beginning Balance	4,897,560	$	..94	—	—
Granted	—		—	—	—
Exercised	3,334,509.92			—	—
Outstanding at December 31	1,563,051.98			9	6,908,681
Exercisable	—		—	—	—
Ending Vested	—		—	—	—

Weighted Average Fair Value of Warrants Granted During Year			$—

        The table below reflects the status of warrants outstanding at December 31, 2010:

Issue Date	Warrants	Exercise Price	Expiration Date
December 1, 2009	260,509	$0.98	December 1, 2019
December 31, 2009	1,302,542	$0.98	December 31, 2019

	1,563,051

Outstanding Warrants

  •
  No warrants were forfeited or expired during the years ended December 31, 2010 and 2009.

  •
  The Company recorded expense related to these warrants of $483,082 and $2,076,841 for the years ended December 31, 2010 and 2009. There is $476,435 of compensation expense that will be recognized in future periods relating to warrants that have been granted as of December 31, 2010.

  •
  There are no warrants exercisable at December 31, 2010, but they become exercisable in December 2011.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 7 SENIOR SECURED PROMISSORY NOTES

        In September 2010, the Company completed the closing on the issuance of $15 million principal amount of 12% senior secured promissory notes ("Loans") for the purpose of financing future drilling and development activities. Proceeds of the notes are being used primarily to fund developmental drilling on the Company's significant acreage positions targeting the Denver-Julesberg Basin Niobrara through its joint venture with Slawson Exploration and the Williston Basin Bakken/Three Forks.

        The Loans bear interest at the rate of 12% per annum, with interest payable monthly beginning October 1, 2010. The Loans are secured by a first priority security interest on all of the Company's assets, on a pari passu basis with each other. The Loans mature one year from the date of issuance. The Company has the option to extend the term one year. In order to enter the extension term, the Company is required to pay an extension payment equal to two percent (2%) of the principal amount. The Company may pre-pay the Loans at a price of one hundred two percent (102%) of face value during the initial twelve months, and may pre-pay the Loans at anytime without penalty during the extended term.

        The Loans were sold at a discount and yielded cash proceeds of $14,775,000. The discount amount of $225,000 will be amortized to interest expense over twelve months, the initial term of the Loans, using the effective interest method. The amortization of the discount for the year ended December 31, 2010 was $61,644.

NOTE 8 ASSET RETIREMENT OBLIGATION

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

        The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the year ended December 31, 2010:

Year Ended December 31, 2010
Beginning Asset Retirement Obligation	$—
Liabilities Incurred for New Wells Placed in Production	10,164
Accretion of Discount on Asset Retirement Obligations	358
Ending Asset Retirement Obligation	$10,522

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 9 INCOME TAXES

        The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB ASC 740-10-30. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        The income tax expense (benefit) for the year ended December 31, 2010, 2009, and 2008 consists of the following:

	2010	2009	2008
Current Income Taxes	$65,240	$—	$6,464
Deferred Income Taxes
Federal	(1,278,000)	(717,000)	—
State	(282,000)	(160,000)	—
Increase in Valuation Allowance	1,560,000	877,000	—

Total Expense	$65,240	$—	$6,464

        The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

        Reconciliation of reported amount of income tax expense:

	2010	2009	2008
Income (Loss) Before Taxes and NOL	$(4,203,329)	$(2,277,192)	$23,198
Federal Statutory Rate	X 34%	x 34%	X 34%
Taxes (Benefit) Computed at Federal Statutory Rates	(1,429,000)	(774,000)	7,900
State Taxes (Benefit), Net of Federal Taxes	(157,760)	(103,000)	1,600
Effects of:
Other	4,000		(3,036)
Nondeductible Merger Costs Paid	283,000	—	—
Merger with ante4, Inc.	195,000	—	—
Change in Valuation	1,560,000	877,000	—
Reported Provision	$65,240	$—	$6,464

        At December 31, 2010 and 2009, the Company has a net operating loss carryforward for Federal income tax purposes of $12,900,000, and $190,000, respectively, which expires in varying amounts during the tax years 2029 and 2030.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 9 INCOME TAXES (Continued)

        The components of the Company's deferred tax asset were as follows:

	Year Ended December 31,
	2010	2009
Deferred Tax Assets
Current:
Share Based Compensation (Warrants)	$255,000	$799,000
Share Based Compensation (Restricted Stock)	90,000	—
Unrealized Investment Gains	—	(2,000)
Other	78,000
Current	423,000	797,000
Non-Current:
Net Operating Loss Carryforwards (NOLs)	2,596,000	74,000
Fixed Assets	(186,000)	—
Share Based Compensation (Restricted Stock)	—	1,000
Share Based Compensation (Warrants)	—	3,000
Depletion	185,000	—
Intangible Drilling Costs	(1,116,000)	—
Impairment Loss	533,000	—
Non-Current	2,012,000	78,000
Total Deferred Tax Assets	2,435,000	875,000
Less: Valuation Allowance	2,435,000	875,000
Net Deferred Tax Asset	$—	$—

        In June 2006, FASB issued FASB ASC 740-10-05-6. Under FASB ASC 740-10-05-6, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards.

        The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2010, 2009 and 2008, the Company did not recognize any interest or penalties in its consolidated statement of operations, nor did it have any interest or penalties accrued in its consolidated balance sheet at December 31, 2010 and 2009 relating to unrecognized benefits.

        The tax years 2009 and 2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 10 OPERATING LEASES

Vehicles

        In November 2010, the Company entered into noncancelable operating leases for vehicles. Total lease expense under the agreements was approximately $3,300 for the year ended December 31, 2010.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 10 OPERATING LEASES (Continued)

        Minimum future lease payments under these vehicle leases are as follows:

Year Ending December 31,	Amount
2010	$20,074
2011	20,074
2012	16,728

Total	$56,876

Office Equipment

        The Company leases certain office equipment under a noncancelable operating lease. Total lease expense under the agreements was approximately $2,010 and $168 for the years ended December 31, 2010 and 2009.

        Minimum future lease payments under this noncancelable lease are as follows:

Year Ending December 31,	Amount
2011	2,010
2012	1,843

Total	$3,853

Building

        Effective January 2010, the Company entered into an operating lease agreement to lease 480 square feet of office space. The lease requires gross monthly lease payments of $420. The lease expires in December 2010 and becomes a month-to-month lease beginning January 2011.

        As part of the merger agreement on April 16, 2010, The Company assumed operating leases for office and production space that expire in June 2011. The future minimum lease payments under these leases are $420,000. The Company subleases the off ice space at a rate below future lease payments. As part of the merger agreement on April 16, 2010 the Company recorded a Lease Reserve for the amount the future lease payments were in excess of the future sublease payments to be received. This Lease Reserve is being amortized over the remaining term of the operating leases.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 11 FAIR VALUE

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

    Level 1—Quoted prices in active markets for identical assets or liabilities.

    Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

    Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of December 31, 2010 and 2009.

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of Deposit	$242,070	$—	$—

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Bonds	$275,151	$—	$—

          Level 1 assets consist of certificates of deposit and corporate bonds, the fair value of these investments are based on quoted market prices.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 11 FAIR VALUE (Continued)

        The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels. The fair value of the Company's asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The fair value of the asset retirement obligations is reflected on the balance sheet as follows.

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-current Liabilities	$—	$—	$(10,522)

Total	$—	$—	$(10,522)

        See Note 8 for a rollforward of the Asset Retirement Obligation.

NOTE 12 FINANCIAL INSTRUMENTS

        The Company's financial instruments include cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and senior secured promissory notes. The carrying amount of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and senior secured promissory notes approximate fair value because of their immediate or short-term maturities.

        The Company's accounts receivable relate to oil and natural gas sold to various industry companies. Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral. Management believes the Company's accounts receivable at December 31, 2010 do not represent significant credit risks as they are dispersed across many counterparties.

NOTE 13 COMPREHENSIVE INCOME

        The Company follows the provisions of FASB ASC 220-10-55 which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 13 COMPREHENSIVE INCOME (Continued)

        For the periods indicated, comprehensive income (loss) consisted of the following:

			For the Period From April 148, 2008 through December 31, 2008
	Year Ended December 31,
	2010	2009
Net Income (Loss)	$(4,268,569)	$(2,277,192)	$16,734
Unrealized gain (losses) on Short-term Investments	(6,486)	6,486	—

Other Comprehensive income (loss) net	$(4,275,055)	$(2,270,706)	$16,734

NOTE 14 MERGER WITH TARGET COMPANY

        Voyager formerly operated as ante4, Inc. ("ante4"), and prior to that, operated as WPT Enterprises, Inc., when it created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes (the "WPT Business"). On November 2, 2009, ante4 closed a transaction with Peerless Media Ltd., a subsidiary of PartyGaming, PLC ("Party") pursuant to which ante4 agreed to sell substantially all of its operating assets other than cash, investments and certain excluded assets to Party (the "Party Transaction"). As a result of closing the Party Transaction, ante4 ceased the WPT Business (other than operation of certain excluded assets retained by ante4), and planned to use the proceeds of the Party Transaction to develop or acquire a new business. In addition, ante4's name was changed from WPT Enterprises, Inc. to ante4, Inc.

        On April 16, 2010, ante4 closed a transaction pursuant to which Plains Energy Investments, Inc., a privately held oil and gas exploration company, was merged with and into a wholly-owned subsidiary of ante4. In connection with the Merger, ante4 changed its name to Voyager Oil & Gas, Inc. As a result of the Merger, the Target Company's stockholders were issued shares of ante4's common stock equal to approximately 51% of ante4's total outstanding common stock after the Merger. The assets remaining in the Company post-merger were $27,500,000 of cash and cash equivalents and a $500,000 note receivable from ante5, Inc. maturing on April 16, 2011. The note was paid prior to its maturity date in December 2010.

        The Company incurred merger-related costs of $735,942 during the year ended December 31, 2010. These costs included advisory, legal, accounting, valuation, other professional fees, and general administrative costs. In accordance with ASC 805-40, all merger-related costs were expensed in the period in which the costs were incurred and the services were received.

NOTE 15 SPIN-OFF OF ASSETS TO ANTE5, INC.

        Before the Merger became effective, ante4 transferred substantially all of its non-cash assets and some cash for working capital (together, the "ante5 Assets") to ante5, Inc ("ante5"), a wholly-owned subsidiary of ante4. The transfer of the ante5 Assets was made with the intent of consummating the

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 15 SPIN-OFF OF ASSETS TO ANTE5, INC. (Continued)

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

  •
  Contingent claims and interests relating to (a) to payments previously owed to ante4 by Xyience, Inc., a former sponsor of the WPT television series; (b) WPT China, a business segment of ante4 for which most activities were shut down in March 2009; (c) Cecure Gaming, for which ante4 was entitled to 50% of the net revenues and an 8% ownership interest, but whose business is currently in receivership in the British equivalent of a bankruptcy proceeding; and (d) a lawsuit currently pending against ante4's former auditors, Deloitte & Touche, LLP; and

  •
  ante4's 25% royalty participation, in perpetuity, in the net proceeds of Poker Royalty, LLC, a poker talent management company.

        In connection with the transfer of the ante5 Assets, ante5 assumed certain liabilities of ante4 relating to the previous WPT business, as well as a $500,000 note payable to Voyager, maturing on April 16, 2011. The note was paid prior to its maturity date in December 2010. ante5 also agreed to indemnify ante4 and related individuals from (a) liabilities and expenses relating to operations of ante4 prior to the effective date of the Merger, (b) operation or ownership of ante5's assets after the Merger effective date, and (c) certain tax liabilities of ante4. ante5's obligation to indemnify ante4 with respect to its former operations and certain tax liabilities is limited to $2.5 million in the aggregate.

NOTE 16 SUBSEQUENT EVENTS

        In February 2011, the Company completed a sale of 12,500,000 shares of common stock. The net proceeds from this sale of common stock were approximately $46.6 million after deducting underwriters discounts and estimated offering expenses. The Company also issued 6,250,000 of warrants to subscribers of the private placement concurrently with the sale of shares. The warrants have an exercise price of $7.10, and a five year term from the date of the closing.

VOYAGER OIL & GAS, INC.
(Formerly ante4, Inc.)

Notes to Consolidated Financial Statements (Continued)

NOTE 17 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Quarterly data for the years ended December 31, 2010 and 2009 are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010
Revenue	$22,497	$162,548	$265,229	$492,566
Expenses	267,529	506,721	690,896	2,370,763
Loss from Operations	(245,032)	(344,173)	(425,667)	(1,878,197)
Other Income (Expense)	10,991	(737,784)	(68,363)	(515,104)
Income Tax Provision	—	32,620	16,310	16,310
Net Loss	(234,041)	(1,114,577)	(510,340)	(2,409,611)
Net Loss Per Common Share—Basic	(0.01)	(0.03)	(0.01)	(0.05)
Net Loss Per Common Share—Diluted	(0.01)	(0.03)	(0.01)	(0.05)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2009
Revenue	$—	$—	$—	$—
Expenses	643	430	14,313	2,292,843
Loss from Operations	(643)	(430)	(14,313)	(2,292,843)
Other Income	1,209	812	895	28,121
Income Tax Provision	—	—	—	—
Net Income (Loss)	566	382	(13,418)	(2,264,722)
Net Income (Loss) Per Common Share—Basic	—	—	—	(0.33)
Net Income (Loss) Per Common Share—Diluted	—	—	—	(0.33)

SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION

(UNAUDITED)

Oil and Natural Gas Exploration and Production Activities

        Oil and gas sales reflect the market prices of net production sold or transferred with appropriate adjustments for royalties, net profits interest, and other contractual provisions. Production expenses include lifting costs incurred to operate and maintain productive wells and related equipment including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Production taxes include production and severance taxes. Depletion of oil and natural gas properties relates to capitalized costs incurred in acquisition, exploration, and development activities. Results of operations do not include interest expense and general corporate amounts. The results of operations for the company's oil and natural gas production activities are provided in the company's related statements of operations.

Costs Incurred and Capitalized Costs

        The costs incurred in oil and natural gas acquisition, exploration and development activities follow:

	Year Ended December 31,
	2010	2009	2008
Costs Incurred for the Year:
Proved Property Acquisition	$—	$—	$—
Unproved Property Acquisition	22,886,390	3,604.861	872,375
Exploration Costs	1,358,867	—	—
Development	9,154,054	—	—

Total	$33,399,311	$3,604,861	$872,375

        Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired. The Company anticipates these excluded costs will be included in the depletion computation over the next five years. The Company is unable to predict the future impact on depletion rates. The following is a summary of capitalized costs excluded from depletion at December 31, 2010 by year incurred.

	Year Ended December 31,
	2010	2009	2008
Property Acquisition	$21,377,310	$2,274,326	$872,375
Exploration	1,358,867	—	—
Drilling	5,293,231	—	—

Total	$28,029,408	$2,274,326	$872,375

Oil and Natural Gas Reserves and Related Financial Data

        Information with respect to the Company's crude oil and natural gas producing activities is presented in the following tables. Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Hohn Engineering. PLLC, independent petroleum consultants based on information provided by the company.

Oil and Natural Gas Reserve Data

        The following tables present the Company's independent petroleum consultants' estimates of its proved oil and natural gas reserves. The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

	Natural Gas (MCF)	Oil (BLS)
Proved Developed and Undeveloped Reserves at December 31, 2009	—	—

Extensions, Discoveries and Other Additions	187,130	354,757
Production	(3,489)	(13,198)

Proved Developed and Undeveloped Reserves at December 31, 2010	183,641	341,559

Proved Developed Reserves at December 31, 2010	35,573	94,783

        Proved reserves are estimated quantities of oil and natural gas, which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are included for reserves for which there is a high degree of confidence in their recoverability and they are scheduled to be drilled within the next five years.

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

        The following table presents a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas were prepared in accordance with the provisions of ASC 932-235-555 (formerly SFAS 69). Future cash inflows were computed by applying average prices of oil and natural gas for the last 12 months as of December 31, 2010 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and natural gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's oil and natural gas reserves.

Year Ended December 31,
2010
Future Cash Inflows	$24,430,880
Future Production Costs	(6,183,310)
Future Development Costs	(8,643,951)
Future Income Tax Expense	—

Future Net Cash Inflows	9,603,619

10% Annual Discount for Estimated Timing of Cash Flows	(4,828,213)

Standardized Measure of Discounted Future Net Cash Flows	$4,775,406

        The twelve month average prices for the year ended December 31, 2010 was adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company's reserves. The prices for the Company's reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2010	$4.05	$69.35

        Changes in the future net cash inflows discounted at 10% per annum follow:

Year Ended December 31,
2010
Beginning of Period	$—
Sales of Oil and Natural Gas Produced, Net of Production Costs	(813,411)
Extensions and Discoveries	5,588,817
Previously Estimated Development Cost Incurred During the Period	—
Net Change of Prices and Production Costs	—
Change in Future Development Costs	—
Revisions of Quantity and Timing Estimates	—
Accretion of Discount	—
Change in Income Taxes	—
Purchase of Reserves in Place	—
Other	—

End of Period	4,775,406