Form 10-Q
period 2011-03-31
Voyager Oil & Gas, Inc.
filed 2011-05-09
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-50848

Voyager Oil & Gas, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	77-0639000
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2718 Montana Ave., Suite 220
Billings, Montana	59101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (406) 245-4901

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2011, there were 57,848,431 shares of Common Stock, $0.001 par value per share outstanding.

VOYAGER OIL & GAS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOYAGER OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$46,879,679	$11,358,520
Trade Receivables	476,863	295,821
Short Term Investments	—	242,070
Prepaid Drilling Costs	3,069,567	493,660
Prepaid Expenses	47,589	85,988
Restricted Cash	51,000	51,000
Other Current Assets	—	1,465
Total Current Assets	50,524,698	12,528,524

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method
Proved Properties	10,367,288	6,700,438
Unproved Properties	37,992,372	31,176,109
Other Property and Equipment	83,428	18,346
Total Property and Equipment	48,443,088	37,894,893
Less - Accumulated Depreciation and Depletion	(2,336,762)	(1,927,991)
Total Property and Equipment, Net	46,106,326	35,966,902

Total Assets	$96,631,024	$48,495,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,734,945	$537,757
Accrued Expenses	180,576	188,923
Operating Lease Reserve	100,376	200,756
Senior Secured Promissory Notes, Net	14,892,123	14,836,644
Total Current Liabilities	17,908,020	15,764,080

LONG-TERM LIABILITIES
Other Noncurrent Liabilities	16,004	10,522

Total Liabilities	17,924,024	15,774,602

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 20,000,000 Shares Authorized;
None Issued or Outstanding	—	—
Common Stock, Par Value $.001; 100,000,000 Authorized, 57,848,431
Outstanding (12/31/2010 — 45,344,431 Shares Outstanding)	57,848	45,344
Additional Paid-In Capital	86,067,953	39,204,507
Accumulated Deficit	(7,418,801)	(6,529,027)
Total Stockholders’ Equity	78,707,000	32,720,824

Total Liabilities and Stockholders’ Equity	$96,631,024	$48,495,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VOYAGER OIL & GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended
	March 31,
	2011	2010
REVENUES
Oil and Gas Sales	$832,621	$22,497

OPERATING EXPENSES
Production Expenses	49,978	—
Production Taxes	79,964	2,587
General and Administrative Expense	694,314	255,710
Depletion of Oil and Gas Properties	407,984	8,500
Depreciation and Amortization	787	732
Accretion of Discount on Asset Retirement Obligations	261	—
Total Expenses	1,233,288	267,529

LOSS FROM OPERATIONS	(400,667)	(245,032)

OTHER INCOME (EXPENSE)
Interest Expense	(495,479)	—
Other Income	6,372	10,991
Total Other Income (Expense)	(489,107)	10,991

LOSS BEFORE INCOME TAXES	(889,774)	(234,041)

INCOME TAX PROVISION	—	—

NET LOSS	$(889,774)	$(234,041)

Net Loss Per Common Share — Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding — Basic and Diluted	52,567,631	22,921,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VOYAGER OIL & GAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(889,774)	$(234,041)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used for) Operating Activities
Depletion of Oil and Gas Properties	407,984	8,500
Depreciation and Amortization	787	732
Amortization of Loan Discount	55,479	—
Accretion of Discount on Asset Retirement Obligations	261	—
Gain on Sale of Available for Sale Securities	—	(4,928)
Share — Based Compensation Expense	256,739	178,146
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(181,042)	(19,910)
Decrease in Prepaid Expenses	38,399	—
Decrease (Increase) in Other Current Assets	1,465	(11,229)
Increase in Accounts Payable	2,112,370	20,745
Decrease in Accrued Expenses	(8,347)	(2,581)
Decrease in Operating Lease Reserve	(100,380)	—
Net Cash Provided by (Used For) Operating Activities	1,693,941	(64,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Property and Equipment	(65,082)	(4,598)
Prepaid Drilling Costs	(2,575,907)	—
Proceeds from Sales of Available for Sale Securities	242,070	183,090
Acquisition and Development of Oil and Gas Properties	(10,393,074)	(732,792)
Net Cash Used For Investing Activities	(12,791,993)	(554,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock - Net of Issuance Costs	46,602,251	779,240
Proceeds from Exercise of Stock Options and Warrants	16,960	800
Net Cash Provided by Financing Activities	46,619,211	780,040

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,521,159	161,174

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	11,358,520	691,263

CASH AND CASH EQUIVALENTS — END OF PERIOD	$46,879,679	$852,437

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$450,000	$—
Cash Paid During the Period for Income Taxes	$—	$—

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties Paid Subsequent to Period End	$84,818	$—
Purchase of Oil and Gas Properties through Issuance of Common Stock	$—	$2,358,900
Purchase of Oil and Gas Properties through Due to Related Party	$—	$1,374,675
Payment of Capital Raise Costs with Issuance of Common Stock	$—	$186,340
Fair Value of Warrants and Options Granted as Compensation	$—	$120,770
Payment of Compensation through Issuance of Common Stock	$256,739	$57,376
Capitalized Asset Retirement Obligations	$5,221	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VOYAGER OIL & GAS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2011

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

On June 14, 2010 ante4. Inc. completed the spin-off of ante5, Inc. (“ante5”). ante5 was previously a wholly-owned subsidiary of Voyager and holds certain assets principally related to Voyager’s prior entertainment and consumer products business. ante5 has become a separate publicly reporting U.S. company. The spin-off was completed through the distribution of one share of ante5 common stock for each share of Voyager common stock held by stockholders as of the record date, June 24, 2010.

Voyager is an independent energy company engaged in the business of acquiring acreage in prospective natural resource plays in the states of Montana and North Dakota within the Williston Basin of the United States and the states of Colorado and Wyoming within the Denver-Julesburg Basin of the United States. The Company seeks to accumulate acreage blocks and build net asset value via the production of hydrocarbons in repeatable and scalable opportunities.

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

The Company has three employees as of March 31, 2011. The Company will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business. With the continued acquisition of oil and gas properties, the Company intends to continue to establish itself with industry partners best suited to the areas of operation. As the Company continues to establish a revenue base with cash flow, it may seek opportunities more aggressive in nature.

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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

The condensed financial information included herein is unaudited, except the condensed balance sheet as of December 31, 2010, which has been derived from the Company’s audited financial statements as of December 31, 2010.  However, such information includes all adjustments (consisting of normal recurring adjustments), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to certain rules and regulations of the Securities and Exchange Commission.  Interim financial results should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2010, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Restricted Cash

At March 31, 2011, the Company has $51,000 of restricted cash. The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to an office lease. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in interest-bearing money market funds. Income from these investments is paid to the Company and recognized in other income.

Short-Term Investments

All marketable debt, equity securities and certificates of deposit that were included in short-term investments as of December 31, 2010 were considered available-for-sale and were carried at fair value. The short-term investments were considered current assets as of December 31, 2010 due to the Company’s ability and intent to use them to fund current operations. The unrealized gains and losses related to these securities were included in accumulated other comprehensive income (loss). When securities were sold, their cost was determined based on specific identification. The realized gains and losses related to these securities were included in other income in the consolidated statements of operations.

For the three months ended March 31, 2010 there were realized gains of $4,928 recognized on the sale of investments.  There were no realized gains or losses recognized on the sale of investments for the three months ended March 31, 2011.

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non oil and gas long-lived assets. Depreciation expense was $787 for the three months ended March 31, 2011.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the well is spud or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Asset retirement obligations are included in other noncurrent liabilities on the consolidated condensed balance sheet.

Revenue Recognition and Gas Balancing

The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of March 31, 2011, the Company’s natural gas production was in balance, i.e., its cumulative portion of gas production taken and sold from wells in which it has an interest equaled the Company’s entitled interest in gas production from those wells.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55. The Company recognizes stock-based compensation expense in the consolidated financial statements over the vesting period of equity-classified employee stock-based compensation awards based on the grant date fair value of the awards, net of estimated forfeitures. For options and warrants the Company uses the Black-Scholes option valuation model to calculate the fair value of stock based compensation awards at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. For the stock options and warrants granted in 2010 and 2009 the Company used a variety of comparable and peer companies to determine the expected volatility input based on the expected term of the options. The Company believes the use of peer company data fairly represents the expected volatility it would experience if it were in the oil and gas industry over the expected term of the options. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. Changes in these assumptions can materially affect the fair value estimate.

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

Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a loss for the three months ended March 31, 2011 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of March 31, 2011, there are 225,000 stock options that are issued and presently exercisable and represent potentially dilutive shares.

As of March 31, 2011, there are also 750,000 stock options that have been granted but are not presently exercisable and represent potentially dilutive shares.

As of March 31, 2011, there are also 1,563,051 warrants that are issued but not presently exercisable. These warrants have an exercise price of $0.98 and vest in December 2011.

As of March 31, 2011, there are 6,250,000 warrants that are issued and presently exercisable.  These warrants have an exercise price of $7.10.

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

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. As of March 31, 2011, the Company has had no property sales.

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.  For the three months ended March 31, 2011, the Company included $211,176 related to leases expected to expire in June 2011 in Wyoming within costs subject to the depletion calculation.

Capitalized costs associated with impaired properties and properties having proved reserves, estimated future development costs, and asset retirement costs under FASB ASC 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. The costs of unproved properties are withheld from the depletion base until such time as they are developed, impaired or abandoned.

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding 12-months to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the consolidated balance sheet. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. There was no impairment of oil and gas properties recorded for the three months ended March 31, 2011.

Joint Ventures

The consolidated condensed financial statements as of March 31, 2011include the accounts of the Company and its proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

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

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules. There was no impairment identified at March 31, 2011.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of Voyager Oil & Gas, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Change in Reporting Period End

On July 29, 2010, the Company’s Board of Directors approved a change in the Company’s fiscal year end to a traditional calendar year from that of a last Sunday of quarter end period. The change in reporting period has been reflected in this Quarterly Report on Form 10-Q. The Company’s fiscal year end is December 31, and the quarters end on March 31, June 30 and September 30.

NOTE 3 OIL AND GAS PROPERTIES

Major Joint Venture

In May 2008, the Company entered into the Major Joint Venture Agreement with a third-party partner to acquire certain oil and gas leases in the Tiger Ridge Gas Field in Blaine, Hill, and Choteau Counties of Montana. Under the terms of the agreement, the Company is responsible for all lease acquisition costs. The third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator. The Company controls an

87.5% working interest on all future production and reserves, while the third-party joint venture partner controls 12.5%. The joint venture had accumulated oil and gas leases totaling 67,384 net mineral acres as of March 31, 2011. The Company initially committed to a minimum of $1,000,000 toward this joint venture.  An amendment was executed in April 2011 to remove the maximum amount committed under the joint venture.  The third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company’s contributions to the joint venture totaled $3,659,351 as of March 31, 2011, consisting of $2,150,496 in leasing costs, $1,358,868 in seismic costs and $149,987 in drilling costs. The unutilized cash balance was $48,978 as of March 31, 2011.

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

Big Snowy Joint Venture

In October 2008, the Company entered into the Big Snowy Joint Venture Agreement with an administrator third-party to acquire certain oil and gas leases in the Heath Oil play in Musselshell, Petroleum, Garfield, Rosebud and Fergus Counties of Montana, and another third-party to perform as the operator. Under the terms of the agreement, the Company is responsible for 72.5% of lease acquisition costs, and the other two third-parties are individually responsible for 2.5% and 25% of the lease acquisition costs. Each party controls the same respective working interest on all future production and reserves.  The administrator third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator.  The joint venture had accumulated oil and gas leases totaling 33,562 net mineral acres as of December 31, 2010. The Company is committed to a minimum of $1,000,000 and up to $1,993,750 toward this joint venture, with all partners, including the Company, committing a minimum of $2,750,000. The administrator third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company’s contributions to the joint venture totaled $724,744 as of March 31, 2011. The unutilized cash balance was $11,799 as of March 31, 2011.

Niobrara Development with Slawson Exploration Company, Inc.

On June 28, 2010, the Company entered into an exploration and development agreement with Slawson Exploration Company, Inc. (“Slawson”) to develop Slawson’s 48,000 net acres in the Denver-Julesberg Basin Niobrara Formation in Weld County, Colorado. Slawson commenced the continuous drilling program in early July 2010 with an initial series of three test wells. Beginning in October 2010, Slawson commenced drilling operations on 15 spacing units and an additional 10 spacing units’ leases which were granted extensions to November 2011 by the state of Colorado due to access restrictions.  Voyager purchased a 50% working interest in the approximately 48,000 acre block for $7.5 million and will participate on a heads-up basis on all wells drilled, as well as participate for its proportionate working interest in all additional acreage acquired in an Area of Mutual Interest consisting of Weld and Laramie Counties. Following the results of the three test wells, Voyager and Slawson allowed approximately 15,000 acres from the initial 34,000 acres of state leases in Weld County, Colorado to expire on November 15, 2010. Three additional wells were begun during the quarter ended March 31, 2011 and are in various stages of drilling and completion.

The Company has also completed other miscellaneous acquisitions in Montana and North Dakota during the quarter ended March 31, 2011.

The risk that the Company will experience a ceiling test write-down increases when oil and gas prices are depressed or if the Company has substantial downward revisions in its estimated proved reserves. Based on calculated reserves at December 31, 2010 the unamortized costs of the Company’s oil and gas properties exceeded the ceiling limit by

$1,377,188. As a result, the Company was required to record a write-down of the net capitalized costs of its oil and gas properties in the amount of $1,377,188 at December 31, 2010.  The Company analyzed the need of a further ceiling test write-down in Q1 FY11 and noted one was not required due to the increase of producing wells and related proven developed reserves during the quarter and increased oil prices used in the ceiling test.

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

NOTE 5 PREFERRED AND COMMON STOCK

The Company has authorized 20,000,000 shares of preferred stock. No shares of preferred stock have been issued as of March 31, 2011.

In February 2011, the Company completed a private placement of 12,500,000 shares of common stock at a subscription price of $4.00 per share for total gross proceeds of $50 million. In addition to common stock, investors purchasing shares received a warrant to purchase common stock.  For each share of common stock purchased in this transaction, the purchaser received the right to purchase one-half share of the Company’s common stock at a price of $7.10 per share for a period of five years from the date of the closing.  The total number of shares that are issuable upon exercise of warrants is 6,250,000.  The Company incurred costs of $3,397,749 related to this transaction.  These costs were netted against the proceeds of the transaction through Additional Paid-In Capital.

Restricted Stock Awards

During the year ended December 31, 2009, the Company issued 468,916 restricted shares of common stock as compensation to its officers. The restricted shares vest on December 1, 2011 and December 31, 2011. As of March 31, 2011, there was approximately $169,000 of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.

There were no changes to the outstanding restricted common stock in the three month period ended March 31, 2011.

NOTE 6 STOCK OPTIONS AND WARRANTS

Stock Options

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the period ending March 31, 2011:

Currently Outstanding Options

• Options covering 4,000 shares were exercised at $4.24 during the three months ended March 31, 2011.

• No options were forfeited during the three months ended March 31, 2011.

• No options expired during the three months ended March 31, 2011.

• The Company recognized $78,592 of compensation expense related to outstanding options for the three month period ended March 31, 2011.

• There is $1,120,728 of compensation expense that will be recognized in future periods through 2014 relating to options that have been granted as of March 31, 2011.

• There were 750,000 unvested options at March 31, 2011.

Warrants

Warrants Granted February 2011

In February 2011, in conjunction with the sale of 12,500,000 shares of common stock (see Note 5), the Company issued investors warrants to purchase a total of 6,250,000 shares of common stock exercisable at $7.10 per share.

The table below reflects the status of warrants outstanding at March 31, 2011:

Issue Date	Warrants	Exercise Price	Expiration Date
December 1, 2009	260,509	$0.98	December 1, 2019
December 31, 2009	1,302,542	$0.98	December 31, 2019
February 8, 2011	6,250,000	$7.10	February 8, 2016
	7,813,051

Outstanding Warrants

• No warrants were forfeited or expired during the three month period ended March 31, 2011.

• The Company recorded expense related to these warrants of $120,770 for the three month period ended March 31, 2011. There is $355,665 of compensation expense that will be recognized in future periods relating to warrants that have been granted as of March 31, 2011.

• There are 6,250,000 warrants exercisable at December 31, 2010, and 1,563,051 that become exercisable in December 2011.

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

The Loans were sold at a discount and yielded cash proceeds of $14,775,000. The discount amount of $225,000 is being amortized to interest expense over twelve months, the initial term of the Loans, using the effective interest method. The amortization of the discount for the three months ended March 31, 2011 was $55,479.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three month period ended March 31, 2011:

Three Months Ended March 31, 2011
Beginning Asset Retirement Obligation	$10,522
Liabilities Incurred for New Wells Placed in Production	5,221
Accretion of Discount on Asset Retirement Obligations	261
Ending Asset Retirement Obligation	$16,004

NOTE 9 INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company does not expect to pay any federal or state income tax for 2011 as a result of the losses recorded during the three months ended March 31, 2011 as well as additional losses expected for the remainder of 2011.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2011, the Company maintains a full valuation allowance for all deferred tax assets.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 10 FAIR VALUE

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels. The fair value of the Company’s asset retirement obligations at their inception are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The fair value of the asset retirement obligations incurred during the period is reflected on the balance sheet as follows.

	Fair Value Measurements at March 31, 2011 Using
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-current Liabilities	$—	$—	$(16,004)
Total	$—	$—	$(16,004)

See Note 8 for a rollforward of the Asset Retirement Obligation.

NOTE 11 FINANCIAL INSTRUMENTS

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

The Company’s accounts receivable relate to oil and natural gas sold to various industry companies. Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral. Management believes the Company’s accounts receivable at March 31, 2011 do not represent significant credit risks as they are dispersed across many counterparties.

NOTE 12 COMPREHENSIVE INCOME

The Company follows the provisions of FASB ASC 220-10-55 which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2011	2010
Net Income (Loss)	$(889,774)	$(234,041)
Unrealized gains on Short-term Investments	—	11,497
Other Comprehensive income (loss) net	$(889,774)	$(229,030)

NOTE 13 SUBSEQUENT EVENTS

On April 3, 2011 the Company’s Chairman approved a purchase agreement to pay $1,000,000 as consideration for the assignment of certain leases in Richland County, Montana. The agreement specifies leases totaling approximately 1,320 net mineral acres and is expected to close in second quarter of 2011 upon completing examination of title.

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

Overview

Voyager Oil & Gas, Inc. (“Voyager,” “we,” “us,” or “our”) is a Delaware corporation formed for the purpose of providing capital investments for acreage acquisitions and working interests in existing or planned hydrocarbon production with a special focus on scalable, repeatable natural gas plays with established operators. Our business focuses on properties in Montana, North Dakota, Colorado and Wyoming. We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us. Our required capital commitment may grow if the opportunity presents itself and depending upon the results of initial testing and development activities.

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

Business

Voyager’s primary focus is to acquire high value leasehold interests specifically targeting oil shale resource prospects in the continental United States. We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us. We believe our competitive advantage is our ability to continue to acquire leases directly from the mineral owners through “organic leasing.” Because of our size and maneuverability, we are able to deploy our land acquisition teams into specific areas based on the latest industry information. We generate revenue by and through the conversion of our leasehold into non-operated working interests in multiple Bakken, Three Forks, Niobrara and other oil shale wells. We believe our drilling participation, primarily on a heads-up basis proportionate to our working interest, will allow us to deliver high value with low cost.

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

Assets and Acreage Holdings

As of May 9, 2011, Voyager controls approximately 143,000 net acres in the following five primary prospect areas:

•                  27,000 core net acres targeting the Bakken/Three Forks in North Dakota and Montana;

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

We control a 50% interest of approximately 34,000 net acres in Colorado targeting the Niobrara formation, the majority of which is extended to November 2011 through the commencement of drilling operations on approximately 13,500 net acres and extensions granted by the state of Colorado on approximately 5,000 net acres.  Following the results of the three test wells, Voyager and Slawson allowed approximately 15,000 acres from the initial 34,000 acres of state leases in Weld County, Colorado to expire on November 15, 2010.  We control a 50% interest of approximately 5,000 net acres in Wyoming targeting the Niobrara formation, the majority of which expire in or subsequent to June 2011.  As of March 31, 2011, we included $211,176 of lease acquisition costs associated with leases expected to expire in June 2011 in Wyoming within costs subject to the depletion calculation.

As described in Note 2 in the footnotes to the financial statements, capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The results of the ceiling test based on the reserve report at December 31, 2010 resulted in an impairment of $1,377,188 for the year ended December 31, 2010.  The Company analyzed the need of a further ceiling test write-down in Q1 FY11 and noted one was not required due to the increase of producing wells and related proven developed reserves during the quarter and increased oil prices used in the ceiling test.

2011 Drilling Projects

We are engaged in several drilling activities on properties presently owned and intend to drill or develop additional properties acquired in the future.  As of March 31, 2011, we had interests in a total of 46 gross Bakken-Three Forks wells (1.72 net) that were drilling, completing or producing, including 11 gross (0.48 net) producing Bakken-Three Forks wells.  Permits continue to be issued for drilling units in which we have acreage interests within North Dakota and Montana.  We expect to participate in 70 gross, six net Bakken-Three Forks wells in 2011.

We have completed the preliminary development of the acreage position we acquired in the Denver-Julesberg Basin of Weld County, Colorado in 2010 with our operating partner, Slawson Exploration Company, Inc.  The development program consists of three gross test wells, which began drilling activity in July 2010.  The results of the initial three test wells have provided data points on our acreage position and ultimately how many wells will be drilled in 2011.  One of the test wells is producing as of March 31, 2011.  Beginning in October 2010, Slawson commenced drilling operations on 15 spacing units and an additional 12 spacing units’ leases which were granted extensions to November 2011 by the state of Colorado due to access restrictions.  Slawson drilled three wells during the quarter ended March 31, 2011.  Those wells are in various stages of completion.

Production History

The following table presents information about our produced oil and gas volumes during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  As of March 31, 2011, we were selling oil and natural gas from a total of twelve gross wells (approximately 0.48 net wells), compared to one gross wells (0.01 net wells) at March 31, 2010.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended March 31,
	2011	2010
Net Production:
Oil (Bbl)	10,165	307
Natural Gas (Mcf)	577	81
Barrel of Oil Equivalent (Boe)	10,262	320

Average Sales Prices:
Oil (per Bbl)	81.66	72.64
Effect of settled oil hedges on average price (per Bbl)	0.00	0.00
Oil net of settled hedging (per Bbl)	81.66	72.64
Natural Gas and Other Liquids (per Mcf)	4.33	6.73
Effect of natural gas hedges on average price (per Mcf)	0.00	0.00
Natural gas net of hedging (per Mcf)	4.33	6.73

Average Production Costs:
Oil (per Bbl)	14.35	10.16
Natural Gas (per Mcf)	0.40	0.20
Barrel of Oil Equivalent (Boe)	14.24	8.06

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010
Depletion of oil and natural gas properties	$407,984	$8,500

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at March 31, 2011 and March 31, 2010. A net well represents our fractional working ownership interest of a gross well. No wells have been permitted or drilled on any of our Big Snowy Joint Venture acreage in Montana. The following table also does not include wells that were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31,
	2011		2010
	Gross	Net	Gross	Net
North Dakota Bakken—Three Forks	10	0.29	1	0.01
Montana Bakken—Three Forks	1	0.19	0	0
Montana Heath Shale	0	0	0	0
Montana Natural Gas	0	0	0	0
Colorado Niobrara	1	0.50	0	0
Wyoming Niobrara	0	0	0	0
Total:	12	0.98	1	0.01

Exploratory Oil Wells

Voyager is participating with a 50% working interest in exploratory oil wells in the Denver-Julesberg Basin of Colorado with drilling partner Slawson Exploration, Inc. As of March 31, 2011, six wells had been drilled. One of the wells was producing and included in the productive oil well table. The other five wells were in various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet. The Moonshine #1-36H and Outlaw #16-11-66H were completed as producers, the Joker #36-9-62H is currently flowing back after fracture stimulation, and the Smuggler #16-10-62H and Birds of Prey #36-10-61 are waiting on completion. Slawson’s delineation of the more prospective acreage and additional 2011 well locations will be determined by the results of the three most recent wells.

	March 31,
	2011		2010
	Gross	Net	Gross	Net
North Dakota Bakken—Three Forks	0	0	0	0
Montana Bakken—Three Forks	0	0	0	0
Montana Heath Shale	0	0	0	0
Montana Natural Gas	0	0	0	0
Colorado Niobrara	5	2.50	0	0
Wyoming Niobrara	0	0	0	0
Total:	5	2.50	0	0

Results of Operations

Comparison of the Three Months Ended March 31, 2011 with the Three Months Ended March 31, 2010

	Three Months Ended March 30, 2011	Three Months Ended March 31, 2010

Revenues	$832,621	$22,497

Operating Expenses:
Production Expenses	$49,978	$
Production Taxes	79,964	2,587
General and Administrative Expense	694,314	255,710
Depletion of Oil and Gas Properties	407,984	8,500
Depreciation and Amortization	787	732
Accretion of Discount on Asset Retirement Obligation	261	—
Total Operating Expenses	1,233,288	267,529

Loss From Operations	(400,667)	(245,032)

Other Income (Expense):	(489,107)	10,991

Loss Before Income Taxes	(889,774)	(234,041)

Provision for Income Taxes	—	—

Net Loss	$(889,774)	$(234,041)

Revenues

We recognized $832,621 in revenues from sales of oil and natural gas for the three months ended March 31, 2011, compared to $22,497 for the three months ended March 31, 2010.  This increase in revenue is due primarily to production from twelve gross (0.98 net) wells across all plays as of March 31, 2011, compared to production from one gross (0.01 net) wells as of March 31, 2010.  We report our revenues on wells in which we have a working interest based on information received from operators.  The recognition of revenues in this manner is in accordance with generally accepted accounting principles.

General and Administrative Expense

We recognized $694,314 in general and administrative expense for the three months ended March 31, 2011 compared to $255,710 for the three months ended March 31, 2010.  This increase resulted from $256,739 of share-based compensation for the three months ended March 31, 2011, compared to $178,146 for the three months ended March 31, 2010, and $240,912 of professional fees for the three months ended March 31, 2011, compared to $29,400 for the three months ended March 31, 2010.

Depreciation, Depletion and Amortization Expense

We recognized $408,771 in depreciation, depletion and amortization expense for the three months ended March 31, 2011, compared to $9,232 for the three months ended March 31, 2010.  This increase in expenses resulted from $407,984 of depletion of oil and gas properties for the three months ended March 31, 2011, compared to $8,500 for the three months ended March 31, 2010.

Net loss

We had a net loss of $889,774 (representing ($0.02) per share) for the three months ended March 31, 2011, compared to a net loss of $234,041 (representing ($0.01) per share) for the three months ended March 31, 2010.  Total operating expenses were $1,233,288 for the three months ended March 31, 2011, compared to operating expenses of $267,529 for the three months ended March 31, 2010.  Interest expense was $495,479 for the three months ended March 31, 2011, compared to $-0- for the three months ended March 31, 2010.  The increase is due to the issuance of senior secured promissory notes in September 2010 described in Note 7 in the footnotes to the financial statements.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net earnings (loss) as defined under GAAP, Voyager also presents net earnings before interest, income taxes, depreciation, depletion, and amortization (adjusted EBITDA), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings after adjustment for those items described in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements, such as net earnings (loss) (its most comparable GAAP financial measure), and Voyager’s calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items described below, Voyager believes the measure is useful in evaluating its fundamental core operating performance. Voyager also believes that adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Voyager’s management uses adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. Voyager’s management does not view adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) and revenues to measure operating performance. The following table provides a reconciliation of net earnings (loss), the most directly comparable GAAP measure, to adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(889,774)	$(234,041)
Interest expense	495,479	—
Accretion of asset retirement obligations	261	—
Depreciation, depletion, and amortization	408,771	8,500
Stock-based compensation	256,739	178,146
Adjusted EBITDA	$271,476	$(47,395)

Liquidity and Capital Resources

Senior Secured Note Offering

On September 22, 2010, we received aggregate commitments for a $15,000,000 loan in the form of 12.00% Senior Secured Promissory Notes provided by certain accredited investors for the purpose of financing future drilling and development activities.  Proceeds from the Notes were used and will be used primarily to fund developmental drilling on our significant acreage positions targeting the Denver-Julesberg Basin Niobrara formation through our joint venture with Slawson Exploration and the Williston Basin Bakken/Three Forks.

The Loan bears interest at the rate of 12.00% per annum.  All principal will be due and payable on the ultimate maturity date of the Loan.

Pursuant to the Loan, the Investors also have a first priority security interest on all of our assets, on a pari passu basis with each other.

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

February 2011 Private Placement

In February 2011, the Company completed a private placement of 12,500,000 shares of common stock at a subscription price of $4.00 per share for total gross proceeds of $50 million. In addition to common stock, investors purchasing shares received a warrant to purchase common stock.  For each share of common stock purchased in this transaction, the purchaser received the right to purchase one-half share of the Company’s common stock at a price of $7.10 per share for a period of five years from the date of the closing.  The total number of shares that are issuable upon exercise of warrants is 6,250,000.  The Company incurred costs of $3,397,749 related to this transaction.  These costs were netted against the proceeds of the transaction through Additional Paid-In Capital.

Cash and Cash Equivalents

Our total cash resources, excluding short-term investments, as of March 31, 2011 were $46,879,679, compared to $11,358,520 as of December 31, 2010. The increase in cash balance was primarily attributable to the private placement in February 2011 described in Note 5 in the footnotes to the financial statements.

Net Cash Provided by (Used In) Operating Activities

Net cash provided by (used in) operating activities was $1,693,941for the three months ended March 31, 2011 compared to $(64,566) for the three months ended March 31, 2010.  The increase in the net cash provided by operating activities is primarily attributable to the increase in accounts payable and makes up a portion of our net loss during the three months ended March 31, 2011.

Net Cash Used In Investment Activities

Net cash used in investment activities was $12,791,993 and for the three months ended March 31, 2011 compared to $554,300 for the three months ended March 31, 2010.  The increase in cash used in investment activities is primarily attributable to the purchase and development of oil and gas properties in the Williston Basin, as well as the increase of prepaid drilling costs paid during the quarter.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $46,619,211 for the three months ended March 31, 2011 compared to $780,040 for the three months ended March 31, 2010.  The increase in net cash provided by financing activities is primarily attributable to proceeds from the private placement described in Note 5 in the footnotes to the financial statements.

Adequacy of Capital Resources

With the addition of capital achieved through the private placement in February 2011, we believe we have sufficient capital to meet our drilling commitments and expected general and administrative expenses through 2011. Any strategic acquisition of assets may require us to access the capital markets.  We may also choose to access the equity capital markets to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any appropriately priced sales that may occur.  However, additional capital may not be available to us on favorable terms or at all.

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

Revenue Recognition and Gas Balancing

The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of March 31, 2011, the Company’s natural gas production was in balance, i.e., its cumulative portion of gas production taken and sold from wells in which we have an interest equaled the Company’s entitled interest in gas production from those wells.

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

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. As of March 31, 2011, the Company has had no property sales.

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. No impairment was recognized in the three months ended March 31, 2011.

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

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding 12-months to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the consolidated balance sheet. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. There was no impairment of oil and gas properties recorded for the three months ended March 31, 2011.

Joint Ventures

The consolidated financial statements as of March 31, 2011include the accounts of the Company and its proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

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

Cautionary Factors That May Affect Future Results

This Form 10-Q and other written reports and oral statements made from time to time by us may contain so-called “forward-looking statements,” regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  All statements other than statements of historical facts included in this report, such as statements regarding our future expectations to participate in or drill additional wells, that wells will continue to flow at current or forecasted rates, that oil cut on producing wells will continue at current or anticipated rates, that we will achieve or drilling goals and that we will continue our aggressive acreage acquisition and expansion are forward-looking statements. Forward-looking statements are based on our current expectations and assumptions about future events and involve inherent risks and uncertainties. Important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements, including those described in our public filings with the Securities and Exchange Commission. Investors should not place undue reliance on any such forward-looking statements, which are made only as of the date hereof.

We do not assume the obligation to update any forward-looking statement, other than as required by law.  One should carefully evaluate such statements in light of factors described in Voyager’s filings with the SEC, including the section titled “Risk Factors” in its most recent Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue during 2010 and through March 31, 2011 generally would have increased or decreased along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 23, 2010, plaintiff Donald Rensch filed a three count shareholder derivative action in the United States District Court for the District of Minnesota against nominal defendant Northern Oil & Gas, Inc. (“Northern”), certain officers and directors of Northern, James Randall Reger, Weldon Gilbertson and J.R. Reger (all current or former officers of Voyager), and Voyager. Count I of the complaint alleges breach of fiduciary duty of loyalty and usurpation of corporate opportunities by certain of Northern’s officers and directors. Count II asserts allegations against James Randall Reger, Weldon Gilbertson, and J.R Reger of aiding and abetting officers of Northern in breaching their fiduciary duties and usurpation of Northern’s corporate opportunities in connection with the formation, capitalization, and operation of Plains Energy/Voyager. Count III asserts a claim against Voyager for tortious interference with a prospective business relationship. The plaintiff seeks injunctive relief and damages, including imposing on Voyager and all of its assets a constructive trust for the benefit of Northern. We believe that each of the above claims lacks merit and we intend to strongly defend ourselves and each of our current or former officers in connection with this lawsuit. We filed a Motion to Dismiss the lawsuit in the United States District Court for the District of Minnesota on September 23, 2010. A hearing on our Motion was heard on February 23, 2011. The Judge has taken our Motion under advisement.

The Company is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  The Company’s management believes that all such litigation matters are not likely to have a material adverse effect on its financial position, cash flows or results of operations.

ITEM 1A. RISK FACTORS

Please refer to the risk factors contained in Item 1A under the caption “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Dated: May 9, 2011	VOYAGER OIL & GAS, INC.
Registrant

/s/ James Russell (J.R.) Reger
James Russell (J.R.) Reger
Chief Executive Officer (principal executive officer)

/s/ Mitchell R. Thompson
Mitchell R. Thompson
Chief Financial Officer (principal financial officer)