Form 10-Q
period 2011-09-30
Voyager Oil & Gas, Inc.
filed 2011-11-08
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, there were 57,848,431 shares of Common Stock, $0.001 par value per share, outstanding.

VOYAGER OIL & GAS, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOYAGER OIL & GAS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$22,226,461	$11,358,520
Trade Receivables	2,387,481	295,821
Short Term Investments	—	242,070
Prepaid Expenses	102,130	85,988
Restricted Cash	—	51,000
Other Current Assets	—	1,465
Total Current Assets	24,716,072	12,034,864

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method
Proved Oil and Natural Gas Properties	30,397,408	6,700,438
Unproved Oil and Natural Gas Properties	46,411,128	31,176,109
Other Property and Equipment	173,116	18,346
Total Property and Equipment	76,981,652	37,894,893
Less - Accumulated Depreciation, Depletion and Amortization	(4,240,851)	(1,927,991)
Total Property and Equipment, Net	72,740,801	35,966,902

LONG-TERM ASSETS
Prepaid Drilling Costs	757,924	493,660
Debt Issuance Costs, Net of Amortization	293,425	—

Total Assets	$98,508,222	$48,495,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,366,118	$537,757
Accrued Expenses	151,626	188,923
Operating Lease Reserve	12,816	200,756
Senior Secured Promissory Notes, Net	15,000,000	14,836,644
Total Current Liabilities	19,530,560	15,764,080

LONG-TERM LIABILITIES
Asset Retirement Obligations	86,193	10,522

Total Liabilities	19,616,753	15,774,602

STOCKHOLDERS’ EQUITY
Preferred Stock - Par Value $.001; 20,000,000 Shares Authorized;
None Issued or Outstanding	—	—
Common Stock, Par Value $.001; 200,000,000 Shares Authorized, 57,848,431 and 45,344,431 Shares Issued and Outstanding, respectively	57,848	45,344
Additional Paid-In Capital	86,661,605	39,204,507
Accumulated Deficit	(7,827,984)	(6,529,027)
Total Stockholders’ Equity	78,891,469	32,720,824

Total Liabilities and Stockholders’ Equity	$98,508,222	$48,495,426

The accompanying notes are an integral part of these unaudited condensed financial statements

VOYAGER OIL & GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Oil and Natural Gas Sales	$2,872,674	$265,229	$5,371,830	$450,274

OPERATING EXPENSES
Production Expenses	221,509	4,994	419,822	5,690
Production Taxes	241,412	3,173	488,793	9,011
General and Administrative Expenses	509,893	580,934	1,910,824	1,276,644
Depletion of Oil and Natural Gas Properties	1,324,771	101,000	2,293,099	171,500
Depreciation and Amortization	10,849	732	19,761	2,197
Accretion of Discount on Asset Retirement Obligations	1,717	63	3,306	104
Total Expenses	2,310,151	690,896	5,135,605	1,465,146

INCOME (LOSS) FROM OPERATIONS	562,523	(425,667)	236,225	(1,014,872)

OTHER INCOME (EXPENSE)
Merger Costs	—	(3,018)	—	(735,942)
Interest Expense	(508,841)	(60,933)	(1,510,416)	(60,933)
Other Income (Expense), Net	2,192	(4,412)	(24,766)	1,719
Total Other Expense, Net	(506,649)	(68,363)	(1,535,182)	(795,156)

INCOME (LOSS) BEFORE INCOME TAXES	55,874	(494,030)	(1,298,957)	(1,810,028)

INCOME TAX EXPENSE	—	16,310	—	48,930

NET INCOME (LOSS)	$55,874	$(510,340)	$(1,298,957)	$(1,858,958)

Net Income (Loss) Per Common Share - Basic and Diluted	$0.00	$(0.01)	$(0.02)	$(0.05)

Weighted Average Shares Outstanding — Basic	57,379,515	45,344,431	55,638,592	35,576,549

Weighted Average Shares Outstanding — Diluted	58,815,667	45,344,431	55,638,592	35,576,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

VOYAGER OIL & GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,298,957)	$(1,858,958)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depletion of Oil and Natural Gas Properties	2,293,099	171,500
Depreciation and Amortization	19,761	2,197
Amortization of Premium on Bonds	—	46,448
Amortization of Loan Discount	163,356	4,932
Amortization of Finance Costs	6,575	—
Loss on Disposal of Property	—	34,305
Accretion of Discount on Asset Retirement Obligations	3,306	104
Gain on Sale of Available for Sale Securities	—	(1,520)
Share-Based Compensation Expense	561,114	661,719
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(2,091,660)	(390,995)
Decrease in Restricted Cash	51,000	99,000
Increase in Prepaid Expenses	(16,142)	(25,913)
Decrease in Other Current Assets	1,465	79,135
Increase (Decrease) in Accounts Payable	(499,607)	35,167
Increase (Decrease) in Accrued Expenses	(37,297)	41,431
Decrease in Operating Lease Reserve	(187,940)	(184,030)
Net Cash Used In Operating Activities	(1,031,927)	(1,285,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from Merger Agreement	—	17,413,845
Purchases of Other Property and Equipment	(154,770)	(598)
Prepaid Drilling Costs	(264,264)	(2,927,017)
Proceeds from Sales of Available for Sale Securities	242,070	8,780,881
Acquisition and Development of Oil and Natural Gas Properties	(34,242,379)	(24,312,122)
Net Cash Used In Investing Activities	(34,419,343)	(1,045,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock - Net of Issuance Costs	46,602,251	779,240
Proceeds from Issuance of Senior Secured Promissory Notes	—	14,775,000
Cash Paid for Finance Costs	(300,000)	—
Proceeds from Exercise of Stock Options and Warrants	16,960	24,880
Net Cash Provided by Financing Activities	46,319,211	15,579,120

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,867,941	13,248,631

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	11,358,520	691,263

CASH AND CASH EQUIVALENTS — END OF PERIOD	$22,226,461	$13,939,894

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$1,350,000	$—
Cash Paid During the Period for Income Taxes	$—	$—

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Property Accrual Included in Accounts Payable	$4,327,968	$641,397
Purchase of Oil and Natural Gas Properties through Issuance of Common Stock	$—	$2,358,900
Payment of Capital Raise Costs with Issuance of Common Stock	$—	$186,340
Stock-Based Compensation Capitalized to Oil and Natural Gas Properties	$289,277	$—
Capitalized Asset Retirement Obligations	$72,365	$1,215

The accompanying notes are an integral part of these unaudited condensed financial statements.

VOYAGER OIL & GAS, INC.
Notes to Condensed Financial Statements
Unaudited

NOTE 1 ORGANIZATION AND NATURE OF BUSINESS

Description of Operations— Voyager Oil & Gas, Inc., a Montana corporation (the “Company” or “Voyager”), is an independent non-operator oil and natural gas company engaged in the business of acquiring acreage in prospective natural resource plays primarily within the Williston Basin located in Montana and North Dakota. The Company seeks to accumulate acreage blocks on a non-operated basis and build net asset value via the production of hydrocarbons in repeatable and scalable opportunities.

As an independent oil and natural gas producer, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices of oil and natural gas. Historically, the energy markets have been very volatile and it is likely that oil and natural gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and access to capital, and on the quantities of oil and natural gas reserves that can be economically produced.

As a non-operator, Voyager focuses on maintaining a relatively small amount of overhead. The Company engages in the drilling process through operators’ drilling units that include the Company’s acreage position. By eliminating the fixed staffing required to manage this process internally, the Company reduces its fixed employee cost structure and overhead.  The Company had five employees as of September 30, 2011 and seeks to retain independent contractors to assist in operating and managing its prospects as well as to carry out the principal and necessary functions incidental to the oil and natural gas business. With the continued acquisition of oil and natural gas properties, the Company intends to continue to establish itself with industry partners best suited to the areas of operation. As the Company continues to establish a revenue base with cash flow, it may seek opportunities more aggressive in nature.

Organization of the Company— On April 16, 2010, the Company (formerly known as ante4, Inc.), Plains Energy Acquisition, Inc. (“Acquisition Sub”) and Plains Energy Investments, Inc. (“the Target Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Acquisition Sub merged with and into the Target Company, with the Target Company remaining as the surviving corporation and a wholly-owned subsidiary of the Company and Acquisition Sub was subsequently dissolved.  Following the merger, the Company changed its name from ante4, Inc. to Voyager Oil & Gas, Inc.  As part of the merger, ante4, Inc. transferred all assets to the Company other than specific assets that were primarily related to ante4 Inc.’s prior unrelated entertainment and consumer products business and which were spun off to ante4, Inc’s pre-merger stockholders.  Effective May 31, 2011, the Company reincorporated from Delaware to Montana.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three and nine months ended September 30, 2011 and 2010.

Interim financial results should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2010, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts and money market funds. The Company’s cash positions represent assets held in checking and money market accounts. These assets are generally available to the Company on a daily or weekly basis and are highly liquid in nature. All of the Company’s non-interest bearing cash accounts were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. In addition, the Company is subject to Security Investor Protection Corporation (SIPC) protection on a vast majority of its financial assets in the event one of the brokerage firms that the Company utilizes for its investments fails.

Short-Term Investments

All marketable debt, equity securities and certificates of deposit that were included in short-term investments as of December 31, 2010 were considered available-for-sale and were carried at fair value. The short-term investments were considered current assets as of December 31, 2010 due to the Company’s ability and intent to use them to fund current operations. The unrealized gains and losses related to these securities were included in accumulated other comprehensive income (loss). When securities were sold, their cost was determined based on specific identification. The realized gains and losses related to these securities were included in other income in the condensed statements of operations.

For the nine months ended September 30, 2010 there were realized gains of $1,520 recognized on the sale of investments.  There were no realized gains or losses recognized on the sale of investments for the nine months ended September 30, 2011.

Other Property and Equipment

Property and equipment that are not oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and natural gas long-lived assets. Depreciation expense was $19,761 for the nine months ended September 30, 2011.

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

Revenue Recognition and Gas Balancing

The Company recognizes oil and natural gas revenues from its interests in producing wells when production is delivered to and title has transferred to the purchaser, to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of September 30, 2011, the Company’s natural gas production was in balance, i.e., its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled the Company’s entitled interest in natural gas production from those wells.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55. The Company recognizes stock-based compensation expense in the financial statements over the vesting period of equity-classified employee stock-based compensation awards based on the grant date fair value of the awards, net of estimated forfeitures. For options and warrants the Company uses the Black-Scholes option valuation model to calculate the fair value of stock based compensation awards at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. For the stock options and warrants granted the Company has used a variety of comparable and peer companies to determine the expected volatility input based on the expected term of the options. The Company believes the use of peer company data fairly represents the expected volatility it would experience if it were in the oil and natural gas industry over the expected term of the options. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. Changes in these assumptions can materially affect the fair value estimate.

On May 27, 2011, the shareholders of the Company approved the Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan (the “2011 Plan”), under which 5,000,000 shares of common stock have been reserved.  The purpose of the 2011 Plan is to promote the success of the Company and its affiliates by facilitating the employment and retention of competent personnel and by furnishing incentives to those employees, directors and consultants upon whose efforts the success of the Company and its affiliates will depend to a large degree. It is the intention of the Company to carry out the 2011 Plan through the granting of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and stock appreciation rights. As of September 30, 2011, 150,000 stock options were issued to employees under the 2011 Plan.

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

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions.  As a result, the Company has recorded no uncertain tax liabilities in its condensed balance sheet.

Net Income (Loss) Per Common Share

Basic Net Income (Loss) per common share is based on the Net Income (Loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options ( i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury share method to the extent that such excess tax benefits are more likely than not to be realized.  When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had a loss for the nine months ended September 30, 2011, the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of September 30, 2011, there were (i) 468,916 shares of restricted stock that were issued and vest in December 2011 and represent potentially dilutive shares; (ii) 325,000 stock options that were issued and presently exercisable and represent potentially dilutive shares; (iii) 600,000 stock options that were granted but are not presently exercisable and represent potentially dilutive shares; (iv) 1,563,051 warrants that were issued but not presently exercisable, which have an exercise price of $0.98 and vest in December 2011; and (v) 6,250,000 warrants that were issued and presently exercisable, which have an exercise price of $7.10.

Full Cost Method

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  For the nine month period ended September 30, 2011, the Company capitalized $346,044 of internal salaries, which included $289,277 of stock-based compensation.  Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.  For the three and nine months ended September 30, 2011, the Company included $-0- and $211,176, respectively, related to expired leases in Wyoming within costs subject to the depletion calculation.

Capitalized costs associated with impaired properties and properties having proved reserves, estimated future development costs, and asset retirement costs under FASB ASC 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. The costs of unproved properties are withheld from the depletion base until such time as they are developed, impaired or abandoned.

Capitalized costs (net of related deferred income taxes) are limited to a ceiling based on the present value of future net revenues using the 12-month unweighted average of first-day-of- the-month price (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is not greater than or equal to the total capitalized costs, we are required to write down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter.  Any required write downs are included in the consolidated statements of operations as an impairment charge.

The risk that the Company will experience a ceiling test write-down increases when oil and natural gas prices are depressed or if the Company has substantial downward revisions in its estimated proved reserves. Based on calculated reserves at December 31, 2010 the unamortized costs of the Company’s oil and natural gas properties exceeded the ceiling limit by $1,377,188. As a result, the Company was required to record a write-down of the net capitalized costs of its oil and natural gas properties in the amount of $1,377,188 at December 31, 2010.  The Company analyzed the need of a further ceiling test write-down for each of the quarters during the nine months ended September 30, 2011 and determined that an additional write-down was not required as a result of increased production and related proved developed reserves during the nine months ended September 30, 2011, as well as increased oil prices used in the ceiling test.

Joint Ventures

The condensed financial statements as of September 30, 2011 include the accounts of the Company and its proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

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

Reclassifications

Certain reclassifications have been made to prior periods’ reported amounts in order to conform with the current period presentation. These reclassifications did not impact the Company’s net income (loss), stockholders’ equity or cash flows.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets, other than oil and natural gas properties, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of impairment is based upon expectations of undiscounted future cash flows, before interest, of the related asset. If the carrying value of the asset exceeds the undiscounted future cash flows, the impairment would be computed as the difference between the carrying value of the asset and the fair value. There was no impairment identified at September 30, 2011.

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

NOTE 3 OIL AND NATURAL GAS PROPERTIES

Major Joint Venture

In May 2008, the Company entered into the Major Joint Venture Agreement with a third-party partner to acquire certain oil and natural gas leases in the Tiger Ridge Gas Field in Blaine, Hill, and Choteau Counties of Montana. Under the terms of the joint venture agreement, the Company is responsible for all lease acquisition costs. The third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator. The Company controls an 87.5% working interest on all future production and reserves, while the third-party joint venture partner controls a 12.5% working interest. The joint venture had accumulated oil and natural gas leases totaling 67,384 net mineral acres as of September 30, 2011. The Company initially committed to a minimum of $1,000,000 toward this joint venture.  An amendment to the joint venture agreement was executed in April 2011 to remove the maximum amount committed under the joint venture.  The third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company’s contributions to the joint venture totaled $3,910,917 as of September 30, 2011, consisting of $1,861,878 in leasing costs, $1,610,434 in seismic costs and $149,987 in drilling costs. The unutilized cash balance was $288,618 as of September 30, 2011.

Tiger Ridge Joint Venture

In November 2009, the Company entered into the Tiger Ridge Joint Venture Agreement with a third-party and a well operator to develop and exploit a drilling program in two certain blocks of acreage in the Major Joint Venture, which is an area of mutual interest. The Company controls a 70% working interest, while the third-party investor and well operator control a 10% working interest and 20% working interest, respectively. The joint venture agreement requires that all parties contribute in cash their proportional share to cover all costs incurred in developing these blocks of acreage for drilling. Drilling activity commenced on three wells in October 2011.

Big Snowy Joint Venture

In October 2008, the Company entered into the Big Snowy Joint Venture Agreement with an administrator third-party to acquire certain oil and natural gas leases in the Heath oil play in Musselshell, Petroleum, Garfield, Rosebud and Fergus Counties of Montana, and another third-party to perform as the operator. Under the terms of the agreement, the Company is responsible for 72.5% of lease acquisition costs, and the other two third-parties are individually responsible for 2.5% and 25% of the lease acquisition costs. Each party controls the same respective working interest on all future production and reserves.  The administrator third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator.  The joint venture had accumulated oil and natural gas leases totaling 33,562 net mineral acres as of September 30, 2011. The Company is committed to a minimum of $1,000,000 and up to $1,993,750 toward this joint venture, with all partners, including the Company, committing a minimum of $2,750,000. The administrator third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company’s contributions to the joint venture totaled $724,744 as of September 30, 2011. The unutilized cash balance was $11,799 as of September 30, 2011.

Niobrara Development with Slawson Exploration Company, Inc.

On June 28, 2010, the Company entered into an exploration and development agreement with Slawson Exploration Company, Inc. (“Slawson”) to develop Slawson’s 48,000 net acres in the Niobrara formation of the Denver-Julesberg (D-J) Basin in Weld County, Colorado, which included approximately 34,000 net acres leased from the State of Colorado. Slawson commenced the continuous drilling program in early July 2010 with an initial series of three test wells. Beginning in October 2010, Slawson commenced drilling operations on 15 spacing units and an additional 10 spacing units’ leases which were granted extensions to November 2011 by the state of Colorado due to access restrictions. Voyager purchased a 50% working interest in the approximately 48,000 acre block for $7.5 million to participate on a heads-up basis on all wells drilled, as well as participate for its proportionate working interest in all additional acreage acquired in an Area of Mutual Interest consisting of Weld County, Colorado and Laramie County, Wyoming. Following the results of the initial three test wells, Voyager and Slawson allowed approximately 15,000 acres of the initial 34,000 acres of state leases in Weld County, Colorado to expire on November 15, 2010. The Company currently holds approximately 10,000 net acres. Three additional wells were drilled during the quarter ended March 31, 2011 and were in production as of September 30, 2011. There are no plans for additional development wells in 2011.

Other Property Acquisitions

On May 24, 2011, the Company purchased certain leases consisting of approximately 1,680 net acres in Williams County, North Dakota and Richland County, Montana for a total purchase price of $2,514,863.   On May 27, 2011 the Company purchased certain leases consisting of approximately 1,195 net acres in Richland County, Montana for a total purchase price of $1,792,950.  The Company has also completed other miscellaneous acquisitions in the Williston Basin of Montana and North Dakota during the nine months ended September 30, 2011.

NOTE 4 RELATED PARTY TRANSACTIONS

On March 10, 2010, the Company purchased leasehold interests from South Fork Exploration, LLC (“SFE”) for $1,374,375 and 2,234,600 shares of restricted common stock of the Company with a fair value of $2,358,900. J.R. Reger, the Chief Executive Officer and a director of the Company, is also the president of SFE. Following the sale of the leasehold interests to the Company, SFE no longer had any active leasing operations. In connection with this purchase, the Company obtained a fairness opinion from an independent, third-party geologist.

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

NOTE 5 COMMON STOCK

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

Restricted Stock Awards

During the year ended December 31, 2009, the Company issued 468,916 restricted shares of common stock as compensation to its officers. The restricted shares vest on December 1, 2011 and December 31, 2011. As of September 30, 2011, there was approximately $54,000 of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a 0% forfeiture rate for the restricted stock, and there were no changes to the outstanding restricted common stock during the nine month period ended September 30, 2011.

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

Stock Options

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the period ending September 30, 2011:

• Options covering 4,000 shares were exercised during the nine months ended September 30, 2011.
• Options covering 150,000 shares were forfeited during the nine months ended September 30, 2011.
• Options covering 50,000 shares expired during the nine months ended September 30, 2011.
• The Company recognized $250,411 of expense and capitalized $65,539 related to outstanding options for the nine-month period ended September 30, 2011.

• The Company will recognize $804,485 of compensation expense in future periods relating to options that have been granted as of September 30, 2011.
• There were 600,000 unvested options at September 30, 2011.

Warrants Granted February 2011

In February 2011, in conjunction with the sale of 12,500,000 shares of common stock (see Note 5), the Company issued investors warrants to purchase a total of 6,250,000 shares of common stock exercisable at $7.10 per share.

The table below reflects the status of warrants outstanding at September 30, 2011:

Issue Date	Warrants	Exercise Price	Expiration Date
December 1, 2009	260,509	$0.98	December 1, 2019
December 31, 2009	1,302,542	$0.98	December 31, 2019
February 8, 2011	6,250,000	$7.10	February 8, 2016
	7,813,051

No warrants were forfeited or expired during the nine month period ended September 30, 2011.  The Company recorded expense related to these warrants of $210,580 and capitalized $151,731 for the nine-month period ended September 30, 2011. Unamortized compensation cost relating to warrants previously granted totals $114,124 as of September 30, 2011. There were 6,250,000 warrants exercisable at September 30, 2011, and 1,563,051 that become exercisable during December 2011.

NOTE 7 SENIOR SECURED PROMISSORY NOTES

In September 2010, the Company issued 12% senior secured promissory notes in the principal amount of $15 million (the “Notes”) in order to finance future drilling and development activities. Proceeds of the notes have been used primarily to fund developmental drilling on the Company’s significant acreage positions targeting the Williston Basin Bakken/Three Forks area and the Niobrara formation located in the Denver-Julesberg (D-J) Basin through its joint venture with Slawson.

The Notes bear interest at the rate of 12% per annum, with interest payable monthly beginning October 1, 2010. The Notes are secured by a first priority security interest on all of the Company’s assets, on a pari passu basis with each other.  The Company may pre-pay the Notes at anytime without penalty.

The Notes were sold at a discount and yielded cash proceeds of $14,775,000. The discount amount of $225,000 was amortized to interest expense over the initial term of the Notes using the effective interest method. The amortization of the discount for the nine months ended September 30, 2011 was $163,356.

In September 2011, the Company exercised its option to extend the term of the Notes to September 2012.  The Company was required to make an extension payment equal to two percent (2%) of the principal amount, or $300,000.  This $300,000 has been capitalized as debt issuance costs on the condensed balance sheet and is being amortized to interest expense over the remaining term of the Notes using the effective interest method.  The amortization of the debt issuance costs for the nine months ended September 30, 2011 was $6,575.

NOTE 8 ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the nine month period ended September 30, 2011 and the year ended December 31, 2010:

	September 30, 2011	December 31, 2010
Beginning Asset Retirement Obligation	$10,522	$—
Liabilities Incurred for New Wells Placed in Production	72,365	10,164
Accretion of Discount on Asset Retirement Obligations	3,306	358
Ending Asset Retirement Obligation	$86,193	$10,522

NOTE 9 INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company does not expect to pay any federal or state income tax for 2011 as a result of the losses recorded during the nine months ended September 30, 2011 as well as additional losses expected for the remainder of 2011.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2011, the Company maintains a full valuation allowance for all deferred tax assets.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

Level 1—Unadjusted quoted prices in active markets that are accessible at measurement date for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and less observable from objective sources.

As required by ASC 820-10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels. The fair value of the Company’s asset retirement obligations at their inception are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. As of September 30, 2011, the Company has no assets or liabilities that are remeasured at fair value on a recurring basis.

The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As it relates to the Company, the statement applies to the initial recognition of asset retirement obligations for which fair value is used.

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in Note 8.

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

The Company’s accounts receivable relate to oil and natural gas sold to various industry companies. Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral. Management believes the Company’s accounts receivable at September 30, 2011 do not represent significant credit risks as they are dispersed across many counterparties.

NOTE 12 COMPREHENSIVE INCOME (LOSS)

The Company follows the provisions of FASB ASC 220-10-55, which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income (Loss)	$55,874	$(510,340)	$(1,298,957)	$(1,858,958)
Unrealized Gains (Losses) on Marketable Securities	—	7,325	—	(6,486)
Other Comprehensive Income (Loss), Net	$55,874	$(503,015)	$(1,298,957)	$(1,865,444)

NOTE 13 SUBSEQUENT EVENTS

On November 2, 2011, the Company purchased certain leases consisting of approximately 256 net acres in Dunn County, North Dakota for a total purchase price of $768,000. The leases were purchased from Ante5, Inc., (“Seller”) a related party. The Seller and its assets were spun off from the Company and became a separate publicly reporting U.S. company on June 14, 2010. The Chief Executive Officer of the Seller is Bradley Berman, a reporting shareholder of the Company and son of the Company’s Board Chairman. The Company’s Audit Committee reviewed and approved this transaction prior to its completion. In approving this transaction, the Audit Committee took into account, among other factors, that due diligence performed by the Company evidenced that the leases were purchased by the Company at the Seller’s original cost per acre and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

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

Overview

Voyager Oil & Gas, Inc., a Montana corporation (“Voyager,” the “Company,” “we,” “us,” or “our”), was formed for the purpose of providing capital investments on a non-operated basis for acreage acquisitions and working interests in existing or planned hydrocarbon production, primarily focusing on acquiring working interests in scalable, repeatable oil and natural gas plays where established oil and natural gas companies have operations. Our business currently focuses on properties in Montana and North Dakota. We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us. Our required capital commitment may grow if the opportunity presents itself and depending upon the results of initial testing of wells and development activities.

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

We explore, develop and produce oil and natural gas through a non-operated business model. We participate in the drilling process through the inclusion of our acreage within operators’ drilling units. As a non-operator, we rely on our operating partners to propose, permit and engage in the drilling process. Before a well is spud, the operator is required to provide all oil and natural gas interest owners in the designated well unit the opportunity to participate in the drilling costs and revenues of the well on a pro-rata basis. After the well is completed, our operating partners also transport, market and account for all production. It is our policy and goal to engage and participate on a heads-up basis in substantially all, if not all, wells proposed. This model provides us with diversification across operators and geologic areas. It also allows us to continue to add production at a low marginal cost and maintain general and administrative costs at minimal levels.

Assets and Acreage Holdings

As of November 8, 2011, we own leases totaling approximately 143,000 net acres in the following five primary prospect areas:

•	32,000 core net acres targeting the Bakken/Three Forks formation in North Dakota and Montana;
•	10,000 net acres targeting the Niobrara formation in Colorado and Wyoming;
•	800 net acres targeting a Red River prospect in Montana;
•	33,500 net acres in a joint venture targeting the Heath Shale formation in Musselshell, Petroleum, Garfield and Fergus Counties of Montana; and

•	67,000 net acres in a joint venture in the Tiger Ridge gas field in Blaine, Hill and Chouteau Counties of Montana.

With the exception of the leases targeting the Niobrara formation, the non-producing leases we control have a minimum term of three years and many have extensions effectively giving us control of lands for up to ten years.

We presently own leases totaling approximately 9,000 net acres in Colorado and 1,000 net acres in Wyoming targeting the Niobrara formation.  For the nine months ended September 30, 2011, the Company included $211,176 related to expired leases in Wyoming within costs subject to the depletion calculation.

As described in Note 2 in the footnotes to the financial statements, capitalized costs of oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and natural gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The results of the ceiling test based on the reserve report at December 31, 2010 resulted in an impairment of $1,377,188 for the year then ended.  The Company analyzed the need of a further ceiling test write-down as of September 30, 2011 and noted one was not required due to the increase of producing wells and related proven developed reserves and an increase in oil prices since December 31, 2010.

2011 Drilling Projects

We are engaged in several drilling activities on properties presently owned, and we intend to drill or develop additional properties acquired in the future.  As of September 30, 2011, we had interests in a total of 102 gross (3.45 net) Bakken-Three Forks wells that were in the process of being drilled or completed or currently producing, including 46 gross (1.66 net) producing Bakken-Three Forks wells.  Permits continue to be issued for drilling units in which we have acreage interests within North Dakota and Montana.  We expect to participate in a total of 6 net Bakken-Three Forks wells in 2011. As of November 8, 2011, we have participated in 118 gross (4.51 net) Bakken-Three Forks wells.

We have completed the preliminary development of the acreage position we acquired in the Denver-Julesberg (D-J) Basin of Weld County, Colorado in 2010 with our operating partner, Slawson Exploration.  The initial development program consisted of three gross test wells, which were commenced in July 2010 to provide data points on our acreage position. Two of the three test wells were actively producing as of September 30, 2011.  Beginning in October 2010, Slawson commenced drilling operations on 15 spacing units and an additional 12 spacing units’ leases which were granted extensions to November 2011 by the state of Colorado due to access restrictions.  Slawson drilled three additional wells during the quarter ended March 31, 2011.  As of September 30, 2011 the three wells were producing. There are no plans for additional development wells in 2011.

Production History

The following table presents information about our produced oil and natural gas volumes during the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010.  As of September 30, 2011, we were selling oil and natural gas from a total of 51 gross wells (approximately 4.16 net wells), compared to three gross wells (0.16 net wells) at September 30, 2010.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Production:
Oil (Bbl)	32,088	3,707	59,948	6,365
Natural Gas (Mcf)	7,387	3,341	8,990	3,341
Barrel of Oil Equivalent (Boe)	33,319	4,264	61,446	6,922

Average Sales Prices:
Oil (per Bbl)	$87.83	$67.23	$88.57	$68.22

Natural Gas and Other Liquids (per Mcf)	7.35	4.80	6.92	4.80
Barrel of Oil Equivalent (per Boe)	86.22	62.20	87.42	65.04

Average Production Costs:
Oil (per Bbl)	$14.28	$2.12	$15.34	$2.34
Natural Gas (per Mcf)	0.61	0.40	0.62	0.40
Barrel of Oil Equivalent (Boe)	13.89	2.12	15.05	2.35

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses per Boe for the three and nine month periods ended September 30, 2011 compared to the three and nine month periods ended September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depletion of oil and natural gas properties (per Boe)	$39.76	$23.69	$37.32	$24.78

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at September 30, 2011 and September 30, 2010. A net well represents our fractional working ownership interest of a gross well. No wells have been permitted or drilled on any of our Big Snowy Joint Venture acreage in Montana. The following table also does not include wells that were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30,
	2011		2010
	Gross	Net	Gross	Net
North Dakota Bakken—Three Forks	43	1.00	3	0.16
Montana Bakken—Three Forks	3	0.66	—	—
Montana Heath Shale	—	—	—	—
Montana Natural Gas	—	—	—	—
Colorado Niobrara	5	2.50	—	—
Wyoming Niobrara	—	—	—	—
Total:	51	4.16	3	0.16

Exploratory Oil Wells

Voyager is participating with a 50% working interest in exploratory oil wells in the Denver-Julesberg (D-J) Basin of Colorado with drilling partner Slawson. As of September 30, 2011, six wells had been drilled. Five of the wells were producing and included in the productive oil well table. The other remaining well experienced geosteering issues while drilling and has not been completed.  The remaining well is being evaluated for rework, and all costs incurred have been included in unproved oil and natural gas properties on our balance sheet.  Slawson’s delineation of the more prospective acreage and additional 2011 well locations will be determined by the results of the three most recent wells.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 with the Three and Nine Months Ended September 30, 2010.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Revenues	$2,872,674	$265,229	$5,371,830	$450,274

Operating Expenses:
Production Expenses	$221,509	$4,994	$419,822	$5,690
Production Taxes	241,412	3,173	488,793	9,011
General and Administrative Expenses	509,893	580,934	1,910,824	1,276,644
Depletion of Oil and Natural Gas Properties	1,324,771	101,000	2,293,099	171,500
Depreciation and Amortization	10,849	732	19,761	2,197
Accretion of Discount on Asset Retirement Obligation	1,717	63	3,306	104
Total Operating Expenses	2,310,151	690,896	5,135,605	1,465,146

Income (Loss) From Operations	562,523	(425,667)	236,225	(1,014,872)

Other Expense	(506,649)	(68,363)	(1,535,182)	(795,156)

Income (Loss) Before Income Taxes	55,874	(494,030)	(1,298,957)	(1,810,028)

Income Tax Expense	—	16,310	—	48,930

Net Income (Loss)	$55,874	$(510,340)	$(1,298,957)	$(1,858,958)

Revenues

Revenues from sales of oil and natural gas increased $2,607,445 and $4,921,556 for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively.  Revenues are a function of oil and natural gas volumes sold and average sales prices. We produced 33,319 and 61,446 barrels of oil equivalent (Boe) at an average realized sales price of $86.22 and $87.42 per Boe for the three and nine months ended September 30, 2011 compared to production of 4,264 and 6,922 Boe with average realized sales price of $62.20 and $65.04 per Boe for the three and nine months ended September 30, 2010.  This increase in revenue is due primarily to production from 46 gross (1.66 net) producing Bakken and Three Forks wells in the Williston Basin as of September 30, 2011, compared to production from three gross (0.16 net) wells as of September 30, 2010, as well as increased oil prices.  We report our revenues on wells in which we have a working interest based on information received from operators.

Production Expenses and Taxes

Production expenses and taxes increased $454,754 and $893,914 for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. Production expenses and taxes are a function of oil and natural gas volumes sold and average sales prices. We produced 33,319 and 61,446 barrels of oil equivalent (Boe) at an average realized sales price of $86.22 and $87.42 per Boe for the three and nine months ended September 30, 2011 compared to production of 4,264 and 6,922 Boe with average realized sales price of $62.20 and $65.04 per Boe for the three and nine months ended September 30, 2010.  This increase in production is due primarily to the 46 gross (1.66 net) producing Bakken and Three Forks wells in the Williston Basin as of September 30, 2011, compared to three gross (0.16 net) wells as of September 30, 2010, as well as increased oil prices.

General and Administrative Expense

General and administrative expense increased (decreased) $(71,041) and $634,180 for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively.  The decrease in the three-month period comparison resulted primarily from $151,345 stock-based compensation for the three months ended September 30, 2011, compared to $254,515 stock-based compensation for the three months ended September 30, 2010. The increase in the nine-month period comparison resulted primarily from the addition of employees and related employment expenses, as well as $542,832 professional fees for the nine months ended September 30, 2011, compared to $247,422 professional fees for the nine months ended September 30, 2010.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $1,233,888 and $2,139,163 for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively.  This increase in expenses resulted from $1,324,771 and $2,293,099 of depletion of oil and natural gas properties for the three and nine months ended September 30, 2011, compared to $101,000 and $171,500 for the three and nine months ended September 30, 2010.  Depletion expense is a function of development costs and oil and natural gas volumes produced. We produced 33,319 and 61,446 barrels of oil equivalent (Boe) for the three and nine months ended September 30, 2011 compared to 4,264 and 6,922 Boe for the three and nine months ended September 30, 2010.  This increase is due primarily to production from 46 gross (1.66 net) producing Bakken and Three Forks wells in the Williston Basin as of September 30, 2011, compared to production from three gross (0.16 net) wells as of September 30, 2010.

Other Expense

Other expense increased $438,286 and 740,026 for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. The increase in expenses resulted from $508,841 and $1,510,416 of interest expense for the three and nine months ended September 30, 2011, compared to $60,933 for the three and nine months ended September 30, 2010.  Interest expense is attributable to the issuance of senior secured promissory notes in September 2010 described in Note 7 in the footnotes to the financial statements.

Net loss

We had net income (loss) of $55,874 and $(1,298,957) (representing $0.00 and ($0.02) per share) for the three and nine months ended September 30, 2011, compared to a net loss of $(510,340) and $(1,858,958) (representing ($0.01) and ($0.05)  per share) for the three and nine months ended September 30, 2010.  The improvement in our period-over-period results was driven by revenue and production from oil and gas properties growing at a faster rate than general and administrative and other expenses.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net income (loss) as defined under GAAP, we also present net earnings before interest, income taxes, depreciation, depletion, and amortization (adjusted EBITDA), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings after adjustment for those items described in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements, such as net income (loss) (its most comparable GAAP financial measure), and Voyager’s calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items described below, Voyager believes the measure is useful in evaluating its fundamental core operating performance. Voyager also believes that adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Voyager’s management uses adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. Voyager’s management does not view adjusted EBITDA in isolation and also uses other measurements, such as net income (loss) and revenues to measure operating performance. The following table provides a reconciliation of net income (loss), the most directly comparable GAAP measure, to adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$55,874	$(510,340)	$(1,298,957)	$(1,858,958)
Interest expense	508,841	60,933	1,510,416	60,933
Accretion of asset retirement obligations	1,717	63	3,306	104
Depreciation, depletion and amortization	1,335,620	101,732	2,312,860	173,697
Stock-based compensation	151,343	254,515	561,112	661,719
Adjusted EBITDA	$2,053,395	$(93,097)	$3,088,737	$(962,505)

Liquidity and Capital Resources

Senior Secured Note Offering

On September 22, 2010, we received aggregate commitments for a $15,000,000 loan in the form of 12.00% Senior Secured Promissory Notes (“Notes”) provided by certain accredited investors for the purpose of financing future drilling and development activities.  Proceeds from the Notes have been used primarily to fund developmental drilling on our significant acreage positions targeting the Williston Basin Bakken/Three Forks formation and the Niobrara formation located in the Denver-Julesberg (D-J) Basin through our joint venture with Slawson.

The Notes bear interest at the rate of 12.00% per annum.  The Notes yielded cash proceeds of $14,775,000 net of fees.  We paid a success fee equal to one percent (1.0%) of the proceeds raised from the Note offering to unrelated finders.  The holders of the Notes have a first priority security interest on all of our assets, on a pari passu basis with each other.  The Notes initially matured one year from their date of issuance. In September 2011, we exercised our option to extend the term of the Notes to September 2012.  We were required to make an extension payment equal to two percent (2%) of the principal amount of the Notes, or $300,000.  This $300,000 has been capitalized as debt issuance costs on the condensed balance sheet and is being amortized to interest expense over the remaining term of the Notes using the effective interest method.  The amortization of the debt issuance costs for the nine months ended September 30, 2011 was $6,575.  We may pre-pay the Notes at any time without penalty during the extended term.

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

Cash and Cash Equivalents

Our total cash resources, excluding short-term investments, as of September 30, 2011 were $22,226,461, compared to $11,358,520 as of December 31, 2010. The increase in our cash balance was primarily attributable to the private placement in February 2011 described in Note 5 in the footnotes to the financial statements, offset by the acquisition and development of oil and natural gas properties.

Net Cash Used In Operating Activities

Net cash used in operating activities was $1,031,927 for the nine months ended September 30, 2011 compared to $1,285,478 for the nine months ended September 30, 2010.  The change in the net cash used in operating activities is primarily attributable to lower net loss driven by higher production revenue, offset by an increase in accounts receivable.

Net Cash Used In Investment Activities

Net cash used in investment activities was $34,419,343 for the nine months ended September 30, 2011 compared to $1,045,011 for the nine months ended September 30, 2010.  The increase in cash used in investment activities is primarily attributable to the purchase and development of oil and natural gas properties in the Williston Basin during the periods.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $46,319,211 for the nine months ended September 30, 2011 compared to $15,579,120 for the nine months ended September 30, 2010.  The change in net cash provided by financing activities is primarily attributable to proceeds from the private placement described in Note 5 in the footnotes to the financial statements.

Adequacy of Capital Resources

With the addition of capital obtained through the private placement in February 2011, we believe we have sufficient capital to meet our drilling commitments and expected general and administrative expenses through 2011. Any strategic acquisition of assets may require us to access the capital markets or incur debt.  We may also choose to access the equity capital markets to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any appropriately priced sales that may occur.  However, additional capital may not be available to us on favorable terms or at all.

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

Revenue Recognition and Natural Gas Balancing

We recognize oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We use the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of September 30, 2011, our  natural gas production was in balance, i.e., its cumulative portion of natural gas production taken and sold from wells in which we have an interest equaled our entitled interest in natural gas production from those wells.

Full Cost Method

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  For the nine month period ended September 30, 2011, the Company capitalized $346,044 of internal salaries, which included $289,277 of stock-based compensation.  Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.  For the three and nine months ended September 30, 2011, the Company included $-0- and $211,176, respectively, related to expired leases in Wyoming within costs subject to the depletion calculation.

Capitalized costs associated with impaired properties and properties having proved reserves, estimated future development costs, and asset retirement costs under FASB ASC 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. The costs of unproved properties are withheld from the depletion base until such time as they are developed, impaired or abandoned.

Capitalized costs (net of related deferred income taxes) are limited to a ceiling based on the present value of future net revenues using the 12-month unweighted average of first-day-of- the-month price (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is not greater than or equal to the total capitalized costs, we are required to write down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter.  Any required write downs are included in the consolidated statements of operations as an impairment charge.

The risk that the Company will experience a ceiling test write-down increases when oil and natural gas prices are depressed or if the Company has substantial downward revisions in its estimated proved reserves. Based on calculated reserves at December 31, 2010 the unamortized costs of the Company’s oil and natural gas properties exceeded the ceiling limit by $1,377,188. As a result, the Company was required to record a write-down of the net capitalized costs of its oil and natural gas properties in the amount of $1,377,188 at December 31, 2010.  The Company analyzed the need of a further ceiling test write-down for each of the quarters during the nine months ended September 30, 2011 and determined that an additional write-down was not required as a result of increased production and related proved developed reserves during the nine months ended September 30, 2011, as well as increased oil prices used in the ceiling test.

Joint Ventures

The financial statements as of September 30, 2011 include the accounts of the Company and our proportionate share of the assets, liabilities, and results of operations of the joint ventures in which we are involved.

Stock-Based Compensation

We have accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55. We recognize stock-based compensation expense in the financial statements over the vesting period of equity-classified employee stock-based compensation awards based on the grant date fair value of the awards, net of estimated forfeitures. For options and warrants, we utilize the Black-Scholes option valuation model to calculate the fair value of stock based compensation awards at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. For the stock options and warrants granted in 2011, 2010 and 2009, the Company used a variety of comparable and peer companies to determine the expected volatility input based on the expected term of the options. We believe the use of peer company data fairly represents the expected volatility we would experience if we were in the oil and natural gas industry over the expected term of the options. We used the simplified method to determine the expected term of the options due to the lack of historical data. Changes in these assumptions can materially affect the fair value estimate.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements.  Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook, including statements related to our beliefs and intentions with respect to our growth strategy, including the amount we may invest, the location, and the scale of the drilling projects in which we intend to participate; our beliefs with respect to the potential value of drilling projects; our beliefs with regard to the impact of environmental and other regulations on our business; our beliefs with respect to the strengths of our business model; our assumptions, beliefs, and expectations with respect to future market conditions; our plans for future capital expenditures; and our capital needs, the adequacy of our capital resources, and potential sources of capital. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control and, consequently, our actual results may differ materially from those projected by any forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

•our ability to diversify our operations in terms of both the nature and geographic scope of our business;

•our ability to successfully acquire additional properties, to discover reserves, to participate in exploration opportunities and to identify and enter into commercial arrangements with customers;

•competition, including competition for acreage in resource play areas;

•our ability to retain key members of management;

•volatility in commodity prices for oil and natural gas;

•the possibility that our industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

•the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•our ability to replace oil and natural gas reserves;

•environmental risks;

•drilling and operating risks;

•exploration and development risks;

•general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that the economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access financial markets; and

•other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue during 2010 and through September 30, 2011 generally would have increased or decreased along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 23, 2010, plaintiff Donald Rensch filed a three count shareholder derivative action in the United States District Court for the District of Minnesota against nominal defendant Northern Oil & Gas, Inc. (“Northern”), certain officers and directors of Northern, James Randall Reger, Weldon Gilbertson and J.R. Reger (all current or former officers of Voyager), and Voyager. Count I of the complaint alleged breach of fiduciary duty of loyalty and usurpation of corporate opportunities by certain of Northern’s officers and directors. Count II asserts allegations against James Randall Reger, Weldon Gilbertson, and J.R. Reger of aiding and abetting officers of Northern in breaching their fiduciary duties and usurpation of Northern’s corporate opportunities in connection with the formation, capitalization, and operation of Plains Energy, which operations and activities largely became those of Voyager’s. Count III asserts a claim against Voyager for tortious interference with a prospective business relationship. The plaintiff seeks injunctive relief and damages, including imposing on Voyager and all of its assets a constructive trust for the benefit of Northern. We filed a motion to dismiss the lawsuit in the United States District Court for the District of Minnesota on September 23, 2010. A hearing on our motion was heard on February 23, 2011, and the Court granted the motion to dismiss without prejudice on June 20, 2011. The plaintiff filed an amended complaint on July 20, 2011.  The Amended Complaint has dropped claims against James Randall Reger, Weldon Gilbertson, and James Russell Reger. Voyager has again filed a motion to dismiss the lawsuit for failure to state a claim.  The motion is scheduled for a hearing in the United States District Court for the District of Minnesota on December 20, 2011.

In addition, we are subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  We believe that all such litigation matters are not likely to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, including those listed under the heading “Item 1A. Risk Factors,” which risks could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 or the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010.

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

3.1	Articles of Incorporation of Voyager Oil & Gas, Inc. (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on June 2, 2011)

3.2	Bylaws of Voyager Oil & Gas, Inc. (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on June 2, 2011)

4.1	Specimen Certificate of Common Stock, par value $0.001 per share of Voyager Oil & Gas, Inc. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on June 2, 2011)

10.1*	Form of Incentive Stock Option Agreement under the Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan

10.2*	Form of Nonqualified Stock Option Agreement under the Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan

10.3*	Form of Restricted Stock Agreement under the Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan

10.4*	Form of Restricted Stock Unit Agreement under the Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*           Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2011	VOYAGER OIL & GAS, INC.
Registrant

/s/ James Russell (J.R.) Reger
James Russell (J.R.) Reger
Chief Executive Officer (principal executive officer)

/s/ Mitchell R. Thompson
Mitchell R. Thompson
Chief Financial Officer (principal financial officer)