Form 10-Q/A
period 2012-06-30
Voyager Oil & Gas, Inc.
filed 2012-08-22
CIK 1283843

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

As of August 6, 2012, there were 70,103,645 shares of Common Stock, $0.001 par value per share outstanding

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Report”). This Amendment No. 1 is being filed solely to add the XBRL (eXtensible Business Reporting Language) information in Exhibit 101 that was excluded from the Report. This Amendment No. 1 makes no other change to the Report as filed with the Securities and Exchange Commission on August 6, 2012.

Exhibit 101 provides the following items for the period ended June 30, 2012 formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

101.INS	XBLR Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2012	VOYAGER OIL & GAS, INC.
Registrant

/s/ Michael Krzus
Michael Krzus
Chief Executive Officer (principal executive officer)

/s/ Paul Wiesner
Paul Wiesner
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document