Form 10-K/A
period 2012-12-31
Emerald Oil, Inc.
filed 2013-04-30
CIK 1283843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. — 001-35097

EMERALD OIL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Montana	77-0639000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Broadway, Suite 1360 Denver, CO (Address of Principal Executive Offices)	80202 (Zip Code)

Registrant’s telephone number, including area code: (303) 323-0008
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Emerald Oil Inc.’s (the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the SEC on March 18, 2013 (the “Original Filing”).

This Amendment is being filed to amend the Original Filing to (i) restate Item IA of Part I to include additional risk factors that were included in our quarterly report on Form 10-Q filed on November 8, 2012 but were excluded from the Original Filing and (ii) include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K permits the information in Items 10 through 14 of Part III to be included in the Form 10-K filing by incorporation by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We will file our definitive proxy statement outside such 120-day period and therefore, we are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. Defined terms in this Amendment not otherwise ascribed herein are as defined in the Original Filing. The Original Filing, as amended by this Amendment, is referred to herein as the Annual Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Item IA of the Original Filing is hereby amended and restated in its entirety, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. In addition, as required by Rule 12b-15, this Amendment contains new certifications by our Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in Item 1A. Risk Factors and other sections of our Annual Report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

EMERALD OIL, INC.

i

EMERALD OIL, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

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

Acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Our recent growth is due in large part to acquisitions of producing properties and undeveloped leasehold. We expect acquisitions to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and natural gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties that we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems, and does not involve a review of seismic data or independent environmental testing. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and limitations, including any structural, subsurface and environmental problems that may exist or arise. As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete future acquisitions on terms that we believe are acceptable or that, even if completed, do not contain problems that reduce the value of acquired property.

We may have difficulty integrating and managing the growth associated with our recent acquisitions.

Our recent acquisitions are expected to result in a significant growth in our assets, reserves and revenues and may place a significant strain on our financial, technical, operational and administrative resources. We may not be able to integrate the operations of the acquired assets without increases in costs, losses in revenues or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, costs savings or other benefits expected from such acquisitions, particularly as we transition from our historical non-operated strategy to a balanced operated and non-operated approach. Any unexpected costs or delays incurred in connection with such integration could have an adverse effect on our business, results of operations or financial condition. We have hired or intend to hire approximately three new employees that we expect will be required to manage our operations and plan to add resources as needed as we scale up our business. However, we may experience difficulties in finding the additional qualified personnel. In an effort to stay on schedule with our planned activities, we intend to supplement our staff with contract and consultant personnel until we are able to hire new employees. Our ability to continue to grow after these acquisitions will depend upon a number of factors, including our ability to identify and acquire new exploratory prospects and other acquisition targets, our ability to develop then existing prospects, our ability to successfully adopt a balanced operated and non-operated approach, our ability to continue to retain and attract skilled personnel, the results of our drilling program and acquisition efforts, hydrocarbon prices and access to capital. We may not be successful in achieving or managing growth and any such failure could have a material adverse effect on us.

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

We have significant debt, trade payables, and other long-term obligations.

Our significant debt, trade payables, long-term obligations, and related interest and dividend payment requirements and scheduled debt maturities may have important negative consequences. For instance, they could:

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

Also, our credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. We were not in compliance with the current ratio covenant as of December 31, 2012, and a waiver was obtained from the administrative agent. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our bank credit facility impose on us.

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

Generally, crude oil produced from the Bakken formation in North Dakota is high quality (36 to 44 degrees API, which is comparable to West Texas Intermediate Crude). However, due to takeaway constraints, oil prices in the Williston Basin generally have been from $8.00 to $12.00 less per barrel than prices for other areas in the United States, and as much as $22.00 less per barrel during 2012. This discount, or differential, may widen in the future, which would reduce the price we would receive for our production.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices and activity levels in new regions, causing periodic shortages. These problems can be particularly severe in certain regions such as the Williston Basin and the Sand Wash Basin. During periods of high oil and natural gas prices, the demand for drilling rigs and equipment has increased along with increased activity levels, and this may result in shortages of equipment. In addition, there has been a shortage of hydraulic fracturing capacity in many of the areas in which we operate. This shortage in hydraulic fracturing capacity could occur in the future. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, oilfield equipment and services, and personnel in our exploration, production and midstream operations. These types of shortages and subsequent price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill those wells and conduct those operations that we currently have planned and budgeted, causing us to miss our forecasts and projections.

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We have a small management team, and the loss of key individuals or the inability to attract and suitably qualified personnel could materially adversely impact our business.

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

A large portion of our acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, these leases will expire. If our leases expire, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, many of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals. Further, some of our acreage is located in sections where we do not hold the majority of the acreage and therefore it is likely that we will not be named operator of these sections. On our acreage that we do not operate, we have less control over the timing of drilling and there is therefore additional risk of expirations occurring in those sections.

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

In order to sell the oil and natural gas that we are able to produce from the Williston Basin and the Sand Wash Basin, we may have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This situation could be exacerbated to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and natural gas production, which may increase our expenses.

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

Our operations could be adversely affected by weather conditions and wildlife restrictions on federal leases. In the Williston Basin and the Sand Wash Basin, drilling and other oil and natural gas activities cannot be conducted as effectively during the winter months. Winter and severe weather conditions limit and may temporarily halt the ability to operate during such conditions. These constraints and the resulting shortages or high costs could delay or temporarily halt our oil and natural gas operations and materially increase our operating and capital costs, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are economically related. Certain bona fide hedging transactions or positions are exempt from these position limits. The financial reform legislation may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities. The financial reform legislation will impose significant new regulation on those of our derivatives counterparties that are swap dealers, which may increase their costs and in certain cases may cause or require them to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure existing derivative contracts, and increase our potential exposure to less creditworthy counterparties. If we reduce our use of derivatives or commodity prices become more volatile and hedging markets become less liquid as a result of the legislation and regulations, our results of operations may become more volatile and cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures, our results of operations, or our cash flows.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Articles of Incorporation, as amended, specify that the number of directors shall consist of one or more members, the number thereof to be determined from time to time by resolution of our Board. Our Board is currently composed of eight directors, and our Board has adopted a resolution to reduce the number of members of our Board to seven directors to be effective upon the adjournment of the 2013 Annual Meeting of our Shareholders (the “2013 Annual Meeting”). One of our current directors, Lyle Berman, has elected to retire from the Board following the adjournment of our 2013 Annual Meeting.

On July 26, 2012, we acquired Emerald Oil North America, Inc. (formerly Emerald Oil, Inc.) for approximately 1.66 million shares of our common stock and made a strategic decision to add operating capabilities and focus on growing operating acreage in the Williston Basin in North Dakota and Montana. We refer to this acquisition as the “Emerald Acquisition.” In connection with the closing of the Emerald Acquisition, Joseph Lahti, Myrna McLeroy, Loren J. O’Toole, Josh Sherman and Mitchell Thompson resigned from our Board of Directors, and Mike Krzus, Duke R. Ligon, McAndrew Rudisill, Seth Setrakian and Daniel L. Spears were appointed as directors. Also in connection with the closing of the Emerald Acquisition, our Board appointed Mike Krzus as Chief Executive Officer, McAndrew Rudisill as President, Paul Wiesner as Chief Financial Officer, and Karl Osterbuhr as Vice President of Exploration and Business Development, and our Board appointed James Russell (J.R.) Reger, formerly our Chief Executive Officer, as Executive Chairman, and Mitchell Thompson, formerly our Chief Financial Officer, as Chief Accounting Officer.

On February 19, 2013, we completed a private offering with affiliates of White Deer Energy L.P. (“White Deer Energy”), pursuant to which, in exchange for a cash investment of $50 million, we issued 500,000 shares of Series A Perpetual Preferred Stock, $0.001 par value per share, 5,114,633 shares of Series B Voting Preferred Stock, $0.001 par value per share, and warrants to purchase an initial aggregate 5,114,633 shares of our common stock, at an initial exercise price of $5.77 per share. In connection with the White Deer Energy private offering and pursuant to the obligations under the related Securities Purchase Agreement and the Preferences, Limitations and Relative Rights of Series A Perpetual Preferred Stock set forth in our Articles of Incorporation, the holders of the Series A Perpetual Preferred Stock selected Thomas J. Edelman to serve on our Board as the director designee of the holders of the Series A Perpetual Preferred Stock.

Directors

Certain biographical information relating to each of our directors is set forth below:

Name	Age	Year First Became a Director
Lyle Berman	71	2002
Thomas J. Edelman	62	2013
Mike Krzus	55	2012
Duke R. Ligon	71	2012
James Russell (J.R.) Reger	38	2010
McAndrew Rudisill	34	2012
Seth Setrakian	41	2012
Daniel L. Spears	40	2012

Lyle Berman has been a director since our inception in March 2002 and was Chairman of the Board from that time until July 26, 2012. Mr. Berman served as our Chief Executive Officer from February 25, 2004 until April 1, 2005. Since January 1999, Mr. Berman has served as the Chairman of the Board and Chief Executive Officer of Lakes Entertainment, Inc. (NASDAQ GM: LACO) (“Lakes”), a company that develops and manages Indian-owned casinos. From November 1999 until May 2000, Mr. Berman served as President of Lakes. Mr. Berman currently serves on the board of directors of PokerTek, Inc. (NASDAQ CM: PTEK), an electronic table game manufacturer, and Redstone American Grill, a privately held restaurant chain. Mr. Berman served as a director of Black Ridge Oil & Gas, Inc., formerly known as Ante5, Inc., from the time of its spin-off from the Company until November 12, 2010, and served as the Chairman of the board of directors of Grand Casinos, Inc. from October 1991 through December 1998. Mr. Berman served as Chief Executive Officer of Rainforest Cafe, Inc. from February 1993 until December 2000. Mr. Berman’s qualifications to sit on the Board include his decades of experience in owning, operating and managing a wide variety of companies both large and small, public and private, in industries as diverse as gaming, television production, restaurants and apparel.

Thomas J. Edelman has been a director since February 2013. Mr. Edelman is currently Managing Partner of White Deer Energy L.P., an energy private equity fund. Mr. Edelman founded Patina Oil & Gas Corporation and served as its Chairman and Chief Executive Officer from its formation in 1996 through its merger with the Noble Energy, Inc. in 2005, when he joined its board of directors. Mr. Edelman co-founded Snyder Oil Corporation and was its President from 1981 through 1997. Mr. Edelman served as Chairman and Chief Executive Officer and later as Chairman of Range Resources Corporation (NYSE: RRC), an oil and natural gas company, from 1988 through 2003. From 1980 to 1981, he was with The First Boston Corporation and from 1975 through 1980 with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman serves as a director of Noble Energy, Inc. (NYSE: NBL), an oil and natural gas company, PostRock Energy Corporation (NASDAQ: PSTR), an independent oil and natural gas company, President of Lenox Hill Neighborhood House, a Trustee and Chair of the Investment Committee of The Hotchkiss School and is a member of the board of directors of Georgetown University. Mr. Edelman brings a strong financial and executive management background to our Board. Mr. Edelman holds an M.B.A. in Finance from Harvard Business School and a B.A. in Political Economy from Princeton University. Mr. Edelman’s qualifications to sit on the Board include his extensive experience with investment banking and private equity funds, as well as the financial aspects of our business through leadership of large independent oil and natural gas companies, serving as President and CEO of several independent oil and natural gas companies and his knowledge and expertise of the oil and natural gas industry.

Mike Krzus has been a director and served as our Chief Executive Officer since July 2012. Mr. Krzus has over 30 years experience managing technical and business areas in upstream oil and natural gas, liquefied natural gas and geothermal. Prior to joining us, Mr. Krzus was the Chief Executive and Operating Officer of Emerald Oil & Gas NL, a petroleum exploration and production company based in Perth, Australia, since February 12, 2009 and was its Managing Director from August 13, 2009 before reverting to a non-executive director on being appointed our Chief Executive Officer in July 2012. Starting as a petroleum engineer with Home Oil in Calgary in 1983, Mr. Krzus then proceeded to Woodside Petroleum Ltd (Australia’s largest operating oil company) in 1986 where he held various management and executive positions involving oil and natural gas field development (including a four-year secondment to Shell International SIPM where he led natural gas and oil field development teams in the Netherlands), exploration and production business development, company business planning and evaluations, joint venture management and technical capability management. Before leaving Woodside Petroleum Ltd in 2007, Mr. Krzus was responsible for its sub-surface technical oil and natural gas development capability and technology and its capital gating approval process. Prior to joining Emerald Oil & Gas NL, Mr. Krzus managed a geothermal exploration company that was a subsidiary of Eden Energy. Mr. Krzus is a member of the Society of Petroleum Engineers (SPE) and Graduate member of the Australian Institute of Company Directors (AICD). Mr. Krzus holds a Diploma in Oil and Gas Technology from the British Columbia Institute of Technology and a BSc in Petroleum Engineering from Tulsa University. Mr. Krzus’ qualifications to sit on the Board include his role as our Chief Executive Officer, his experience in the energy industry, his petroleum engineering background and his years of experience in oil and natural gas development and production and technical and business management of upstream oil and natural gas companies.

Duke R. Ligon has been a director since July 2012. Mr. Ligon has served as Chairman of PostRock Energy Corporation (NASDAQ: PSTR), an independent oil and natural gas company, since October 2010 and as Chairman and Director of one of PostRock’s predecessor entities since 2006. Mr. Ligon has more than 40 years of legal expertise in corporate securities, litigation, governmental affairs and mergers and acquisitions. He is an attorney and served as senior vice president and general counsel of Devon Energy Corporation (NYSE: DVN), an independent natural gas and oil exploration and production company, from January 1997 until he retired in February 2007. From 2007 to 2010, Mr. Ligon served as a strategic legal advisor to Love’s Travel Stops & Country Stores, Inc., a privately held chain of fuelling stations and attached convenience stores, and currently is the manager and owner of Mekusukey Oil Company, LLC, a privately held oil and natural gas company. Prior to joining Devon, Mr. Ligon practiced law for 12 years and last served as a partner at the law firm of Mayer Brown LLP in New York City. In addition, Mr. Ligon was Senior Vice President and Managing Director for Investment Banking at Bankers Trust Co., a privately held commercial bank, in New York City for 10 years. Mr. Ligon also serves as a member of the board of directors of Panhandle Oil and Gas, Inc. (NYSE: PHX), an oil and natural gas company, as a member of the board of directors of Vantage Drilling Company (AMX: VTG), an offshore drilling contractor, Chairman of the Board of Blueknight Energy Partners, LP (NASDAQ: BKEP), a midstream energy business, Chairman of the Board of SteelPath MLP Funds, a privately held mutual fund providing access to the Master Limited Partnership asset class, member of the board of directors of SteelPath Energy Infrastructure Investment Company, an MLP focused investment manager, Chairman of the Board of Security State Bank, member of the board of directors of Heritage Trust Company, member of the board of directors of Orion California LP, a privately held oil and natural gas company. He was formerly on the board of directors of SteelPath MLP Funds Trust, TransMontaigne Partners L.P. (NYSE: TLP), TEPPCO Partners, L.P. (NYSE: TPP), and member of the Advisory Committee of LegalShield, a privately held prepaid legal services company (formerly Pre-Paid Legal Services, Inc. where he was a board member and Chairman of the Special Committee that negotiated the recent sale to MidOcean Partners). Mr. Ligon received an undergraduate degree in chemistry from Westminster College and a law degree from the University of Texas School of Law. Mr. Ligon’s qualifications to sit on the Board include his experience as senior vice president and general counsel of Devon Energy Corporation and his expertise in corporate securities, litigation, governmental affairs and mergers and acquisitions, as well as his service on a number of boards of directors of other publicly traded companies, primarily in the energy industry.

James Russell (J.R.) Reger has served as our Executive Chairman since July 2012, served on our Board since April 2010 and served as our Chief Executive Officer from April 2010 to July 2012. Mr. Reger was the Chief Executive Officer of Plains Energy Investments, Inc. from December 2009 to April 2010. Mr. Reger was born and raised in Billings, Montana and is the fourth generation in a family of oil and natural gas explorers and developers dating back more than 60 years. From May 2004 to July 2006, Mr. Reger developed Williston Basin leaseholds as a Principal of Reger Oil, LLC based in Billings, Montana. From August 2006 to December 31, 2009, Mr. Reger was the President of South Fork Exploration, LLC, a lease acquisition and development company with assets in North Dakota, Montana and Wyoming. Mr. Reger holds a B.A. in Finance from Baylor University in Waco, Texas. Mr. Reger’s qualifications to sit on the Board include his role as founder and executive officer of the Company since 2010, and his knowledge and understanding of the energy industry, especially in North Dakota and Montana.

McAndrew Rudisill has been a director and served as our President since July 2012. Mr. Rudisill has 12 years of investment management and investment banking experience in the natural resources sector. Prior to joining us, Mr. Rudisill was Executive Chairman of Emerald Oil, Inc., which we acquired in July 2012, from 2011 to 2012. Mr. Rudisill was the Managing Partner and founder of Pelagic Capital Advisors LP from 2007 to 2011. Prior to forming Pelagic Capital Advisors LP, Mr. Rudisill was a co-founder and Managing Partner of BrightStream Asset Management which focused on investments in natural resources from 2005 to 2007. Before co-founding BrightStream, Mr. Rudisill was an Analyst and Managing Director at North Sound Capital from 2003 to 2005 where he was responsible for investments in global natural resources. Mr. Rudisill currently serves as a Non-Executive Director of Ochre Group Holdings Limited (ASX: OGH), an Australia based mineral resources exploration company, serves as a non-executive director of Emerald Oil & Gas NL (ASX: EMR), a petroleum exploration and production company based in Perth Australia, and serves as a trustee of the Tiger Foundation, which is a philanthropic organization focused on serving New York City. Mr. Rudisill's investment career began at JPMorgan, where he worked as an investment banker. Mr. Rudisill holds a B.A. cum laude with high honors in Economics from Middlebury College in Middlebury, Vermont. Mr. Rudisill’s qualifications to sit on the Board include his role as our President and his public and private equity investment experience, investment banking experience and dealings with structuring numerous transactions in the energy industry.

Seth Setrakian has been a director since July 2012. Mr. Setrakian has 15 years of investment management experience. Mr. Setrakian currently is a Partner and Co-Head of Domestic Equities of First New York Securities, LLC, a privately held principal trading firm. Prior to First New York, Mr. Setrakian was a Partner of Helios Partners and Seneca Capital, both U.S.-based private investment firms. Mr. Setrakian’s career began at Arthur Andersen, where he was an associate in the Corporate Finance group. Mr. Setrakian graduated summa cum laude, with a B.S. in Accounting, from Pennsylvania State University. Mr. Setrakian’s qualifications to sit on the Board include his extensive capital markets expertise, his involvement with publicly traded energy companies and background in finance and strategic management.

Daniel L. Spears has been a director since July 2012. Mr. Spears has 16 years of investment management and investment banking experience in the natural resources sector. Mr. Spears is a partner and portfolio manager at Dallas, Texas based Swank Capital, LLC, an energy infrastructure investment management company, and its wholly owned investment manager, Cushing MLP Asset Management, LP. Mr. Spears was an investment banker in the Natural Resources Group at Bank of America Securities LLC for eight years. Mr. Spears also worked in the Global Energy and Power Investment Banking Group at Salomon Smith Barney. Mr. Spears serves on the board of directors of Lonestar Midstream, L.P., a private midstream master limited partnership, PostRock Energy Corporation (NASDAQ: PSTR), an independent oil and natural gas company, and Central Energy, LP, a private distribution-focused master limited partnership trading in the over-the-counter market. Mr. Spears received his B.S. in Economics from the Wharton School of the University of Pennsylvania. Mr. Spears’ qualifications to sit on the Board include his investment banking and money management expertise and his expertise related to public and private companies in the energy industry, as well as his service on a number of boards of directors of other publicly traded companies, primarily in the energy industry.

Executive Officers

The following provides information about our current executive officers. Information with respect to Messrs. Krzus, Reger and Rudisill is set forth in “—Directors,” above.

Name	Age	Positions
Mike Krzus	55	Chief Executive Officer and Director
James Russell (“J.R.”) Reger	38	Executive Chairman and Director
McAndrew Rudisill	34	President and Director
Paul Wiesner	48	Chief Financial Officer and Secretary
Mitchell R. Thompson	32	Chief Accounting Officer
David Veltri	55	Chief Operating Officer

Paul Wiesner has been our Chief Financial Officer since the closing of the Emerald Acquisition in July 2012. Mr. Wiesner has over 25 years of experience with public and private oil and natural gas companies in senior financial and accounting positions. Prior to joining us, Mr. Wiesner was the Chief Financial Officer of Tracker Resource Development II, LLC from 2008 to 2011 a private oil exploration company focused in the North Dakota Bakken which sold for $1.05B. From 2005 to 2008, Mr. Wiesner was Chief Financial Officer, Secretary and Treasurer for Storm Cat Energy Corporation a publically traded coalbed methane gas exploration company focused in the Powder River Basin of Wyoming. In November 2008, while Mr. Wiesner served as an executive officer, entities affiliated with Storm Cat Energy filed for protection under Chapter 11 of the Federal bankruptcy laws in the U.S. Bankruptcy Court for the District of Colorado. From 2002 to 2005, Mr. Wiesner served as Chief Financial Officer of NRT Colorado, Inc. d/b/a Coldwell Banker Residential Colorado a residential real estate company with 22 offices and 2000 agents. Prior to 2002, Mr. Wiesner held financial positions with various private companies focused on oil and natural gas exploration, mid-stream natural gas gathering, mining and high technology products. Mr. Wiesner graduated with a Bachelor of Arts degree from Claremont McKenna College and holds an MBA from the MIT Sloan School of Management.

Mitchell R. Thompson has been our Chief Accounting Officer since the closing of the Emerald Acquisition in July 2012. Prior to then, Mr. Thompson served as our Chief Financial Officer from April 2010 to July 2012 and as a director from January 2011 to July 2012. Mr. Thompson was Chief Financial Officer of Plains Energy Investments, Inc. from December 1, 2009 until its merger with us in April 2010. From November 2008 to December 1, 2009, Mr. Thompson was with Anderson ZurMuehlen & Co., P.C. in Billings, Montana where he was an assurance manager. From September 2004 to November 2008, Mr. Thompson held various positions with Grant Thornton LLP in Minneapolis, where he last served as a senior associate. Mr. Thompson has been a licensed CPA since 2006 and holds a B.S. and Master’s in Accounting from Montana State University.

David Veltri has been our Chief Operating Officer since November 30, 2012. Mr. Veltri has over 31 years of oil and natural gas industry experience with a major oil company and several independent oil companies, where he has managed and provided engineering for all phases of upstream and mid-stream oil and natural gas operations, covering North Dakota, Wyoming, the Rocky Mountains, the Southern U.S., Mid-Continent, Louisiana, Texas and various international locations. Most recently, Mr. Veltri served as an independent petroleum engineering consultant from October 2011 through November 2012. From August 2008 through September 2011, Mr. Veltri served as Vice President/General Manager of Baytex Energy USA Ltd., where he managed business unit operations, capital drilling programs, lease maintenance and producing properties in the Williston Basin in North Dakota. From September 2006 to July 2008, Mr. Veltri was Production Manager at El Paso Exploration and Production Company, where he managed producing oil and natural gas properties located in northern New Mexico. Mr. Veltri received a Bachelor of Science in Mining and Engineering from West Virginia University.

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and certain beneficial owners of more than 10% of our common stock to file with the SEC reports of ownership (Form 3) and changes in ownership (Forms 4 and 5) of our common stock. The reporting persons are required to furnish us with copies of all reports filed pursuant to Section 16(a). Based solely upon review of these SEC reports and written representations to us from certain reporting persons, we believe that during fiscal year 2012, all applicable filing obligations under Section 16(a) have been met by all of the reporting persons, except McAndrew Rudisill and Paul Wiesner each did not timely file his Form 3 and two Forms 4, J.R. Reger and Mitch Thompson each did not timely file three Forms 4, Lyle Berman, and Mike Krzus each did not timely file two Forms 4, Duke Ligon, Seth Setrakian and Dan Spears each filed one late Form 4, Marty Beskow did not timely file his Form 3 and two Forms 4, Karl Osterbuhr and David Veltri did not timely file his Form 3 and one Form 4, and Joseph Lahti, Myrna McLeroy, Loren O’Toole and Josh Sherman (all former directors) each did not timely file one Form 4.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to all employees, consultants, directors and officers, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics and Business Conduct addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, company opportunities, gifts and political contributions, relationships with government officials, conflicts of interest and insider trading. Our Code of Ethics and Business Conduct is available on our website at www.emeraldoil.com. Emerald intends to include on its website any amendment to, or waiver from, a provision of the Code of Ethics and Business Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K. A copy of our Code of Ethics and Business Conduct will be provided to any person, without charge, upon request to the Secretary at 1600 Broadway, Suite 1360, Denver, Colorado 80202.

Current Committee Membership

Our Board has three standing committees, the Audit Committee, the Compensation Committee and the Governance/Nominating Committee. The following table sets forth the membership of each of our committees.

Audit Committee	Governance/Nominating Committee	Compensation Committee
Lyle Berman(1)	Duke R. Ligon	Duke R. Ligon
Duke R. Ligon*	Seth Setrakian	Seth Setrakian*
Daniel L. Spears	Daniel L. Spears*	Daniel L. Spears

* Chairman of Committee

(1) Mr. Berman will retire upon the adjournment of the 2013 Annual Meeting, and Mr. Edelman will be appointed to serve on the Audit Committee.

Audit Committee

Our Board has determined that our Audit Committee is comprised entirely of independent directors, as defined by the listing standards of the NYSE MKT stock exchange and applicable SEC rules. In addition, our Board has determined that Mr. Spears is an “audit committee financial expert,” as defined under the applicable rules of the SEC. Each member of our Audit Committee possesses the financial qualifications required of Audit Committee members set forth in the rules and regulations of the NYSE MKT stock exchange and under the Securities Exchange Act of 1934, as amended.

Board’s Role in Risk Oversight

Our Board retains primary responsibility for risk oversight. To assist the Board in carrying out its oversight responsibilities, members of our senior management report to the Board and its committees on areas of risk, and our Board committees consider specific areas of risk inherent in their respective areas of oversight and report to the full Board regarding their activities. For example, our Audit Committee periodically discusses with management our major financial risk exposures and the steps management has taken to monitor and control such exposures. Our Compensation Committee considers employee-related risks as it evaluates the performance of our executive officers and determines our executive compensation. Our Governance/Nominating Committee focuses on issues relating to Board composition and corporate governance matters. In addition, to ensure that our Board has a broad view of our overall risk management process, the Board periodically reviews our long-term strategic plans and the principal issues and risks that we may face, as well as the processes through which we manage risk.

Shareholder Communications with the Board of Directors

Shareholders may communicate directly with the Board. All communications should be directed to our Secretary at the address below and should prominently indicate on the outside of the envelope that it is intended for the Board or for non-management directors, and our Secretary will forward the communications to all specified directors. If no director is specified, the communication will be forwarded to the entire Board. Shareholder communications to the Board should be sent to:

Emerald Oil, Inc. Board of Directors
Attention: Secretary
1600 Broadway, Suite 1360
Denver, Colorado 80202

There have been no material changes to the procedures by which shareholders may recommend director nominees to the our Board since our 2012 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

Introduction

Our compensation programs are generally, designed, structured and administered under the oversight of our Compensation Committee and subject to the approval of our Board of Directors. On July 26, 2012, we completed the Emerald Acquisition. In connection with the Emerald Acquisition, Joseph Lahti, Myrna McLeroy, Loren J. O’Toole II, Josh Sherman and Mitchell R. Thompson resigned as directors, and Duke R. Ligon, Seth Setrakian, Daniel L. Spears, Mike Krzus and McAndrew Rudisill, each of whom were previously employed by Emerald Oil, Inc. or previously served on the board of directors of Emerald Oil, Inc., were appointed to our Board of Directors. Following the Emerald Acquisition, our Compensation Committee consisted of Messrs. Setrakian (Chairman), Ligon and Spears.

Also in connection with the Emerald Acquisition, our Board of Directors appointed the Mike Krzus as Chief Executive Officer, McAndrew Rudisill as President, Paul Wiesner as Chief Financial Officer, and Karl Osterbuhr as Vice President of Exploration and Business Development, each of whom were former officers of Emerald Oil, Inc. In addition, our Board appointed J.R. Reger, our former Chief Executive Officer, and Mitchell R. Thompson, our former Chief Financial Officer, as our Executive Chairman and Chief Accounting Officer, respectively. Following the Emerald Acquisition, we changed our name from Voyager Oil & Gas, Inc. to Emerald Oil, Inc., and we shifted from our previous business model that focused on participating in non-operated wells developed by other operators to our current operated program over which we have control of the timing of well development and design of our wells. Going forward, we plan to participate in significantly fewer non-operated wells and grow reserves through our operated well development program.

As a result of the changes in the composition of our Board of Directors, Compensation Committee and senior management and our change in business model following the Emerald Acquisition, our compensation programs changed substantially, and the following discussion reflects those changes.

For the purposes of our discussion, our named executive officers for 2012 are as follows:

Name	Title
Mike Krzus	Chief Executive Officer (our principal executive officer)
James Russell (J.R.) Reger	Executive Chairman
McAndrew Rudisill	President
Paul Wiesner	Chief Financial Officer (our principal financial officer)
Mitchell R. Thompson	Chief Accounting Officer

Compensation Objectives and Philosophy

Our future success and the ability to create long-term value for our shareholders depends on our ability to attract, retain and motivate the most qualified individuals in the oil and natural gas industry. We design our compensation programs to reward performance and to attract, retain and motivate employees at all levels. Our goal is to establish pay levels for our named executive officers that are competitive with comparable positions in our industry and in the regions in which we operate, while maintaining an atmosphere of teamwork, recognizing overall business results and individual achievement, and attaining our strategic objectives by tying the interest of our executive officers and employees with our shareholders through the use of equity-based compensation.

Our overall compensation philosophy is that rewards to executives should reflect and reinforce our company-wide focus on financial management and bottom-line performance. We believe this approach increases the likelihood that we will experience sustained profitability and generate greater shareholder value over time. In 2012, we compensated our named executive officers primarily in the form of a base salary and the grant of equity awards in the form of both restricted stock awards and stock options, which we believed aligned the interests of our executive management with our shareholders as a whole.

We intend for the amount of compensation paid to each executive officer to reflect the officer’s experience and individual performance, as well as our overall performance, all measured in the context of the oil and natural gas industry and locations in which we operate. Our objectives are to attract, retain and motivate executives of outstanding ability. In order to motivate each executive officer to achieve his potential, certain components of our total compensation package are dependent on corporate and individual performance and are therefore at risk. Generally, as an executive officer’s responsibility and ability to impact our financial performance increases, the individual’s performance-based compensation increases as a portion of his total compensation. Ultimately, executive officers with greater roles and responsibilities associated with achieving our performance targets should bear a greater proportion of the risk if those goals are not achieved and should receive a greater proportion of the reward if the goals are met or surpassed.

Our Board and the Compensation Committee is currently considering the compensation awarded to, earned by, or paid to its executive officers in the future. Specifically, it is considering the following:

●	the objectives of our compensation programs;

●	various elements that our compensation program is designed to reward;

●	each element of compensation;

●	the reasons each element is considered important;

●	the methods for determining the amounts (and, where applicable, the formula) for each element to pay; and

●	how each compensation element fit into our overall compensation objectives and affect decisions regarding other elements.

Compensation Committee

Our Compensation Committee oversees the design and administration of our executive compensation program according to the processes and procedures discussed in this Annual Report. To implement our compensation objectives and philosophy, our Board and Compensation Committee:

●	consider individual performance, competence and leadership when setting base compensation, as well as Company-specific financial and business improvement goals to promote a cohesive, performance-focused culture among our executive team;

●	compare our compensation programs with the executive compensation policies, practices and levels at comparable companies in our industry selected for comparison by our Compensation Committee, based upon size, complexity and growth profile; and

●	structure compensation among the executive officers so that our named executive officers, with their greater responsibilities for achieving performance and strategic objectives, bear a greater proportion of the risk and rewards associated with achieving those goals.

Setting Executive Compensation

The Compensation Committee selects the elements of executive compensation and determines the level of each element, the mix among the elements and total compensation based upon the objectives and philosophies set forth above, and by considering a number of factors, including:

●	each executive officer’s position and the level of responsibility;

●	the skills and experiences required by an executive officer’s position;

●	the executive officer’s experience and qualifications;

●	the competitive environment for comparable executive officer talent having similar experience, skills and responsibilities;

●	our performance compared to specific objectives;

●	individual performance measures;

●	the executive officer’s current and historical compensation levels;

●	the executive officer’s length of service;

●	compensation equity and consistency across all executive positions; and

●	the stock ownership of each executive officer.

As a means of assessing the competitive market for executive talent, we review competitive compensation data gathered in comparative third-party surveys that we believe to be relevant, considering our size and industry. For 2012, our Compensation Committee did not engage an independent compensation consultant, but may in the future.

Employment Agreements, Termination and Change of Control

As part of the Emerald Acquisition, entered into employment agreements with our named executive officers, J.R. Reger (Executive Chairman), Mike Krzus (Chief Executive Officer), McAndrew Rudisill (President), Paul Wiesner (Chief Financial Officer) and Mitchell R. Thompson (Chief Accounting Officer). We also entered into an employment agreement with Karl Osterbuhr (Vice President of Exploration and Business Development). Each agreement terminates on December 31, 2014 with automatic annual extensions unless we or the officer elects not to extend the agreement by providing at least 60 days prior written notice to the other party that the term will not be extended.

Each agreement provided for a base salary, initial stock awards under the 2011 Plan consisting of options and restricted stock units, 25% of which vested upon execution of the employment agreements and 75% of which vests in equal annual increments over three years, and an annual short-term incentive award, which will range from up to 100% to 200% of the officer’s base salary and the performance criteria as set by the Compensation Committee (the “STI Award”). For 2012, Messrs. Reger, Krzus and Rudisill received a base salary of $290,000 per year, an initial equity award consisting of options to acquire 89,286 shares of common stock and 29,762 restricted stock units and an STI Award of up to 200% of base salary, entitlement to standing execution goals, and exposure to the Compensation Committee’s annual discretionary bonus allocation; Mr. Wiesner received a base salary of $275,000 per year, an initial equity award consisting of options to acquire 44,643 shares of common stock and 14,881 restricted stock units, and an STI Award of up to 100% of base salary, entitlement to standing execution goals, and exposure to the Compensation Committee’s annual discretionary bonus allocation; and Mr. Thompson received a base salary of $225,000 per year, an initial stock award consisting of options to acquire 71,429 shares of common stock and 23,810 restricted stock units and an STI Award of up to 125% of base salary, entitlement to standing execution goals, and exposure to the Compensation Committee’s annual discretionary bonus allocation. In addition, Messrs. Krzus and Rudisill are entitled to reasonable relocation expenses, including a housing allowance of $7,500 per month through December 2014. The employment agreements limited equity-related grants made the officers for 12 months following the closing of the Emerald Acquisition to the initial equity awards, and our Board authorized an amendment to the employment agreements in October 2012 to remove this limitation, as the Board did not want to limit its flexibility to grant additional equity awards.

Each of these officer employment agreements provides for severance and change-in-control payments in the event we terminate an officer’s employment “without cause” or if the officer terminates for “good reason.” A change of control is deemed to occur when individuals constituting the Board at the beginning of any two-year period cease to constitute a majority thereof, or if the voting securities outstanding immediately prior to a merger, consolidation or reorganization cease to represent at least 50% of the combined voting power of the outstanding securities immediately after such merger, consolidation or reorganization. If we terminate an officer without cause or the officer resigns for good reason, if the agreement is not extended at the end of each term without cause or for good reason, or if we terminate an officer without cause or the officer resigns for good reason within 12 months of a change of control, then that officer will receive all accrued but unpaid base salary, any unpaid STI Award in respect of any completed fiscal year ending prior to the date of such termination or resignation, a lump-sum cash payment equal to two times the target STI Award for the fiscal year in which the termination or resignation occurs, a lump-sum payment equal to two years of the officer’s base salary, partial payment of the officer’s health coverage, if continued, and immediate vesting of all equity or equity-related awards previously awarded to the officer. Upon termination by us without cause or by an officer for good reason, the officer will receive all amounts payable on the 60th day following the date of the officer’s termination of employment. If we terminate an officer for cause or if an officer resigns without good reason, the officer will only be entitled to obligations that have accrued under his employment agreement, and any unvested equity awards will be cancelled, and the officer will not have any further rights under the employment agreements, including any STI Award that has not been paid as of the date of termination.

Each agreement provides that in the event we terminate an officer’s employment “without cause,” as a result or a change in control or as a result of non-extension by us, or if the officer terminates his employment for “good reason”, the officer agrees that, for a period ending one year from the date of his termination of employment, the officer will not (i) engage in certain activities described in the employment agreements that are deemed competitive with our business in any county in the United States where we hold mineral lease interests, (ii) encourage any person to leave our employ, hire or engage as a consultant any person who is or was our employee or consultant until six months after such individual’s employment or consulting relationship with us has been terminated, or (iii) encourage certain persons to cease doing business with us or interfere with certain of our business relationships.

The following table shows the potential payments to our named executive officers in the event of their termination of employment as of December 31, 2012 and using the closing price of our common stock on December 31, 2012 to value the early vesting of equity-related awards. The table below assumes that we have paid in full the named executive officer’s base salary and STI Awards. Because the price of our common stock is subject to fluctuation, we cannot assure you that these scenarios would produce similar results as those disclosed if a termination occurs in the future.

Name	Severance Payments($)	Early Vesting of Equity or Equity- related Awards($)	Other(1)	Total($)
Without Cause/For Good Reason/ Non-Extension/Change of Control
Mike Krzus	1,740,000	1,659,655	—	3,399,655
Paul Wiesner	1,100,000	1,169,809	—	2,269,809
James Russell (J.R.) Reger	1,740,000	1,659,655	—	3,399,655
McAndrew Rudisill	1,740,000	1,659,655	—	3,399,655
Mitchell R. Thompson	1,012,500	645,673	—	1,658,173

(1) Upon termination, if the executive officer elects to continue to participate in any group medical, dental, vision and /or prescription drug plan benefits to which the executive officer and /or his eligible dependents would be entitled under Section 4980B of the Code (COBRA), we will pay the excess of (i) the COBRA cost of such coverage over (ii) the amount the executive officer would have had to pay for such coverage if the executive officer had remained employed with us during the period the executive officer is entitled to coverage under COBRA. As a result of the various considerations involved in calculating the excess amount, we are unable to provide an accurate estimate of such costs, but do not believe such costs would be material.

Executive Compensation Components for Fiscal Year 2012

The principal elements of our executive officer compensation program for fiscal year 2012 were:

●	base salary;

●	incentive awards paid with both restricted stock units and/or cash at the discretion of the Compensation Committee, based upon short-term incentive (“STI”) awards, standing execution achievement (“SEA”) awards, and discretionary awards; and

●	limited perquisites and other benefits generally made available to our employees.

In allocating compensation across these elements, the Compensation Committee followed the general compensation objectives and philosophies outlined above to place a substantial percentage of an executive officer’s compensation at risk, subject to achievement of specific performance objectives and long-term equity value creation. In addition, the Compensation Committee generally placed a greater proportion of total compensation at risk for our named executive officers, based on their greater responsibility for, and ability to influence, overall company performance.

Awards were allocated based upon both long- and short-term goals and with a preference for equity incentives when available under the 2011 Equity Incentive Plan. STI awards were based upon three to five corporate goals which the Compensation Committee believed would benefit our shareholders. STI awards are only available to those officer’s with employment agreements that specifically call for STI awards. In 2012, the Compensation Committee determined that because of the growth trajectory of the company, STI awards would be based upon the achievement of semi-annual corporate goals in 2012 and through the first half of 2013. SEA goals are based upon defined quarterly achievement hurdles that provide a pool of compensation that management can allocate to incentivize all executives and employees to achieve specific quarterly operational and financial objectives. Discretionary awards may be granted at the discretion of the Compensation Committee with Board approval and are focused on the long-term alignment of executives with shareholders.

STI awards, standing execution goal awards and annual discretionary awards may be paid in restricted stock units or cash depending upon availability under the 2011 Equity Incentive Plan. In the event shares are not available for grant under the 2011 Equity Incentive Plan, cash will be used.

Base Salary

Base salary provides executives with a fixed, regular, non-contingent earnings stream. As a component of total compensation, our Compensation Committee has set base salaries at a level that it believes attract and retain an experienced management team in our market that would us to grow and create shareholder value, while making base salary a smaller component of overall compensation than is provided in the form of equity incentive awards.

In connection with the Emerald Acquisition, we entered into new employment agreements with each of our named executive officers. The employment agreements established initial base salaries of $290,000 for each of Messrs. Krzus, Reger and Rudisill, $275,000 for Mr. Wiesner and $225,000 for Mr. Thompson. We review base salaries for our executive officers annually to determine if a change is appropriate, considering various factors, including comparisons to base salaries paid for comparable roles by other companies in the oil and natural gas industry, individual contributions to the Company and base salaries paid within our Company. For 2013, we increased the base salaries of certain of the named executive officers based upon performance in 2012. Information regarding the increases in base salaries of the named executive officers is discussed below under “—Compensation for 2013.”

Incentive Awards

We believe that a high level of quality long term performance is achieved through an ownership culture that encourages performance by our executive officers through the use of stock and stock based awards. The 2011 Plan was established to provide our employees, including our named executive officers, with incentives to help align their interests with the interests of shareholders. We have historically elected to use stock options and restricted stock grants as the primary equity incentive vehicles. We believe stock options and restricted stock grants provide incentives for our named executive officers’ performance because the value of the awards is tied directly to our stock price and provides retention incentives with delayed vesting.

In March 2012 under the terms of his employment agreement in effect prior to the Emerald Acquisition, Mr. Reger received 9,524 shares of common stock, 21,429 restricted stock units vesting monthly over a 12-month period and 26,190 restricted stock units vesting quarterly over a 36-month period, of which 11,904 restricted stock units vested prior to the Emerald Acquisition. Also in March 2012 under the terms of his prior employment agreement, Mr. Thompson received 4,761 shares of common stock, 10,716 restricted stock units vesting monthly over a 12-month period and 13,095 restricted stock units vesting quarterly over a 36-month period, of which 5,953 restricted stock units vested prior to the Emerald Acquisition. Messrs. Reger and Thompson forfeited their remaining 35,715 and 17,858 unvested restricted stock units, respectively, upon completion of the Emerald Acquisition and entering into new employment agreements.

Following the Emerald Acquisition, our named executive officers were subject to the terms of their respective employment agreements, which provided for an initial equity grant to each of our named executive officers. Upon closing of the Emerald Acquisition, Messrs. Krzus, Reger and Rudisill each received 29,762 restricted stock units and options to purchase 89,286 shares of common stock; Mr. Wiesner received 14,881 restricted stock units and options to purchase 44,643 shares of common stock, and Mr. Thompson received 23,810 restricted stock units and options to purchase 71,429 shares of common stock, of which 25% vested upon grant and the remaining vest in equal installments over three years from the date of grant.

Each of the named executive officer’s employment agreements also provide for STI awards ranging from 100% to 200% of base salary, entitlement to SEA awards based on defined quarterly achievement hurdles, and exposure to the Compensation Committee’s discretionary bonus allocation.

For 2012, the Compensation Committee set forth the following STI goals:

●	aggressively expanding our core operated Williston Basin acreage position;

●	transitioning to an operated business model while maintaining a balanced non-operated acreage portfolio;

●	rapidly developing undrilled leasehold acreage to generate reserves, production and cash flow; and

●	maintaining a strong liquidity position and conservative balance sheet.

Our Compensation Committee established SEA goals to be divided among all executive and employee team members at the discretion of our executive officers who manage their respective team members. For 2012, the Compensation Committee established the following SEA goals:

●	$75,000 for each successfully drilled well that is operated by us and generates similar or superior well results to surrounding wells, based upon 30-day initial production rates;

●	$90,000 for converting non-operated acreage into 1280-acre drilling spacing units in which we are designated as the operator and have at least a 35% working interest;

●	1.5% of the total transaction value for the completion of acquisitions of acreage and production in the Williston Basin upon demonstrating to the Compensation Committee that the transaction is value accretive;

●	0.75% of the gross amount of completed equity raises upon demonstrating to the Compensation Committee the value added as a result of the equity raise; and

●	0.25% of the gross amount of debt refinancings or the issuance of debt securities upon demonstrating to the Compensation Committee the requirement of the debt refinance or debt issuance and the competitiveness of the debt transaction in relation to our size and the capital market conditions.

Based upon the achievement of the parameters established by the Compensation Committee for making STI awards, standing SEA awards, and discretionary awards, our named executive officers received the following equity awards in November 2012: each of Messrs. Krzus, Reger and Rudisill—441,661 restricted stock units and $103,019 in cash; Mr. Wiesner—318,127 restricted stock units and $74,213 in cash; and Mr. Thompson—158,045 restricted stock units and $36,869 in cash. One-third of the restricted stock unit grants vested upon grant and the remaining two-thirds of the restricted stock unit grants vest in equal annual installments over two on the anniversary date of the grants.

In the future, our Compensation Committee and Board may grant equity incentive awards on a semi-annual or annual basis and from time to time may make one-time grants to recognize promotion or consistent long-term contribution, or for specific incentive purposes. We may also make grants in connection with the hiring of new executive officers and employees. The Compensation Committee will have the authority to administer any equity incentive plan under which we make equity or equity-based awards, including the 2011 Plan.

Although we do not have any stock retention or ownership guidelines, our Board and Compensation Committee intend to encourage our executives to continue to have a financial stake in the Company in order to align the interests of our shareholders and management. We will continue to evaluate whether to implement a stock ownership policy for our officers and directors.

Perquisites and Other Benefits

In addition to the compensation discussed above, our named executive officers are eligible for the same healthcare and other benefits that are available to all our employees generally. We offered limited perquisites to our named executive officers. We provided each of Messrs. Krzus, Reger, Rudisill and Thompson with an allowance for the use of an automobile. In addition, we provided for a housing allowance and moving expenses for Messrs. Krzus and Rudisill for relocating to Denver, Colorado from their respective areas of residence.

Compensation for 2013

Subsequent to December 31, 2012, as part of the analysis of executive compensation that is undertaken annually by our Compensation Committee, we approved increases in the base salaries of our named executive officers. For 2013, the base salary of Messrs. Krzus, Reger and Rudisill was increased from $290,000 to $350,000, the base salary of Mr. Wiesner was increased from $275,000 to $305,000, and the base salary of Mr. Thompson was increased from $225,000 to $235,000. These changes in base salary were made to move closer in line to peer comparable executive salaries and to reflect the better capitalization and cash flows of the Company.

Compensation Committee Interlocks and Insider Participation

Following the Emerald Acquisition on July 26, 2012, the Compensation Committee consisted of Duke R. Ligon, Seth Setrakian and Daniel L. Spears. Prior to the Emerald Acquisition the Compensation Committee consisted of Joseph Lahti, Myrna McLeroy, Josh Sherman and Loren J. O’Toole II. None of our Compensation Committee members was ever an officer of the Company or had any related party transaction relationship with us of a type that is required to be disclosed under Item 404 of Regulation S-K. None of our executive officers has served as a member of the compensation or similar committee or board of directors of any entity that has one or more executive officers who served on our Compensation Committee during fiscal year 2012.

Our non-employee directors receive equity awards, which may be in the form of stock option grants, shares of restricted stock or restricted stock units, as compensation for their services as directors, as well as cash compensation for their services as directors. All of our directors are reimbursed for their reasonable expenses in attending Board and committee meetings.

Compensation Risk Assessment

The Compensation Committee conducted a risk assessment of our employee compensation programs, including our executive compensation programs, and concluded that our employee compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and do not incentivize executives or other employees to take unnecessary or excessive risks. As a result, we believe that risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on us. Despite this belief, our Compensation Committee has resolved to periodically review our compensation programs and make any necessary adjustments to the program and its incentives to account for changes in our risk profile.

Stock Ownership/Retention Guidelines and Other Policies

We do not have any stock ownership guidelines or a stock retention policy. We have adopted an Insider Trading Policy that applies to all of our officers and employees and all members of the Board. The Insider Trading Policy prohibits short sales of our common stock and the trading of our securities on a short-term basis, and requires that any of our common stock purchased in the open market be held for a minimum of six months. This policy also states that employees should not “margin” our common stock or enter into hedging transactions with respect to our common stock.

Consideration of 2011 Say-On-Pay Shareholder Vote

In 2011, we held our first shareholder advisory vote on the compensation paid to our named executive officers in 2010, which resulted in an excess of 95% of votes cast approving such compensation. As recommended by our Board, shareholders expressed their preference for a three year advisory vote on executive compensation, and we have implemented that recommendation. The next shareholder advisory vote on compensation paid to our named executive officers will be held at the 2014 Annual Meeting of Shareholders. The next shareholder advisory vote on the frequency of shareholder advisory votes on compensation will be held at the 2017 Annual Meeting of Shareholders. The Compensation Committee considered many factors in evaluating our executive compensation programs as discussed in this Compensation Discussion and Analysis, including the Compensation Committee’s assessment of the interaction of our compensation programs with our corporate business objectives and review of data of certain companies the Compensation Committee deemed to be in our peer group, each of which is evaluated in the context of the Compensation Committee’s duty to act as the directors determine to be in the best interests of our shareholders. While each of these factors bore on the Compensation Committee’s decisions regarding the named executive officer’s compensation, the Compensation Committee did not make any material changes to our executive compensation program and policies as a result of the 2011 “say on pay” advisory vote. Following the Emerald Acquisition and the shift in our business plan from a non-operated program to transitioning to an operator, our compensation policies have changed, as the responsibilities of our officers and other personnel have significantly increased. We review our compensation programs and philosophy on an annual basis and will consider various factors in determining overall compensation, including the next shareholder advisory vote.

Conclusion

The Board concluded that the base salary and equity incentives for each of the named executive officers, as well as the total compensation received by those named executive officers, in fiscal year 2012 were reasonable and appropriate in light of our goals and competitive requirements. The amounts were in our best interests and our shareholders’ best interest because they enabled us to attract, retain, motivate and fairly reward talent and furthered the philosophies of ensuring the accomplishment of our financial objectives and aligning the interests of management with those of long-term shareholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

Seth Setrakian, Chair

Duke R. Ligon

Daniel L. Spears

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2012, 2011 and 2010 by our named executive officers.

	Year	Salary($)		Bonus($)		Stock Awards ($)(1)		Options Awards ($)(1)		All Other Compensation ($)(2)	Total($)
Michael Krzus	2012	120,833	(3)	103,019		2,017,443	(4)	456,740	(5)	90,260	2,788,295
Chief Executive Officer	2011	—		—		—		—		—	—
	2010	—		—		—		—		—	—

Paul Wiesner	2012	114,583	(6)	74,213		1,401,900	(7)	228,370	(8)	7,461	1,826,527
Chief Financial Officer	2011	—		—		—		—		—	—
	2010	—		—		—		—		—	—

James Russell (J.R.) Reger	2012	120,833	(3)	253,019	(9)	2,467,431	(10)	456,740	(5)	16,405	3,314,428
Executive Chairman(11)	2011	—		—		—		—		28,236	28,236
	2010	—		—		—		—		—	—

McAndrew Rudisill	2012	120,833	(3)	103,019		2,017,443	(4)	456,740	(5)	60,260	2,758,295
President	2011	—		—		—		—		—	—
	2010	—		—		—		—		—	—

Mitchell R. Thompson	2012	140,417	(12)	186,869	(9)	1,050,166	(13)	365,391	(14)	18,759	1,761,601
Chief Accounting Officer(11)	2011	70,000		—		—		—		23,642	93,642
	2010	70,000		5,833		—		—		—	75,833

(1)    The grant date fair value of each of the restricted stock and restricted stock unit awards was based on the closing price of our common stock on the date of the grant. We used the Black-Scholes option valuation model to calculate the value of the stock options, based upon an exercise price equal to the closing price of our common stock on the date of grant, utilizing the provisions of FASB ASC Topic 718. See Note 6 to our financial statements for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K for fiscal year 2012 for additional discussion of our valuation of stock options.

(2)    The following items are reported in the “All Other Compensation column for the year ended December 31, 2012:

Name	Insurance Benefits($)	Automobile Allowance($)	Moving Expenses($)	Taxes Paid (share vesting gross-up)($)	Total($)
Mike Krzus	7,461	5,299	77,500	—	90,260
Paul Wiesner	7,461	—	—	—	7,461
J.R. Reger	2,412	4,485	—	9,508	16,405
McAndrew Rudisill	7,461	5,299	47,500	—	60,260
Mitchell R. Thompson	7,461	4,944	—	6,354	18,759

(3)    Messrs. Krzus, Reger and Rudisill received an annual base salary of $290,000 beginning July 26, 2012 upon completion of the Emerald Acquisition. Mr. Reger did not receive salary compensation prior to July 26, 2012, and Messrs. Krzus and Rudisill were not employed by us prior to July 26, 2012.

(4)    Upon completion of the Emerald Acquisition and in connection with entering into employment agreements, Messrs. Krzus and Rudisill each received 7,440 shares of common stock and 22,321 restricted stock units. The restricted stock units vest annually in equal increments over three years. In November 2012, Messrs. Krzus and Rudisill received 147,204 shares of common stock and 294,407 restricted stock units related to achievement of short-term incentives under their respective employment agreements. The restricted stock units vest annually in equal increments over two years.

(5)    Upon completion of the Emerald Acquisition and in connection with entering into employment agreements, Messrs. Krzus, Reger and Rudisill each received stock options to purchase 89,286 shares of common stock, of which 22,321 stock options vested immediately, and the remaining 66,965 stock options vest equally on an annual basis over three years on the anniversary of the grant.

(6)    Mr. Wiesner received an annual base salary of $275,000 beginning July 26, 2012 upon the completion of the Emerald Acquisition. Mr. Wiesner was not employed by us prior to July 26, 2012.

(7)    Upon completion of the Emerald Acquisition and under the terms of his new employment agreement, Mr. Wiesner was granted 3,720 shares of common stock and 11,161 restricted stock units under the terms. The restricted stock units vest annually in equal increments over three years. In November 2012, Mr. Wiesner received 106,042 shares of common stock and 212,085 restricted stock units related to achievement of short-term incentives under his employment agreement. The restricted stock units vest annually in equal increments over two years.

(8)    Upon completion of the Emerald Acquisition and in connection with entering into his employment agreement, Mr. Wiesner received stock options to purchase 44,643 shares of common stock under the terms of his new employment agreement, of which 11,161 stock options vested immediately upon grant and the remaining 33,482 stock options vest equally on an annual basis over three years on the anniversary of the grant.

(9)    Messrs. Reger and Thompson received a mid-year bonus payment of $150,000 each prior to the Emerald Acquisition.

(10)    In March 2012, Mr. Reger received 9,524 shares of common stock as compensation under his prior employment agreement. Mr. Reger also received 21,429 restricted stock units vesting monthly over a 12-month period and 26,190 restricted stock units vesting quarterly over a 36-month period, of which 11,904 restricted stock units vested prior to the Emerald Acquisition. Mr. Reger forfeited the remaining 35,715 unvested restricted stock units upon completion of the Emerald Acquisition and entering into a new employment agreement. Upon completion of the Emerald Acquisition, Mr. Reger received 7,440 shares of common stock and 22,321 restricted stock units under his new employment agreement. The restricted stock units vest annually in equal increments over three years. In November 2012, Mr. Reger was granted 147,204 shares of common stock and 294,407 restricted stock units related to achievement of short-term incentives under his employment agreement. The restricted stock units vest annually in equal increments over two years.

(11)    Prior to the completion of the Emerald Acquisition, Mr. Reger served as our Chief Executive Officer and Mr. Thompson served as our Chief Financial Officer.

(12)    Following the completion of the Emerald Acquisition, Mr. Thompson began receiving an annual base salary of $225,000 beginning July 26, 2012. Prior to July 26, 2012, Mr. Thompson’s annual base salary was $80,000.

(13)    In March 2012, Mr. Thompson received 4,761 shares of common stock as compensation under the terms of his prior employment agreement. Mr. Thompson also received 10,716 restricted stock units vesting monthly over a 12-month period and 13,095 restricted stock units vesting quarterly over a 36-month period, of which 5,953 restricted stock units vested prior to the Emerald Acquisition. Mr. Thompson forfeited the remaining 17,858 unvested restricted stock units in connection with the completion of the Emerald Acquisition and entering into a new employment agreement. Upon the completion of the Emerald Acquisition, Mr. Thompson received 5,952 shares of common stock and 17,857 restricted stock units under the terms of his new employment agreement. The restricted stock units vest annually in equal increments over three years. In November 2012, Mr. Thompson received 52,682 shares of common stock and 105,363 restricted stock units related to the achievement of short-term incentives under his employment agreement. The restricted stock units vest annually in equal increments over two years.

(14)    In July 2012, Mr. Thompson received stock options to purchase 71,429 shares of common stock under his new employment agreement, of which 17,857 stock options vested immediately and the remaining 53,572 stock options vest annually in equal increments over three years.

Grants of Plan-Based Awards

The following table provides information regarding plan-based awards granted in the year ended December 31, 2012 to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Restricted Shares/Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Mike Krzus	Jul 26	29,762			233,334
	Jul 26		89,286	7.84	456,740
	Nov 15	441,611			1,784,108

Paul Wiesner	Jul 26	14,881			116,667
	Jul 26		44,643	7.84	228,370
	Nov 15	318,127			1,285,233

James Russell (J.R.) Reger	Mar 15	21,428			449,988
	Jul 26	29,762			233,334
	Jul 26		89,286	7.84	456,740
	Nov 15	441,611			1,784,108

McAndrew Rudisill	Jul 26	29,762			233,334
	Jul 26		89,286	7.84	456,740
	Nov 15	441,611			1,784,108

Mitchell R. Thompson	Mar 15	10,714			224,994
	Jul 26	23,810			186,670
	Jul 26		71,429	7.84	365,391
	Nov 15	158,045			638,502

(1)    The grant date fair value of each of the restricted stock and restricted stock unit awards was based on the closing price of our common stock on the date of the grant. We used the Black-Scholes option valuation model to calculate the value of the stock options, based upon an exercise price equal to the closing price of our common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2012.

	Option Awards				Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Mike Krzus	22,321	66,965	7.84	7/26/2022
					22,321	(3)	116,962
					294,407	(4)	1,542,693

Paul Wiesner	11,161	33,482	7.84	7/26/2022
					11,161	(3)	58,484
					212,085	(4)	1,111,325

James Russell (J.R.) Reger	186,077	—	6.86	12/1/2019
	22,321	66,965	7.84	7/26/2022
					22,321	(3)	116,962
					294,407	(4)	1,542,693

McAndrew Rudisill	22,321		7.84	7/26/2022
					22,321	(3)	116,962
					294,407	(4)	1,542,693

Mitchell R. Thompson	37,216	—	6.86	12/1/2019
	17,857	53,572	7.84	7/26/2022
					17,857	(3)	93,571
					105,363	(4)	552,102

(1)    Represents unvested stock options that vest in three equal installments on July 26, 2013, 2014 and 2015.

(2)    Calculated based upon the closing market price of our common stock as of December 31, 2012, the last trading day of our 2012 fiscal year ($5.24) multiplied by the number of unvested awards at year end.

(3)    Represents unvested restricted stock units that vest in three equal installments on July 26, 2013, 2014 and 2015.

(4)    Represents unvested restricted stock units that vest in two equal installments on November 15, 2013 and 2014.

Option Exercises and Stock Vested

The following table summarizes option exercises and the vesting of restricted stock and restricted stock units for our named executive officers in 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mike Krzus	—	—	154,644	653,034
Paul Wiesner	—	—	109,762	457,574
James Russell (J.R.) Reger	—	—	176,072	1,005,362
McAndrew Rudisill	—	—	154,644	653,034
Mitchell R. Thompson	—	—	69,348	435,650

(1)    The value realized equals the fair market value of our common stock on the date of vesting, multiplied by the number of shares vested.

DIRECTOR COMPENSATION

Non-Employee Director Compensation

In connection with the closing of the Emerald Acquisition on July 26, 2012, Joseph Lahti, Myrna McLeroy, Loren J. O’Toole, Josh Sherman and Mitchell Thompson resigned from our Board, and Mike Krzus, Duke R. Ligon, McAndrew Rudisill, Seth Setrakian and Daniel L. Spears were appointed as directors. Prior to the Emerald Acquisition, our directors did not receive fees or cash compensation for their services, but were entitled to reimbursement for their actual out-of-pocket expenses associated with attending meetings and carrying out their obligations as directors.

Following the completion of the Emerald Acquisition, our Governance/Nominating Committee determined that our non-employee directors would receive an $80,000 annual cash retainer, a $1,500 fee for each Board meeting attended in person, a $1,000 fee for each committee meeting attended in person, a $500 fee for attending a Board or committee meeting telephonically. In addition, our non-employee directors are reimbursed for their actual out-of-pocket expenses associated with attending meetings and carrying out their obligations as directors. During 2012, our non-employee directors received equity-based awards in the form of restricted stock units under our 2011 Plan, and we expect to make an annual equity award under our 2011 Plan to our non-employee directors in the form of restricted stock units for 2013. Directors who are employees of our company receive no compensation for their services as director.

The following table discloses the cash, equity awards and any other compensation earned paid or awarded to each of our non-employee directors who served as a director during 2012.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Lyle Berman	$36,400	$364,594	$32,123	$433,117
Duke R. Ligon	$37,400	$364,594	$—	$401,994
Seth Setrakian	$35,400	$364,594	$—	$399,994
Daniel L. Spears	$37,400	$364,594	$—	$401,994
Joseph Lahti(4)	$—	$—	$32,123	$32,123
Myrna McLeroy(4)	$—	$—	$32,123	$32,123
Loren J. O’Toole(4)	$—	$—	$32,123	$32,123
Josh Sherman(4)	$—	$—	$32,123	$32,123

(1)   Includes portion of annual cash fee retainer for the period from the Emerald Acquisition to December 31, 2012 and Board and committee meeting fees for each non-employee director during fiscal 2012 as more fully explained above.

(2)   Includes the grant date fair value of restricted stock units granted in 2012 in accordance with the Financials Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation. On November 15, 2012, each non-employee director received 90,246 restricted stock units, 1/3 of which vested on the grant date, 1/3 vest on the first anniversary of the grant date and the remaining 1/3 vest on the second anniversary of the grant date, and had a grant date fair value of $4.04 per share. These amounts do not necessarily correspond to the actual cash value that will be recognized by the directors. As of December 31, 2012, each of Messrs. Berman, Ligon, Setrakian and Spears held 60,164 unvested restricted stock units.

(3)   On May 24, 2012, we granted each of our then-serving non-employee directors an option to purchase 3,571 shares of common stock at an exercise price of $13.30 per share, which represented the fair market value of our common stock on the date of grant. In connection with the closing of the Emerald Acquisition, we accelerated the vesting of all non-vested unexercised options held by our non-employee directors, which had an associated expense of $166,790 per director. We used the Black-Scholes option valuation model to calculate stock the value of the options at the date of grant and the value associated with accelerating the non-vested options as of the date of closing the Emerald Acquisition. As of December 31, 2012, Mr. Berman held vested, unexercised stock options to purchase 24,283 shares of common stock at exercise prices ranging from $13.30 to $33.96 per share; Messrs. Lahti, O’Toole and Ms. McLeroy held vested, unexercised stock options to purchase 21,427 shares of common stock at exercise prices ranging from $13.30 to $21.00 per share; and Mr. Sherman held vested, unexercised stock options to purchase 28,570 shares of common stock at exercise prices ranging from $13.30 to $25.90 per share.

(4)   On July 26, 2012 in connection with the closing of the Emerald Acquisition, Messrs. Lahti, O’Toole, Sherman and Ms. McLeroy resigned as members of the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of April 19, 2013 certain information regarding beneficial ownership of our common stock by:

•	each person known to us to beneficially own 5% or more of our common stock;
•	each executive officer named in the Summary Compensation Table on page 25, who in this Annual Report are collectively referred to as the “named executive officers”;
•	each of our directors; and
•	all of our executive officers (as that term is defined under the rules and regulations of the Securities and Exchange Commission) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 25,899,658 shares of common stock and 5,114,633 shares of Series B Voting Preferred Stock outstanding on April 19, 2013, plus common stock deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. Each share of Series B Voting Preferred Stock is part of a unit consisting of one share of Series B Voting Preferred Stock and a warrant representing the right to purchase one share of common stock. Unless otherwise noted, the address of each beneficial owner listed on the table is c/o Emerald Oil, Inc., 1600 Broadway, Suite 1360, Denver, Colorado 80202.

Name and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock(1)	Amount and Nature of Beneficial Ownership of Series B Voting Preferred Stock	Percent of Series B Voting Preferred Stock(1)	Percent of Voting Securities Beneficially Owned
Certain Beneficial Owners:
Edelman & Guill Energy L.P. (2)	5,114,633	16.5%	5,114,633	100%	16.5%
O-CAP Management, L.P. (3)	2,043,583	7.9%	—	—	6.6%
Emerald Oil & Gas NL(4)	1,662,174	6.4%	—	—	5.4%
FMR LLC(5)	1,427,314	5.5%	—	—	4.6%
T. Rowe Price Associates, Inc.(6)	1,375,000	5.3%	—	—	4.4%
Executive Officers and Directors:
James Russell (J.R.) Reger(7)	622,191	2.4%	—	—	2.0%
Michael Krzus(8)(9)	1,768,124	6.8%	—	—	5.7%
McAndrew Rudisill(8)(10)	1,768,124	6.8%	—	—	5.7%
Paul Wiesner(11)	70,817	*	—	—	*
Mitchell R. Thompson(12)	86,182	*	—	—	*
Lyle Berman(13)(14)	349,638	1.3%	—	—	1.1%
Thomas J. Edelman(2)	5,114,633	16.5%	5,114,633	100%	16.5%
Duke R. Ligon(14)	16,545	*	—	—	*
Seth Setrakian(14)	16,545	*	—	—	*
Daniel L. Spears(14)	16,545	*	—	—	*
All current directors and executive officers as a group (11 persons)(14)	8,256,462	26.3%	—	—	26.3%

*Less than one percent.

(1)	Unless otherwise indicated, each shareholder has sole voting and investment power with respect to all shares of common stock indicated as being beneficially owned by such shareholder. Shares of common stock that are not outstanding, but which a designated shareholder has the right to acquire within 60 days, are included in the number of shares beneficially owned by such shareholder and are deemed to be outstanding for purposes of determining the percentage of outstanding shares beneficially owned by such shareholder, but not for purposes of determining the percentage of outstanding shares beneficially owned by any other designated shareholder.

(2)	Includes 4,943,729 units consisting of (i) a warrant to purchase 4,943,729 shares of common stock and (ii) 4,943,729 shares of Series B Voting Preferred Stock held by WDE Emerald Holdings LLC and 170,904 units consisting of (i) a warrant to purchase 170,904 shares of common stock and (ii) 170,904 shares of Series B Voting Preferred Stock held by White Deer Energy FI L.P., which are members of a “group” for purposes of Section 13(d) of the Exchange Act. Such group includes White Deer Energy L.P., White Deer Energy TE L.P., Edelman & Guill Energy L.P., Edelman & Guill Energy Ltd., Thomas J. Edelman and Ben A. Guill. White Deer Energy L.P. and White Deer Energy TE L.P. are the members of WDE Emerald Holdings LLC. By virtue of being members of WDE Emerald Holdings LLC, White Deer Energy L.P. and White Deer Energy TE L.P. may be deemed to possess voting and dispositive power with respect to 4,784,950 shares of common stock underlying the warrant and the 4,784,950 shares of Series B Voting Preferred Stock beneficially owned by WDE Emerald Holdings LLC. Edelman & Guill Energy L.P. is the general partner of White Deer Energy L.P., White Deer Energy TE L.P. and White Deer Energy FI L.P.; Edelman & Guill Energy Ltd. is the general partner of Edelman & Guill Energy L.P.; and Messrs. Edelman and Guill are the directors of Edelman & Guill Energy Ltd. Accordingly, each of Edelman & Guill Energy L.P., Edelman & Guill Energy Ltd., and Messrs. Edelman and Guill may be deemed to control the investment decisions of (i) White Deer Energy L.P. and White Deer Energy TE L.P. and, therefore, WDE Emerald Holdings LLC and (ii) White Deer Energy FI L.P. The members of the aforementioned “group” disclaim beneficial ownership of the shares of common stock underlying the warrants held by WDE Emerald Holdings LLC and White Deer Energy FI L.P. except to the extent of their respective pecuniary interests therein. The business address for each member of the aforementioned “group” is 700 Louisiana, Suite 4770, Houston, TX 77002.

(3)	The number of shares indicated is based on the Schedule 13G filed with the Securities Exchange Commission jointly by O-CAP Management, L.P., O-CAP GP, LLC, O-CAP Advisors, LLC, Michael E. Olshan and Jared S. Sturdivant on January 14, 2013. The 2,043,583 shares of common stock are held by CAP Offshore Master Fund, L.P. and O-CAP Partners, L.P., for each of which O-CAP Management, L.P. serves as the investment manager and O-CAP Advisors, LLC serves as the general partner. CAP GP, LLC serves as the general partner of O-CAP Management, L.P. Michael E. Olshan and Jared S. Sturdivant serve as managing members of both O-CAP Advisors, LLC and O-CAP GP, LLC. 2,043,583 shares are held by a managed account for which O-CAP Management, L.P. acts as sub-advisor and has sole investment discretion and voting authority with respect to such shares. The business address for O-CAP Management, L.P. is 623 Fifth Avenue, Suite 2601, New York, NY 10022.

(4)	The number of shares indicated is based on the Schedule 13D filed with the Securities Exchange Commission by Emerald Oil & Gas NL on April 10, 2013. The business address for Emerald Oil & Gas NL is Suite 2, 12 Parliament Place, West Perth, Western Australia, C3 6005.

(5)	The number of shares indicated is based on the Schedule 13G/A filed with the Securities Exchange Commission by FMR LLC on January 10, 2013. Included in the shares of common stock that are beneficially owned by FMR LLC are (a) 1,363,400 shares beneficially owned by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC and an investment adviser registered under the Section 203 of the Investment Advisers Act of 1940 (“Investment Advisers Act”), and (b) 63,914 shares beneficially owned by Pyramis Global Advisors Trust Company, an indirect wholly owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, as a result of its serving as investment manager of institutional accounts owning such shares. FMR LLC has sole voting power with respect to 63,914 shares and sole dispositive power with respect to 1,427,314 shares. The business address for FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(6)	The number of shares indicated is based on the Schedule 13G filed with the Securities Exchange Commission by T. Rowe Price Associates, Inc. on February 13, 2013. T. Rowe Price Associates, Inc. has sole voting power with respect to 132,500 shares and sole dispositive power with respect to 1,375,000 shares. The business address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(7)	Includes 170,373 shares of common stock held by South Fork Exploration, LLC, of which Mr. Reger owns 100% the issued membership units, warrants to purchase 186,077 shares of common stock that have vested but have not been exercised, and options to acquire 22,321 shares of common stock. Does not include 316,728 unvested restricted stock units and unvested options to purchase 66,965 shares of common stock.

(8)	Includes 1,662,174 shares held by Emerald Oil & Gas NL, which Messrs. Krzus and Rudisill comprise two of the five members of the board of directors of Emerald Oil & Gas NL. Messrs. Krzus and Rudisill disclaim beneficial ownership of the shares of common stock held by Emerald Oil & Gas NL, except to the extent of their respective pecuniary interests therein.

(9)	Includes options to acquire 22,321 shares of common stock. Does not include 316,728 unvested restricted stock units and unvested options to purchase 66,965 shares of common stock.

(10)	Includes options to acquire 22,321 shares of common stock. Does not include 316,728 unvested restricted stock units and unvested options to purchase 66,965 shares of common stock.

(11)	Includes options to acquire 11,161 shares of common stock. Does not include 223,246 unvested restricted stock units and unvested options to purchase 11,161 shares of common stock.

(12)	Includes warrants and options to acquire 55,073 shares of common stock. Does not include 123,220 unvested restricted stock units and unvested options to purchase 71,429 shares of common stock.

(13)	Includes 266,342 shares held by the Lyle Berman Irrevocable Trust and 28,931 shares held by the Berman Consulting Corp.

(14)	Does not include 60,164 unvested restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

For information with respect to our common shares issuable under our equity compensation plans as of December 31, 2012, see “Equity Compensation Plan Information” in Item 5 of our annual report on Form 10-K filed on March 18, 2013, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Review and Approval of Transactions

A majority of the disinterested members of the Audit Committee must approve any proposed transaction between us and any officer or director, any shareholder owning in excess of 5% of our common stock, immediate family member of an officer or director, or an entity that is substantially owned or controlled by one of these individuals. The only exceptions to this policy are for transactions that are available to all of our employees in general or involve less than $25,000. If the proposed transaction involves executive or director compensation, it must also be approved by the Compensation Committee. Similarly, in accordance with our Code of Ethics and Business Conduct, if a significant company opportunity is presented to any of our officers or directors, such officer or director must first present the opportunity to the Board for consideration. At each meeting of the Audit Committee, the Audit Committee meets with our management to discuss any proposed related party transactions. If a related party transaction is approved, management will update the Audit Committee with any material changes to the approved transaction at its regularly scheduled meetings.

White Deer Energy Investment

In February 2013, we entered into a securities purchase agreement with WDE Emerald Holdings LLC and White Deer Energy FI L.P., affiliates of White Deer Energy (collectively, “White Deer Energy”). The transactions contemplated by the purchase agreement were consummated on February 19, 2013. At the closing, in exchange for a cash investment of $50 million, we issued to White Deer Energy 500,000 shares of Series A Perpetual Preferred Stock, 5,114,633 shares of Series B Voting Preferred Stock and warrants to purchase an initial aggregate amount of 5,114,633 shares of our common stock at an initial exercise price of $5.77 per share. The Series A Perpetual Preferred Stock, the Series B Voting Preferred Stock and the warrants are referred to herein as the “Securities.” As of April 19, 2013, White Deer Energy has the right under the warrants to acquire, approximately 16.5% of our common stock.

Cumulative dividends on the Series A Perpetual Preferred Stock accrue at an annual rate of 10%. The dividends are payable quarterly in arrears, commencing on March 31, 2013. Prior to April 1, 2015, we have the option, upon obtaining shareholder approval, to pay dividends on the outstanding shares of Series A Perpetual Preferred Stock either (x) in cash or (y) by issuance of (A) additional shares of Series A Perpetual Preferred Stock equal to the accrued and unpaid dividends divided by $100.00, and (B) an additional warrant (a “PIK Warrant”) to purchase shares of common stock equal to the accrued and unpaid dividend amount at an exercise price equal to such volume-weighted average price. However, we may not issue additional shares of Series A Perpetual Preferred Stock or PIK Warrants unless and until we obtain shareholder approval to issue the additional securities.

Pursuant to the purchase agreement, White Deer Energy obtained the right to designate one member of our Board. This right to designate a member of the Board will terminate if no shares of Series A Perpetual Preferred Stock remain outstanding. Upon closing, we increased the size of our Board to consist of eight directors, and Thomas J. Edelman was selected as the initial Series A Perpetual Preferred Stock director. Upon the occurrence of certain events of default under our credit agreement, White Deer Energy will be entitled to elect a number of additional directors that, together with the initial director to be designated by White Deer Energy, would constitute the greatest number of members of our Board that does not exceed 25% of total number of members of our Board to serve as additional members of our Board. At closing, we also entered into an indemnification agreement with each member of our Board, including Mr. Edelman.

Upon a change of control or Liquidation Event, as defined in the purchase agreement, White Deer Energy has the right, but not the obligation, to elect to receive from us, in exchange for all, but not less than all, of the shares of Series A and Series B Preferred Stock and the warrants issued pursuant to the purchase agreement and shares of common stock issued upon exercise thereof that are then held by White Deer Energy, an additional cash payment necessary to achieve a minimum internal rate of return of 25%. The calculation will take into account all cash inflows from and cash outflows to White Deer Energy.

In connection with closing, we also granted White Deer Energy certain registration rights. The registration rights agreement requires us to file a resale registration statement to register the shares of our common stock issuable upon exercise of the warrants held by White Deer Energy if, at any time on or after 90 days from the closing, White Deer Energy makes a written request to us for registration of the securities. Under the registration rights agreement, we are required to use our commercially reasonable efforts to cause such resale registration statement to become effective within 120 days after its filing.

If we fail to file the registration statement when required or the registration statement does not become effective when required, we will be required to pay liquidated damages to White Deer Energy. The amount of liquidated damages will equal 0.25% of the product of the exercise price per share of the common stock underlying the warrants held by White Deer Energy times the number of shares of common stock, or common stock underlying the warrants, held by White Deer Energy per 30-day period for the first 60 days, increasing by an additional 0.25% of such product per 30-day period for each subsequent 60 days, up to a maximum of 1.0% of such product per 30-day period. We will be required to pay any liquidated damages in cash. If, however, the payment of cash will result in a breach of any of our credit facilities or other material indebtedness, then we can pay liquidated damages in additionally issued shares of our common stock.

If White Deer Energy elects to dispose of registrable securities under the resale registration statement in an underwritten offering and reasonably anticipates gross proceeds from such underwritten offering would be at least $20 million, we will be required to take all such reasonable actions as are requested by the managing underwriters to expedite and facilitate the registration and disposition of the securities in the offering. In addition, if we propose to register certain offerings of securities under the Securities Act of 1933, then White Deer Energy will have “piggy-back” rights, subject to quantity limitations determined by underwriters if the offering involves an underwriting, to request that we register their registrable securities.

We generally will bear the registration expenses incurred in connection with registrations. We have agreed to indemnify White Deer Energy against certain liabilities in connection with any registration effected under the registration rights agreement.

Director Independence

Our Board has determined that all of our non-employee directors, Duke R. Ligon, Seth Setrakian and Daniel L. Spears, are independent directors, as defined by the listing standards of the NYSE MKT stock exchange. Our Board has also determined that Thomas J. Edelman, the designee of the Series A Perpetual Preferred Stock, is an independent director, as defined by the listing standards of the NYSE MKT stock exchange. Our employee directors are Mike Krzus (Chief Executive Officer), McAndrew Rudisill (President) and J.R. Reger (Executive Chairman).

Our Board has also determined that our Audit Committee, our Governance/Nominating Committee and our Compensation Committee are each comprised entirely of independent directors, as defined by the listing standards of the NYSE MKT stock exchange.

Item 14.  Principal Accountant Fees and Services

Our Audit Committee has engaged the firm of BDO USA, LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2013. BDO USA, LLP also served as our independent registered public accounting firm for the fiscal year ending December 31, 2012.

Audit Fees

The following table presents fees for professional services provided by BDO USA, LLP to us for the audit of our annual financial statements, the review of our interim financial statements, and other services for the fiscal years ended December 31, 2012 and December 31, 2011.

Category	Fiscal Year	Fees
Audit Fees(1)	2012	$323,320
	2011	$171,000

Audit-Related Fees(2)	2012	$15,610
	2011	$—

Tax Fees(3)	2012	$—
	2011	$2,000

All Other Fees(4)	2012	$1,510
	2011	$15,720

(1)	Audit fees represent fees billed for professional services provided for the audit of our annual financial statements and review of our quarterly financial statements in connection with the filing of current and periodic reports.

(2)	Audit-related fees represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements in connection with the filing of periodic reports. Audit-related fees are fees billed for assurance and related services in connection with the Emerald Acquisition and related regulatory filings.

(3)	Tax fees represent fees billed for professional services for tax compliance, tax advice and tax planning which included preparation of tax returns.

(4)	All other fees to BDO USA, LLP represent fees billed for compensation consulting services in connection with a study of compensation programs related to named executive officers and non-employee directors of a broad peer group of exploration and production companies.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approved the engagement of BDO as our principal independent registered public accounting firm to perform audit services for us. The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by the independent auditor prior to engagement. One hundred percent (100%) of the audit services, audit-related services, tax-related services and compensation consulting services referenced above were pre-approved by our Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as Part of this Report:

1. Financial Statements

See Index to Financial Statements on page F- 1 to our annual report on Form 10-K filed on March 18, 2013.

2. Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

3.  Exhibits

The exhibits set forth in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit No.	Description	Reference
2.1	Securities Purchase Agreement dated July 9, 2012, among Voyager Oil & Gas, Inc., Emerald Oil & Gas NL and Emerald Oil, Inc.	Exhibit 2.1 to the current report on Form 8-K of the registrant filed on July 10, 2012.
2.1	Purchase and Sale Agreement, dated as of September 6, 2012, by and between Emerald WB LLC and Slawson Exploration Company, Inc.	Exhibit 2.1 to the current report on Form 8-K of the registrant filed on September 10, 2012.
2.3	Letter Agreement dated as of January 7, 2013, by and between Emerald Oil, Inc. and East Management Services, LP.	Exhibit 2.1 to the current report on Form 8-K of the registrant filed on January 8, 2013
3.1	Articles of Incorporation of Voyager Oil & Gas, Inc.	Exhibit 3.1 to our current report on Form 8-K filed on June 2, 2011
3.2	Articles of Merger, dated as of May 31, 2011, by and between Voyager Oil & Gas, Inc., a Delaware corporation, and Voyager Oil & Gas 1, Inc., a Montana corporation.	Exhibit 2.1 to the current report on Form 8-K of the registrant filed on June 2, 2011.
3.3	Articles of Amendment to the Articles of Incorporation	Exhibit 3.1 to the current report on Form 8-K of the registrant filed on October 24, 2012.
3.4	Articles of Amendment to the Articles of Incorporation	Exhibit 3.1 to the current report on Form 8-K of the registrant filed on February 19, 2013.
3.5	Amended Bylaws of Emerald Oil, Inc.	Exhibit 3.2 to the quarterly report on Form 10-Q of the registrant filed on November 8, 2012.
4.1	Specimen Certificate of Common Stock, par value $0.001 per share of Emerald Oil, Inc.	Exhibit 4.1 to our current report on Form 8-K filed on October 24, 2012.
4.2	Form of Vesting Warrant.	Exhibit 4.2 to the Form S-3 registration statement of the registrant filed on April 30, 2010 (File No. 333-166402).
4.3	Form of Warrant.	Exhibit 4.3 to the Form S-3 registration statement of the registrant filed on April 30, 2010 (File No. 333-166402).
4.4	Form of Restricted Stock Award Agreement.	Exhibit 4.4 to the Form S-3 registration statement of the registrant filed on April 30, 2010 (File No. 333-166402).
4.5	Form of Lock-Up Agreement.	Exhibit 4.5 to the Form S-3 registration statement of the registrant filed on April 30, 2010 (File No. 333-166402).
4.7	Form of Warrant issued to investors in the February 2011 private placement.	Exhibit 5.1 to the Form S-3 registration statement of the registrant filed on February 11, 2011 (File No. 333-172210).
4.8	Form of Warrant issued to investors in the February 2013 private placement.	Exhibit 4.1 to the current report on Form 8-K of the registrant filed on February 19, 2013.
10.1	Securities Purchase Agreement dated February 1, 2011.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on February 7, 2011.
10.2	Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan.	Exhibit 10.1 to the quarterly report on Form 10-Q of the registrant filed on August 9, 2011.
10.3	Form of Incentive Stock Option Agreement under the Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan.	Exhibit 10.1 to the quarterly report on Form 10-Q of the registrant filed on November 8, 2011.
10.4	Form of Nonqualified Stock Option Agreement under the Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q of the registrant filed on November 8, 2011.

Exhibit No.	Description	Reference
10.5	Form of Restricted Stock Agreement under the Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan.	Exhibit 10.3 to the quarterly report on Form 10-Q of the registrant filed on November 8, 2011.
10.6	Form of Restricted Stock Unit Agreement under the Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan.	Exhibit 10.4 to the quarterly report on Form 10-Q of the registrant filed on November 8, 2011.
10.7	Amendment to Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan.	Exhibit 4.1 to the current report on Form 8-K of the registrant filed on February 22, 2012.
10.8	Employment Agreement with James Russell Reger dated July 26, 2012	Exhibit 10.2 to the current report on Form 8-K of the registrant filed on July 31, 2012.
10.9	Employment Agreement with McAndrew Rudisill dated July 26, 2012.	Exhibit 10.3 to the current report on Form 8-K of the registrant filed on July 31, 2012.
10.10	Employment Agreement with Mike Krzus dated July 26, 2012	Exhibit 10.4 to the current report on Form 8-K of the registrant filed on July 31, 2012.
10.11	Employment Agreement with Mitchell R. Thompson dated July 26, 2012	Exhibit 10.5 to the current report on Form 8-K of the registrant filed on July 31, 2012.
10.12	Employment Agreement with Paul Wiesner dated July 26, 2012.	Exhibit 10.6 to the current report on Form 8-K of the registrant filed on July 31, 2012.
10.13	Employment Agreement with Karl Osterbuhr dated July 26, 2012	Exhibit 10.7 to the current report on Form 8-K of the registrant filed on July 31, 2012.
10.14	Employment Agreement with Martin J. Beskow dated March 30, 2012.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on April 5, 2012.
10.15	Amendment to 2011 Voyager Oil & Gas, Inc. 2011 Equity Incentive Plan.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on October 24, 2012.
10.16	Amendment No. 1 to Employment Agreement with James Russell Reger dated November 15, 2012.	Exhibit 10.2 to the current report on Form 8-K of the registrant filed on November 21, 2012.
10.17	Amendment No. 1 to Employment Agreement with McAndrew Rudisill dated November 15, 2012.	Exhibit 10.3 to the current report on Form 8-K of the registrant filed on November 21, 2012.
10.18	Amendment No. 1 to Employment Agreement with Mike Krzus dated November 15, 2012.	Exhibit 10.4 to the current report on Form 8-K of the registrant filed on November 21, 2012.
10.19	Amendment No. 1 to Employment Agreement with Mitchell R. Thompson dated November 15, 2012.	Exhibit 10.5 to the current report on Form 8-K of the registrant filed on November 21, 2012.
10.20	Amendment No. 1 to Employment Agreement with Paul Wiesner dated November 15, 2012.	Exhibit 10.6 to the current report on Form 8-K of the registrant filed on November 21, 2012.
10.21	Amendment No. 1 to Employment Agreement with Karl Osterbuhr dated November 15, 2012.	Exhibit 10.7 to the current report on Form 8-K of the registrant filed on November 21, 2012.
10.22	Second Amendment to Employment Agreement with Mike Krzus effective as of March 16, 2013.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on March 14, 2013.
10.23	Second Amendment to Employment Agreement with McAndrew Rudisill effective as of March 16, 2013.	Exhibit 10.2 to the current report on Form 8-K of the registrant filed on March 14, 2013.

Exhibit No.	Description	Reference
10.24	Second Amendment to Employment Agreement with J.R. Reger effective as of March 16, 2013.	Exhibit 10.3 to the current report on Form 8-K of the registrant filed on March 14, 2013.
10.25	Second Amendment to Employment Agreement with Paul Wiesner effective as of March 16, 2013.	Exhibit 10.4 to the current report on Form 8-K of the registrant filed on March 14, 2013.
10.26	Second Amendment to Employment Agreement with Karl Osterbuhr effective as of March 16, 2013.	Exhibit 10.5 to the current report on Form 8-K of the registrant filed on March 14, 2013.
10.27	Credit Agreement dated November 20, 2012, among Emerald Oil, Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders party thereto	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on November 21, 2012.
10.28	First Amendment to Credit Agreement dated as of February 18, 2013, among Emerald Oil, Inc., the Guarantors, the Lenders and Wells Fargo Bank, N.A., as administrative agent for the Lenders.	Exhibit 10.3 to the current report on Form 8-K of the registrant filed on February 19, 2013.
10.29	Securities Purchase Agreement dated February 1, 2013, among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on February 6, 2013.
10.30	Registration Rights Agreement dated February 19, 2013, among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P.	Exhibit 10.1 to the current report on Form 8-K of the registrant filed on February 19, 2013.
10.31	Form of Indemnification Agreement.	Exhibit 10.2 to the current report on Form 8-K of the registrant filed on February 19, 2013.
14.1	Code of Ethics.	Exhibit 14.1 to the annual report on Form 10-K of the registrant filed on March 18, 2013.
16.1	Letter from Mantyla McReyonlds, LLC dated October 6, 2011.	Exhibit 16.1 to the current report on Form 8-K of the registrant filed on October 7, 2011.
21.1	List of Subsidiaries.	Exhibit 21.1 to the annual report on Form 10-K of the registrant filed on March 18, 2013.
23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP.	Exhibit 23.1 to the annual report on Form 10-K of the registrant filed on March 18, 2013.
23.2	Consent of Independent Registered Public Accounting Firm Mantyla McReyonlds LLC.	Exhibit 23.2 to the annual report on Form 10-K of the registrant filed on March 18, 2013.
23.3	Consent of Netherland, Sewell & Associates, Inc.	Exhibit 23.3 to the annual report on Form 10-K of the registrant filed on March 18, 2013.
24.1	Power of Attorney (included on signature page the annual report on Form 10-K of the registrant filed on March 18, 2013).	Exhibit 24.1 to the annual report on Form 10-K of the registrant filed on March 18, 2013.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description	Reference
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.1	Report of Netherland, Sewell & Associates, Inc.	Exhibit 99.1 to the annual report on Form 10-K of the registrant filed on March 18, 2013.
101.INS	XBRL Instance Document.	Exhibit 101.INS to the annual report on Form 10-K of the registrant filed on March 18, 2013.
101.SCH	XBRL Schema Document.	Exhibit 101.SCH to the annual report on Form 10-K of the registrant filed on March 18, 2013.
101.CAL	XBRL Calculation Linkbase Document.	Exhibit 101.CAL to the annual report on Form 10-K of the registrant filed on March 18, 2013.
101.DEF	XBRL Definition Linkbase Document.	Exhibit 101.DEF to the annual report on Form 10-K of the registrant filed on March 18, 2013.
101.LAB	XBRL Label Linkbase Document.	Exhibit 101.LAB to the annual report on Form 10-K of the registrant filed on March 18, 2013.
101.PRE	XBRL Presentation Linkbase Document.	Exhibit 101.PRE to the annual report on Form 10-K of the registrant filed on March 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2013	EMERALD OIL, INC.
	By:	/s/ MICHAEL KRZUS
Michael Krzus
Chief Executive Officer (principal executive officer)

