Form 10-Q
period 2013-06-30
Emerald Oil, Inc.
filed 2013-08-06
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, there were 42,458,258 shares of Common Stock, $0.001 par value per share, outstanding.

EMERALD OIL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMERALD OIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$72,691,018	$10,192,379
Trade Receivables	18,305,731	12,573,156
Other Receivables	1,380,241	1,133,849
Prepaid Expenses and Other Current Assets	317,670	103,173
Total Current Assets	92,694,660	24,002,557
PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method
Proved Oil and Natural Gas Properties	218,086,027	167,618,422
Unproved Oil and Natural Gas Properties	55,968,534	61,454,831
Equipment and Facilities	88,441	—
Other Property and Equipment	586,680	385,023
Total Property and Equipment	274,729,682	229,458,276
Less – Accumulated Depreciation, Depletion and Amortization	(87,026,331)	(80,230,517)
Total Property and Equipment, Net	187,703,351	149,227,759
Prepaid Drilling Costs	1,628	100,193
Fair Value of Commodity Derivatives	456,780	25,397
Debt Issuance Costs, Net of Amortization	225,108	269,681
Deposits on Acquisitions	1,050,000	—
Other Non-Current Assets	175,100	260,775
Total Assets	$282,306,627	$173,886,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$38,609,740	$39,169,037
Fair Value of Commodity Derivatives	407,449	206,645
Accrued Expenses	1,977,640	420,521
Advances from Joint Interest Partners	834,639	—
Total Current Liabilities	41,829,468	39,796,203
LONG-TERM LIABILITIES
Revolving Credit Facility	—	23,500,000
Asset Retirement Obligations	432,149	296,074
Warrant Liability	12,707,000	—
Total Liabilities	54,968,617	63,592,277

COMMITMENTS AND CONTINGENCIES

Preferred Stock – Par Value $.001; 20,000,000 Shares Authorized;
Series A Perpetual Preferred Stock – 350,000 and 0 issued and outstanding at June 30, 2013 and December 31, 2012, respectively. Liquidation preference value of $39,375,000 and $0, as of June 30, 2013 and December 31, 2012, respectively.	26,142,294	—
Series B Voting Preferred Stock – 5,114,633 and 0 issued and outstanding at June 30, 2013 and December 31, 2012, respectively. Liquidation preference value of $5,115 and $0, as of June 30, 2013 and December 31, 2012, respectively.	5,000	—

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001; 500,000,000 Shares Authorized, 42,458,258 and 24,734,643 Shares Issued and Outstanding at June 30, 2013 and December 31, 2012, respectively	42,459	24,735
Additional Paid-In Capital	279,526,394	180,439,530
Accumulated Deficit	(78,378,137)	(70,170,180)
Total Stockholders’ Equity	201,190,716	110,294,085
Total Liabilities and Stockholders’ Equity	$282,306,627	$173,886,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Oil and Natural Gas Sales	$10,574,818	$6,763,429	$18,791,799	$11,861,762
Realized and Unrealized Gain (Loss) on Commodity Derivatives	665,337	2,251,543	(102,267)	1,339,108
	11,240,155	9,014,972	18,689,532	13,200,870
OPERATING EXPENSES
Production Expenses	1,596,353	484,829	2,635,885	951,459
Production Taxes	1,048,541	728,588	1,750,397	1,234,609
General and Administrative Expenses	5,979,739	1,215,218	11,368,552	2,157,349
Depletion of Oil and Natural Gas Properties	3,584,803	3,160,368	6,741,781	5,158,427
Impairment of Oil and Natural Gas Properties	—	10,191,234	—	10,191,234
Depreciation and Amortization	31,039	11,144	54,034	22,214
Accretion of Discount on Asset Retirement Obligations	7,850	3,423	14,062	5,990
Total Operating Expenses	12,248,325	15,794,804	22,564,711	19,721,282

LOSS FROM OPERATIONS	(1,008,170)	(6,779,832)	(3,875,179)	(6,520,412)

OTHER INCOME (EXPENSE)
Interest Expense	(75,186)	(169,445)	(254,676)	(685,235)
Warrant Revaluation Expense	(642,000)	—	(4,081,000)	—
Other Income (Expense), Net	2,222	(11,631)	2,898	(11,631)
Total Other Expense, Net	(714,964)	(181,076)	(4,332,778)	(696,866)

LOSS BEFORE INCOME TAXES	(1,723,134)	(6,960,908)	(8,207,957)	(7,217,278)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(1,723,134)	(6,960,908)	(8,207,957)	(7,217,278)
Less: Preferred Stock Dividends and Deemed Dividends	(5,665,670)	—	(6,282,108)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,388,804)	$(6,960,908)	$(14,490,065)	$(7,217,278)

Net Loss Per Common Share - Basic and Diluted	$(0.23)	$(0.84)	$(0.50)	$(0.87)

Weighted Average Shares Outstanding — Basic and Diluted	32,602,115	8,284,940	29,166,411	8,275,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,207,957)	$(7,217,278)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depletion of Oil and Natural Gas Properties	6,741,781	5,158,427
Impairment of Oil and Natural Gas Properties	—	10,191,234
Depreciation and Amortization	54,034	22,214
Amortization of Debt Issuance Costs	44,573	278,776
Accretion of Discount on Asset Retirement Obligations	14,062	5,990
Unrealized Gain on Commodity Derivatives	(230,514)	(1,278,083)
Warrant Revaluation Expense	4,081,000	—
Share-Based Compensation Expense	2,365,797	727,877
Changes in Assets and Liabilities:
Increase in Trade Receivables	(5,732,575)	(4,282,176)
Increase in Other Receivables	(246,392)	—
Increase in Prepaid Expenses and Other Current Assets	(214,497)	(139,821)
Decrease in Other Non-Current Assets	85,675	—
Increase in Accounts Payable	1,069,554	46,454
Increase (Decrease) in Accrued Expenses	1,557,119	(176,697)
Increases in advances from Joint Interest Partners	834,639	—
Net Cash Provided By Operating Activities	2,216,299	3,336,917
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Property and Equipment	(201,657)	(1,497)
Increase in Deposits for Acquisitions	(1,050,000)	—
Use of (Payments for) Prepaid Drilling Costs	98,565	(3,579)
Proceeds from Sale of Oil and Natural Gas Properties, Net of Transaction Costs	15,160,206	—
Investment in Oil and Natural Gas Properties	(54,689,661)	(15,776,228)
Net Cash Used For Investing Activities	(40,682,547)	(15,781,304)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Common Stock, Net of Transaction Costs	95,973,701	—
Proceeds from Issuance of Preferred Stock and Warrants, Net of Transaction Costs	47,183,994	—
Payments on Preferred Stock	(15,000,000)	—
Advances on Revolving Credit Facility and Term Loan	—	18,030,730
Payments on Revolving Credit Facility	(23,500,000)	—
Payments on Senior Secured Promissory Notes	—	(15,000,000)
Cash Paid for Finance Costs	—	(399,816)
Preferred Stock Dividends and Deemed Dividends	(3,692,808)	—
Net Cash Provided by Financing Activities	100,964,887	2,630,914
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,498,639	(9,813,473)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,192,379	13,927,267
CASH AND CASH EQUIVALENTS – END OF PERIOD	$72,691,018	$4,113,794

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$255,776	$613,814
Cash Paid During the Period for Income Taxes	$—	$—
Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Property Included in Accounts Payable	$37,344,286	$35,288,407
Stock-Based Compensation Capitalized to Oil and Natural Gas Properties	$310,264	$395,768
Accretion on Preferred Stock Issuance Discount	$2,589,300	$—
Capitalized Asset Retirement Obligations	$122,013	$76,184
Common Stock Issued for Oil and Natural Gas Properties	$6,736,935	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

NOTE 1  ORGANIZATION AND NATURE OF BUSINESS

Description of Operations — Emerald Oil, Inc., a Montana corporation (the “Company”), is an independent oil and natural gas exploration and production company engaged in the business of acquiring acreage in prospective natural resource plays within the continental United States (“U.S.”), primarily focused on the Williston Basin located in North Dakota and Montana. The Company builds net asset value by growing reserves and converting undeveloped assets into producing wells in repeatable and scalable shale oil plays.

The Company designs, drills and operates oil and natural gas wells on acreage where it holds a controlling working interest. It also participates in the drilling of oil and natural gas wells operated by other companies.

The Company added executive management that is experienced in exploration and production of oil and natural gas resources with the acquisition of Emerald Oil North America, Inc., formerly known as Emerald Oil, Inc. (“Emerald Oil North America”), on July 26, 2012 (see Note 3 – Acquisition of Business). The Company continues to add to these internal capabilities and leveraged best practices through partnering with industry experts. Currently, the Company has 21 employees and retains independent contractors to assist in operating and managing oil and natural gas development.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when incurred. The condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, which are of a normal recurring nature and are necessary for a fair presentation of the results for the interim periods. The interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in these consolidated financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012.

Interim financial results should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2012, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Reverse Stock Split

On October 22, 2012, a majority of the Company’s shareholders approved a 1-for-7 reverse stock split pursuant to which all shareholders of record received one share of common stock for each seven shares of common stock owned (subject to minor adjustments as a result of fractional shares). This reverse stock split decreased the issued and outstanding common shares by approximately 140,339,000, the outstanding warrants by approximately 6,700,000 and the outstanding stock options by approximately 4,100,000. GAAP requires that the reverse stock split be applied retrospectively to all periods presented. As a result, all stock, warrant and option transactions described herein have been adjusted to reflect the 1-for-7 reverse stock split.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisitions, and exploration activities. For the three-month periods ended June 30, 2013 and 2012, the Company capitalized $903,162 and $234,484, respectively, of internal salaries, which included $210,712 and $194,497, respectively, of stock-based compensation. For the six-month periods ended June 30, 2013 and 2012, the Company capitalized $1,218,954 and $473,099, respectively, of internal salaries, which included $310,264 and $395,768, respectively, of stock-based compensation. Internal salaries are capitalized based on employee time allocated to the acquisitions of leaseholds and development of oil and natural gas properties.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. The Company closed property sales during the six months ended June 30, 2013 in the Sand Wash Basin and the Williston Basin (see Note 4 – Oil and Natural Gas Properties). No gain or loss was recognized as the sales did not significantly alter the relationship between capitalized costs and proved reserves attributable to the Sand Wash Basin or Williston Basin. The Company engages in acreage trades in the Williston Basin, but these trades are for similar acreage both in terms of geographic location and potential resource value.

The Company assesses all items classified as unevaluated property for possible impairment or reduction in value on a quarterly basis. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization. For the six-month period ended June 30, 2013 and the year ended December 31, 2012, the Company reclassified $1,096,809 and $3,625,209, respectively, relating to expiring leases to costs subject to the depletion calculation.

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues was computed by applying prices based on a 12-month arithmetic average of the oil and natural gas prices in effect on the first day of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. The Company performs this ceiling calculation each quarter. Any required write-downs are included in the consolidated statement of operations as an impairment charge. No ceiling test impairment was required during the three and six-month periods ended June 30, 2013. The Company recognized an impairment expense in the three and six-month periods ended June 30, 2012 in the amount of $10,191,234.

Other Property and Equipment

Property and equipment that are not oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $31,039 and $11,144 for the three-month periods ended June 30, 2013 and 2012, respectively. Depreciation expense was $54,034 and $22,214 for the six-month periods ended June 30, 2013 and 2012, respectively.

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

Revenue Recognition and Natural Gas Balancing

The Company recognizes oil and natural gas revenues from its interests in producing wells when production is delivered and title has transferred to the purchaser, to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of June 30, 2013 and December 31, 2012, the Company’s cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled the Company’s entitled interest in natural gas production from those wells.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of ASC 718-10-55. The Company recognizes stock-based compensation expense in the financial statements over the vesting period of equity-classified employee stock-based compensation awards based on the grant date fair value of the awards, net of estimated forfeitures. For options and warrants the Company uses the Black-Scholes option valuation model to calculate the fair value of stock-based compensation awards at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. The Company has used a variety of comparable and peer companies to determine the expected volatility input based on the expected term of the options and warrants granted. The Company believes the use of peer company data fairly represents the expected volatility it would experience if the Company were in the oil and natural gas industry over the expected term of the options. Changes in these assumptions can materially affect the fair value estimate.

On May 27, 2011, the shareholders of the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”), under which 714,286 shares of common stock were reserved. On October 22, 2012, the shareholders of the Company approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to 3,500,000 shares. On July 10, 2013, the shareholders of the Company approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to 9,800,000 shares. The purpose of the 2011 Plan is to promote the success of the Company and its affiliates by facilitating the employment and retention of competent personnel and by furnishing incentives to those officers, directors and employees upon whose efforts the success of the Company and its affiliates will depend to a large degree. It is the intention of the Company to carry out the 2011 Plan through the granting of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and stock appreciation rights. As of June 30, 2013, 719,811 stock options and 2,758,733 shares of common stock and restricted stock units had been issued to officers, directors and employees under the 2011 Plan, including 1,827,727 unvested restricted stock units. As of June 30, 2013, there were 21,456 shares available for issuance under the 2011 Plan prior to the approval of the amendment to the 2011 Plan on July 10, 2013 to increase the number shares authorized under the 2011 Plan to 9,800,000 shares.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and six-month periods ended June 30, 2013 and 2012, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

As of June 30, 2013: (i) 1,827,727 unvested restricted stock units were issued and outstanding and represent potentially dilutive shares; (ii) 442,843 stock options were issued and presently exercisable and represent potentially dilutive shares; (iii) 409,098 stock options were granted but are not presently exercisable and represent potentially dilutive shares; (iv) 5,114,633 warrants were issued and presently exercisable, which have an exercise price of $5.77 and represent potentially dilutive shares; (v) 223,293 warrants were issued and presently exercisable, which have an exercise price of $6.86 and represent potentially dilutive shares; and (vi) 892,858 warrants were issued and presently exercisable, which have an exercise price of $49.70 and represent potentially dilutive shares.

Derivative and Other Financial Instruments

Commodity Derivative Instruments

The Company has entered into commodity derivative instruments utilizing an oil derivative swap contract to reduce the effect of price changes on a portion of future oil production. The Company’s commodity derivative instruments are measured at fair value and are included in the consolidated balance sheet as derivative assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the loss on commodity derivatives line on the consolidated statements of operations. The Company’s valuation estimate takes into consideration the counterparties’ credit worthiness, the Company’s credit worthiness, and the time value of money. The consideration of the factors results in an estimated exit price for each derivative asset or liability under a market place participant’s view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments (see Note 13 – Derivative Instruments and Price Risk Management).

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

As a part of the Securities Purchase Agreement with affiliates of White Deer Energy L.P. (“White Deer Energy”) (see Note 6 – Preferred and Common Stock), the Company issued warrants that contain a put and other liability type provisions. Accordingly, these warrants are accounted for as a liability. This warrant liability is accounted for at fair value with changes in fair value reported in earnings.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Joint Ventures

The condensed consolidated financial statements as of June 30, 2013 and 2012 include the accounts of the Company and its proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

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

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development and production of oil and natural gas with all of the Company’s operational activities being conducted in the U.S. The Company’s current operational activities and the Company’s consolidated revenues are generated from markets exclusively in the U.S. The Company has no long-lived assets located outside the U.S.

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

In connection with the closing of the Emerald Oil North America acquisition, five existing members of the Company’s board of directors resigned, and their vacancies were filled with directors selected by the remaining members of the Company’s board of directors. Also in connection with the closing of the Emerald Oil North America acquisition, the Company entered into employment agreements with six officers, J.R. Reger (Executive Chairman—formerly Chief Executive Officer), Mike Krzus (Chief Executive Officer), McAndrew Rudisill (President), Paul Wiesner (Chief Financial Officer), Karl Osterbuhr (Vice President of Exploration and Business Development) and Mitchell R. Thompson (Chief Accounting Officer—formerly Chief Financial Officer). On May 8, 2013, McAndrew Rudisill transitioned into the role of Chief Executive Officer and Mike Krzus transitioned into the role of President. This transition was intended to more closely align each officer’s position with his day to day responsibilities. Following the Emerald Oil North America acquisition, each of the Company’s directors and executive officers entered into indemnification agreements with the Company.

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

The Emerald Oil North America acquisition has been accounted for using the acquisition method. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The Company recorded a gain on the bargain purchase of Emerald Oil North America as a result of the decrease in the Company’s share price between the announcement date (July 10, 2012) and closing date (July 26, 2012) of the acquisition in accordance with GAAP. A summary of the acquisition is below:

(in thousands)
Proved Oil and Natural Gas Properties	$6,839
Unproved Oil and Natural Gas Properties	33,948
Other Assets	111
Debt Assumed	(20,303)
Net Assets Acquired	20,595
Equity Issued to Emerald Oil & Gas NL	(13,381)
Gain on Acquisition	7,214
Less: Acquisition Costs	(1,456)
Gain on Acquisition, net	$5,758

Pro Forma Operating Results

For the three and six-month periods ended June 30, 2013, the Company recognized $102,157 and $213,946 in revenues, respectively, and $19,705 and $37,611 of expenses, respectively, relating to Emerald Oil North America, resulting in a net income during the three and six-month periods ended June 30, 2013 of $82,452 and $176,335, respectively.

The following table reflects the unaudited pro forma results of operations as though the acquisition had occurred on January 1, 2011. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$9,062,825	$13,305,386
Net Loss Available to Common Shareholders	$(7,596,968)	$(9,444,946)

Net Loss Per Share – Basic and Diluted	$(0.92)	$(1.14)

Weighted Average Shares Outstanding – Basic and Diluted	8,284,940	8,275,364

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

On April 29, 2013, the Company entered into a purchase and sale agreement with a third party to acquire approximately 5,874 net acres of undeveloped leasehold in McKenzie County, North Dakota for approximately $6.5 million, or approximately $1,100 per net acre. The purchase closed on May 8, 2013.

Leasehold Sales

On January 7, 2013, the Company entered into a definitive agreement with a third party, under which the Company agreed to sell its undivided 45% working interest in and to certain oil and natural gas leaseholds in the Sand Wash Basin, comprising approximately 31,000 net acres located in Routt and Moffatt Counties, Colorado and Carbon County, Wyoming. On March 28, 2013, the Company completed the transaction for an aggregate sale price of approximately $10.1 million in cash. No gain or loss was recognized as the sale did not significantly alter the relationship between capitalized costs and proved reserves.

On April 17, 2013, the Company sold its interest in approximately 970 net mineral acres in the Williston Basin to a third party for a total sale price of approximately $7.1 million, including sales price adjustments for development costs and production revenue and operating expenses during the effective period. The acreage was associated with non-operated working interests in Williston Basin Bakken and Three Forks wells. No gain or loss was recognized as the sale did not significantly alter the relationship between capitalized costs and proved reserves.

Sand Wash Basin

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

The assets are governed by several agreements with Entek GRB LLC, a subsidiary of Entek Energy Limited (“Entek”), a publicly traded Australian exploration and production company. The collective leasehold interest of the Company and Entek in the Green River Basin AMI is owned 45% by the Company and 55% by Entek, and Entek is the operator of the properties.

Big Snowy Joint Venture

In October 2008, the Company entered into the Big Snowy Joint Venture Agreement with an administrator third party to acquire certain oil and natural gas leases in the Heath shale oil play in Musselshell, Petroleum, Garfield, Rosebud and Fergus Counties in Montana, and another third party to perform as the operator. Under the terms of the agreement, the Company is responsible for 72.5% of lease acquisition costs, and the other parties are individually responsible for 2.5% and 25% of the lease acquisition costs. Each party controls the same respective working interest on all future production and reserves. The administrator third-party joint venture partner is responsible for coordinating the geology, acquiring the leases in its name, preparing and disseminating assignments, accounting for the project costs and administration of the well operator. The joint venture had accumulated oil and natural gas leases totaling 33,562 net mineral acres as of June 30, 2013. The Company is committed to a minimum of $1,000,000 and a maximum of $1,993,750 toward this joint venture, with all partners, including the Company, committing a minimum of $2,750,000. The administrator third-party joint venture partner issues cash calls during the year to replenish the joint venture cash account. The Company’s contributions to the joint venture totaled $724,744 as of June 30, 2013. The unutilized cash balance was $11,790 as of June 30, 2013.

Niobrara Development with Slawson Exploration Company, Inc.

As of June 30, 2013, the Company held approximately 1,700 net acres in Weld County, Colorado and Laramie County, Wyoming, with 1,440 net acres currently held by production with Slawson Exploration Company, Inc. (“Slawson”). The Company currently has no plans for drilling any additional development wells under this development program during 2013. Accordingly, all associated costs have been transferred to the full cost pool and are subject to depletion.

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

Tiger Ridge Joint Venture

In November 2009, the Company entered into the Tiger Ridge Joint Venture Agreement with a third party, Hancock Enterprises, and a well operator, MCR, LLC, to develop and exploit a drilling program in two certain blocks of acreage in the Major Joint Venture, which is an area of mutual interest. The Company controls a 70% working interest, while a third-party investor and the well operator control a 10% working interest and 20% working interest, respectively. The joint venture agreement requires that all parties contribute in cash their proportional share to cover all costs incurred in developing these blocks of acreage for drilling. The Company participated in the drilling of two wells with Devon Energy Corporation, both of which were drilled and shut-in in 2010. The Company conducted 3-D seismic testing throughout 2010 and drilled and completed six exploratory wells in the fourth quarter of 2011 with the Company’s joint venture partners. These wells are currently under evaluation for economical production at current natural gas prices.

NOTE 5  RELATED PARTY TRANSACTIONS

Senior Secured Promissory Notes

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

White Deer Energy Investment

In February 2013, the Company entered into a securities purchase agreement with affiliates of White Deer Energy L.P. (“White Deer Energy”), pursuant to which the Company issued to White Deer Energy 500,000 shares of Series A Perpetual Preferred Stock (“Series A Preferred Stock”), 5,114,633 shares of Series B Voting Preferred Stock (“Series B Preferred Stock”) and warrants to purchase an initial aggregate amount of 5,114,633 shares of the Company’s common stock at an initial exercise price of $5.77 per share, or an aggregate $50 million. Pursuant to the purchase agreement, White Deer Energy obtained the right to designate one member of the Company’s Board, and White Deer Energy has designated Thomas J. Edelman as its initial director. For additional information regarding the securities purchase agreement with White Deer Energy, see Note 6 — Preferred and Common Stock.

On May 13, 2013, the Company entered into a securities purchase agreement with White Deer Energy. The transactions contemplated by the purchase agreement were consummated on June 4, 2013. At the closing, the Company issued 2,785,600 shares of common stock to White Deer Energy for approximately $16.2 million after deducting placement agent fees. The Company’s Audit Committee, which consisted solely of independent directors, reviewed and approved this transaction.

In connection with both closings, the Company granted White Deer Energy certain registration rights. The registration rights agreement requires the Company to file a resale registration statement to register the shares of the Company’s common stock and the shares of common stock issuable upon exercise of the warrants held by White Deer Energy if, at any time on or after 90 days from the closing, White Deer Energy makes a written request to the Company for registration of the securities. Under the registration rights agreement, the Company is required to use its commercially reasonable efforts to cause such resale registration statement to become effective within 120 days after its filing.

NOTE 6  PREFERRED AND COMMON STOCK

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock. No shares of preferred stock were issued as of December 31, 2012.

On February 19, 2013, the Company completed a private offering with affiliates of White Deer Energy pursuant to the terms of a securities purchase agreement (“Securities Purchase Agreement”), to which, in exchange for a cash investment of $50 million, the Company issued the following to White Deer Energy ( “Investor”):

o	500,000 shares of Series A Preferred Stock, $0.001 par value per share;

o	5,114,633 shares of Series B Preferred Stock, $0.001 par value per share; and

o	warrants to purchase an initial aggregate 5,114,633 shares of the Company’s common stock, $0.001 par value per share, at an initial exercise price of $5.77 per share. These warrants are exercisable until December 31, 2019.

The Series A Preferred Stock has a cumulative dividend rate of 10% per annum, payable quarterly on each March 31, June 30, September 30 and December 31, commencing on March 31, 2013. If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, the Series A Preferred Stock will be entitled to receive out of available assets, after satisfaction of liabilities to creditors, if any, and before any distribution of assets is made on the Company’s common stock or any other shares of junior stock, a liquidating distribution in the amount, with respect to each share of Series A Preferred Stock, equal to the sum of (a)(1) on or prior February 19, 2015, $112.50, (2) from February 20, 2015 through February 19, 2016, $110.00, (3) from February 20, 2016 through February 19, 2017, $105.00 and (4) thereafter, $100.00 and (b) the accrued and unpaid dividends thereon (the “Liquidation Preference”). Prior to April 1, 2015, the Company may pay dividends on the Series A Preferred Stock either (x) in cash or (y) by issuance of (A) additional shares of Series A Preferred Stock valued at the same value as the initial per share purchase price of the Series A Preferred Stock and (B) an additional warrant to purchase shares of common stock; provided that such dividends must be paid in cash unless and until the shareholder approval is obtained to authorize the issuance of any additional warrants and any shares of common stock issuable upon exercise of such additional warrants. On July 10, 2013, the shareholders of the Company authorized the Company to issue at its option additional warrants and shares of common stock issuable upon exercise of such additional warrants as dividends on the Series A Preferred Stock prior to April 1, 2015.

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

On June 20, 2013, the Company redeemed 150,000 shares of the Series A Preferred Stock for $17,203,767 including $1,875,000 of redemption premium and $328,767 in accrued dividends on the redeemed shares. The redemption premium is treated as a dividend and recorded as a return of equity to the investor through a charge to the Company’s additional paid-in capital.

For the three and six-month periods ended June 30, 2013, the Company paid dividends on the Series A Preferred Stock of $1,201,370, and $1,817,808, respectively. No dividends were paid prior to 2013.

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

The warrants entitle the Investor to acquire a number of shares of common stock equal to approximately 19.75% of the Company’s shares of common stock outstanding as of February 19, 2013, or approximately 16.49% of outstanding common stock on a diluted basis taking into account the exercise of the warrants. The warrants may be exercised by the Investor through the surrender of an equal number of shares of Series B Preferred Stock and tendering the $5.77 per share exercise price to the Company. In lieu of exercising the warrants for cash, the Investor may deliver for cancellation a number of shares of Series A Preferred Stock equal to the exercise price. See Note 13 – Derivative Instruments and Price Risk Management – Warrant Liability for further discussion on the warrants.

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

The Company recorded the transaction by recognizing the fair value of the Series A Preferred Stock at $38,552,994 (net of offering costs of $2,816,006), Series B Preferred Stock at $5,000 and a warrant liability of $8,626,000 at time of issuance. The Company will accrete the Series A Preferred Stock to the liquidation or redemption value when it becomes probable that the event or events underlying the liquidation or redemption are probable or when a redemption occurs. The Company recognized issuance discount accretion of $2,589,300 as of June 30, 2013 related to the partial redemption of preferred stock on June 20, 2013. There is $6,041,700 of issuance discount remaining as of June 30, 2013.

A summary of the preferred stock transaction components as of the issuance date and June 30, 2013 is provided below:

	June 30, 2013	February 19, 2013 (issuance date)
Series A Preferred Stock	$26,142,294	$41,369,000
Series B Preferred Stock	5,000	5,000
Warrant Liability	12,707,000	8,626,000
Total	$38,854,294	$50,000,000

Stock Awards and Stock Unit Awards

The Company did not grant any restricted stock or restricted stock units during the three and six-month periods ended June 30, 2013. The Company incurred compensation expense associated with restricted stock granted prior to 2013 of $876,427 and $164,744 for the three months ended June 30, 2013 and 2012, respectively, and $1,789,725 and $191,531 for the six-month periods ended June 30, 2013 and 2012, respectively. For the three and six months ended June 30, 2013, the Company capitalized compensation expense associated with the restricted stock and restricted stock units of $51,148 and $89,102 to oil and natural gas properties, respectively. As of June 30, 2013, there was $5,289,547 of total unrecognized compensation cost related to restricted stock and restricted stock units, which is expected to be amortized over a weighted-average period of 0.9 years. The Company recognizes compensation cost for performance based grants on a tranche level basis over the requisite service period for the entire award. The fair value of restricted stock units granted is based on the stock price on the grant date and the Company assumed no annual forfeiture rate.

As of June 30, 2013, there were 1,827,727 unvested restricted stock units and 1,428 unvested restricted stock shares with a combined weighted average grant date fair value of $4.30 per share. 1,429 restricted stock units and restricted stock shares vested during the three and six-month periods ended June 30, 2013.  A summary of the restricted stock units and restricted stock shares outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and restricted stock units at January 1, 2013	1,847,701	$4.31

Granted	—	—
Canceled	(17,117)	4.67
Vested	(1,429)	14.63

Non-vested restricted stock and restricted stock units at June 30, 2013	1,829,155	$4.30

The Company estimated that $1,196,577 in federal and state withholding taxes was due on restricted stock granted to officers that vested during 2012. Of this amount, the Company estimated that it was responsible for $62,728, with the remaining $1,133,849 recorded as a receivable from officers as of December 31, 2012. The Company’s officers remitted payment on the receivable to the Company in February and March 2013.

Equity Issuances

The Company issued 851,315 and 313,700 shares of its common stock related to two acreage acquisitions completed on January 9, 2013 and February 4, 2013, respectively. See Note 4 – Oil and Natural Gas Properties – Acquisitions for additional details.

On May 22, 2013, the Company completed a public offering of 12,000,000 shares of common stock at a price of $6.10 per share for total net proceeds of approximately $69.3 million.  The Company incurred costs of approximately $4.3 million related to this transaction, which costs were netted against the proceeds of the transaction through additional paid-in capital. The underwriters elected to exercise the over-allotment option to sell an additional 1,800,000 shares of common stock at $6.10 per share. The net proceeds from the over-allotment exercise were approximately $10.5 million after deducting underwriting discounts and commissions.

On June 4, 2013, the Company completed a private placement of 2,758,600 shares of common stock at a price of $5.93 per share for net proceeds of approximately $16.2 million after deducting placement agent fees of approximately $0.2 million. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, which exempts transactions by an issuer not involving any public offering.

NOTE 7  STOCK OPTIONS AND WARRANTS

Stock Options

On March 22, 2013, the Company granted stock options to certain employees to purchase a total of 18,000 shares of common stock exercisable at $6.59 per share. The options vest on an annual basis over 36 months with 6,000 options vesting on March 22, 2014, 2015 and 2016.

On April 8, 2013, the Company granted stock options to certain employees to purchase a total of 69,667 shares of common stock exercisable at $6.41 per share. 25,000 of the options vest in November 2013 with the remainder vesting in March 2014.

The impact on the Company’s statement of operations of stock-based compensation expense related to options granted for the three-month periods ended June 30, 2013 and 2012 was $181,384 and $235,408, respectively, net of $0 tax. The impact on the Company’s statement of operations of stock-based compensation expense related to options granted for the six-month periods ended June 30, 2013 and 2012 was $576,072 and $375,629, respectively, net of $0 tax. The Company capitalized $159,563 and $221,161 of compensation to oil and natural gas properties related to outstanding options for the three and six-month period ended June 30, 2013, respectively. The Company will recognize approximately $845,000 of compensation expense in future periods relating to options that have been granted but have not vested as of June 30, 2013.

The following assumptions were used for the Black-Scholes model to value the options granted during the six- month period ended June 30, 2013.

Risk free rates	0.71% -1.29%
Dividend yield	0%
Expected volatility	73.1% - 79.5%
Weighted average expected life	4.7 years

A summary of the stock options outstanding as of January 1, 2013 and June 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2013	835,702	$10.43

Granted	87,667	6.45
Canceled	(21,428)	12.39
Exercised	(50,000)	4.43

Balance outstanding at June 30, 2013	851,941	$10.41

Options exercisable at June 30, 2013	442,843	$13.05

At June 30, 2013, stock options outstanding were as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Number of Options Outstanding	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price
2013	87,667	7.77	$6.45	—	—	$—
2012	614,285	4.26	8.36	292,854	4.46	8.93
Prior	149,989	3.39	21.11	149,989	3.39	21.11

Total	851,941	4.47	$10.41	442,843	4.10	$13.05

Warrants

The table below reflects the status of warrants outstanding at June 30, 2013:

	Warrants	Exercise Price	Expiration Date
December 1, 2009	37,216	$6.86	December 1, 2019
December 31, 2009	186,077	$6.86	December 31, 2019
February 8, 2011	892,857	$49.70	February 8, 2016
February 19, 2013	5,114,633	$5.77	December 31, 2019
	6,230,783

No warrants expired or were forfeited during the six-month period ended June 30, 2013. All of the compensation expense related to the applicable vested warrants issued to employees has been expensed by the Company prior to 2012. All warrants outstanding were exercisable at June 30, 2013. See Note 13 – Derivative Instruments and Price Risk Management for details on the treatment of the warrants issued on February 19, 2013.

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

The annual interest cost, which is dependent upon the percentage of the borrowing base utilized, is, at the Company’s option, based on either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest exceed the maximum interest rate allowed by any current or future law.  Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at the Company’s option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. The Company will also pay a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of June 30, 2013, the annual interest rate on the Wells Fargo Facility was 0.375% which is the minimum commitment fee, as no funds were drawn against the credit facility.

A portion of the Wells Fargo Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. The Company will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of June 30, 2013, the Company has not obtained any letters of credit under the Wells Fargo Facility.

Each of the Company’s subsidiaries is a guarantor under the Wells Fargo Facility. The Wells Fargo Facility is secured by first priority, perfected liens and security interests on substantially all assets of the Company and the guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Agreement contains customary covenants that include, among other things: limitations on the ability of the Company to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Agreement also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of debt to EBITDA for the preceding four fiscal quarters of no more than 3.50 to 1.00, and (c) a fixed charge coverage ratio for any four fiscal quarters of at least 3.00 to 1.00. The Company was in compliance for all covenants as of June 30, 2013.

The principal balance amount on the Credit Agreement was approximately $0 and $23.5 million at June 30, 2013 and December 31, 2012, respectively. The Company had approximately $27.5 million and $4.0 million available under the Wells Fargo Facility as of June 30, 2013 and December 31, 2012, respectively.

Macquarie Bank Limited

On February 10, 2012, the Company entered into a credit facility (the “Macquarie Facility”) with Macquarie Bank Limited (“MBL”). The Macquarie Facility provided up to a maximum of $150 million in principal amount of borrowings to be used as working capital for exploration and production operations. Initially, $15 million of financing was available under the Macquarie Facility based on reserves, with an additional $50 million available under a development tranche.

On July 26, 2012, the Company entered into an amended and restated credit agreement with MBL to expand the existing availability and outstanding balance under its existing Macquarie Facility and drew $15 million of additional debt on a new third tranche at an initial rate of 9% above the applicable LIBOR and had the potential to draw a maximum of $20 million. The $15 million drawn was used for existing development activities and was paid in full with proceeds from the equity offering completed on September 28, 2012. The remaining balance on the Macquarie Facility was paid in full on November 20, 2012.

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

NOTE 10  ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of its proved oil and natural gas properties and related facilities. Under the provisions of ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset. The liability is accreted to its present value each period, and the capitalized cost is depleted using the units of production method. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.5% for each of the years in the three-year period ended June 30, 2013); and (iv) a credit-adjusted risk-free interest rate (average of 7.0% for each of the years in the three-year period ended June 30, 2013). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of ASC 410-20-25 for the six-month period ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013	December 31, 2012
Beginning Asset Retirement Obligation	$296,074	$116,119
Liabilities Incurred or Acquired	125,638	164,967
Accretion of Discount on Asset Retirement Obligations	14,062	14,988
Liabilities Associated with Properties Sold	(3,625)	—
Ending Asset Retirement Obligation	$432,149	$296,074

NOTE 11  INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2013 and December 31, 2012, the Company maintains a full valuation allowance for all deferred tax assets.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

Fair Value on a Recurring Basis

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2013:

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant Liability – Long Term Liability	$—	$—	$(12,707,000)
Commodity Derivatives – oil swaps	—	49,331	—
Total	$—	$49,331	$(12,707,000)

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

A rollforward of Level 3 warrants liability measured at fair value using Level 3 on a recurring basis is as follows (in thousands):

Balance, at December 31, 2012	$—
Purchases, issuances, and settlements	(8,626,000)
Change in Fair Value of Warrant Liability	(4,081,000)
Transfers	—
Balance, at June 30, 2013	$(12,707,000)

The fair value of the warrants upon issuance was recorded at $8,626,000. The change in fair value of warrant liabilities at June 30, 2013 was $642,000 and $4,081,000 for the three and six-month periods ended June 30, 2013, respectively. The warrant revaluation expense was $642,000 and $4,081,000 for the three and six-month periods ended June 30, 2013, respectively, and is included in other income/expense on the accompanying condensed consolidated statements of operations. See discussion of assumptions used in valuing the warrants at Note 13 – Derivative Instruments and Price Risk Management.

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

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in Note 10 – Asset Retirement Obligation.

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, the Wells Fargo Facility and the Series A and Series B Preferred Stock. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities. The book value of the Wells Fargo Facility approximates fair value because of its floating rate structure. The Series A Preferred Stock had a fair value $33,942,000 and a carrying value of $26,142,294 as of June 30, 2013. The fair value was determined by discounting the cash flows over the remaining life of the preferred stock utilizing the LIBOR interest rates. The Series B Preferred Stock’s carrying value approximated its fair value. The Company has classified the valuations of the Wells Fargo Facility and the preferred stock under Level 2 item of the fair value hierarchy.

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

The following table reflects open commodity swap contracts as of June 30, 2013, the associated volumes and the corresponding weighted average NYMEX reference price:

Settlement Period	Oil (Barrels)	Fixed Price
Oil Swaps
July 1, 2013 – December 31, 2013	64,824	$91.00
July 1, 2013 – December 31, 2013	27,000	90.05
July 1, 2013 – December 31, 2013	76,000	94.30
2013 Total/Average	167,824	$92.34

January 1, 2014 – December 31, 2014	103,267	$91.00
January 1, 2014 – December 31, 2014	31,000	90.05
January 1, 2014 – December 31, 2014	79,000	94.30
2014 Total/Average	213,267	$92.08

January 1, 2015 – February 28, 2015	13,876	$91.00
January 1, 2015 – February 28, 2015	5,000	90.05
January 1, 2015 – February 28, 2015	10,000	94.30
2015 Total/Average	28,876	$91.98

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company has netting arrangements with Wells Fargo Bank, N.A. that provide for offsetting payables against receivables from separate derivative instruments.

Warrant Liability

The warrants issued to White Deer Energy with the Securities Purchase Agreement are classified as liabilities on the consolidated balance sheets because the warrants contain a contingent put and other liability type provisions (see Note 6 – Preferred and Common Stock). The shares underlying the warrants are contingently redeemable and are subject to remeasurement at each balance sheet date, and any changes in fair value will be recognized as a component of other (expense) income on the accompanying consolidated statements of operations.

The Company estimated the value of the warrants issued with the Securities Purchase Agreement on the date of issuance to be $8,626,000, or $1.69 per warrant, using the Monte Carlo model with the following assumptions: a term of 1,798 trading days, exercise price of $5.77, volatility rate of 40%, and a risk-free interest rate of 1.38%. The Company remeasured the warrants as of June 30, 2013, using the same Monte Carlo model, using the following assumptions: a term of 1,692 trading days, exercise price of $5.77, stock price of $6.86, volatility rate of 40%, and a risk-free interest rate of 1.9%. As of June 30, 2013, the fair value of the warrants was $12,707,000, and was recorded as a liability on the accompanying consolidated balance sheets. An increase in the volatility would cause an increase in the fair value of the warrants. Likewise, a decrease in the volatility would cause a decrease in the value of the Warrants.

At June 30, 2013, the Company had derivative financial instruments recorded on the condensed consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location
Derivative Assets (Liabilities):
Swap Contracts	Current liabilities	$(407,449)
Swap Contracts	Non-current assets	456,780
Warrant Liability	Non-current liabilities	(12,707,000)
Total Derivative Liabilities		$(12,657,669)

For the three and six-month periods ended June 30, 2013, the Company recorded the change in values for the derivative instruments as set forth below:

Type of Contract	Statement of Operation Location	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Unrealized Gains (Losses):
Swap Commodity Contracts	Gain on Commodity Derivatives	$848,910	$230,514
Warrant Liability	Warrant Revaluation Expense	(642,000)	(4,081,000)
Total Unrealized Gains (Losses), Net		$206,910	$(3,850,486)

Realized Losses:
Swap Commodity Contracts	Loss on Commodity Derivatives	$(183,573)	$(332,781)

For the three and six-month periods ended June 30, 2012, the Company recorded the change in values for the derivative instruments as set forth below:

Type of Contract	Statement of Operation Location	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Unrealized Gains:
Costless Commodity Collars	Gain on Commodity Derivatives	$2,162,975	$1,278,083
Total Unrealized Gains		$2,162,975	$1,278,083

Realized Gains:
Costless Commodity Collars	Gain on Commodity Derivatives	$88,568	$61,025

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

NOTE 15 SUBSEQUENT EVENTS

On August 2, 2013, the Company closed a transaction with a third party to acquire approximately 3,500 net acres of partially developed leasehold in McKenzie County, North Dakota for approximately $10.5 million or approximately $3,000 per net acre. The Company is currently determining the appropriate purchase price allocation for this transaction. The Company paid a refundable 10% deposit on June 28, 2013, recorded as a non-current asset as of June 30, 2013.

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

Since the acquisition of Emerald Oil North America, we established an operated drilling program in McKenzie County, North Dakota. We added experienced operating personnel during this period to insure successful execution of our operated program. The addition of operating capabilities provides increased control over the planning, design and execution of well development. Being an operator of oil and natural gas properties increases our long-term growth prospects and ability to meaningfully partner with others. We actively monitor offset drilling activity in the Williston Basin. As development activity increases and well designs improve, we use this information to enhance our own production and well economics. We plan to replicate and improve upon the well design and completion techniques that we believe represent best practices in the area.

As of June 30, 2013, we had approximately 54,000 net acres in the Williston Basin. As of August 6, 2013, pro forma for closed and pending acquisitions, we currently hold approximately 58,000 net acres. We have identified approximately 304 net potential drilling locations on this acreage prospective for oil in the Bakken and Three Forks formations. The majority of our capital expenditures in 2013 will be directed toward drilling and completing operated Bakken and Three Forks wells. We plan to leverage our management team’s collective technical, land, financial and industry operating experience to execute our operated well development program in the Williston Basin. We believe this development program will provide significant risk-adjusted returns on capital while enhancing the strategic value of our company.

In addition to our Williston Basin position, we hold positions in the following Rocky Mountain oil and natural gas plays. We have approximately 14,500 net acres in the Sand Wash Basin in northwest Colorado prospective for oil in the Niobrara formation. We have approximately 33,500 net acres in central Montana prospective for oil in the Heath formation. We have approximately 72,800 net acres in the Tiger Ridge Field located in Blaine, Hill, and Chouteau Counties, Montana, prospective for natural gas, and another approximate 1,700 net acres in the Denver-Julesburg (or DJ) Basin in Weld County, Colorado, prospective for oil in the Niobrara formation. We plan to continue to monetize these non-core acreage positions.

Through June 30, 2013 the majority of our oil and natural gas production was derived from participation in wells in the Williston Basin as a non-operating partner, primarily on a heads-up, or pro rata, basis proportionate to our working interest with established operators. As we bring our operated wells onto production throughout 2013 and beyond, we expect our operated production to grow significantly and to become the majority of the overall production mix.

We have been actively trading and expect to continue to trade or swap our non-operated acreage for acreage that will increase our acreage and working interests in areas where we operate. Most trades are for comparable acreage and mutually beneficial for both us and the other party. We have increased our operated acreage position with acquisitions using a variety of means, including cash purchases and the issuance of common stock as purchase price consideration.

Recent Developments

Operational Update

In May 2013, we completed our second operated Bakken well, the Arsenal Federal 1-17-20H.  The initial peak 24 hour rate for the well was 1,638 Boe/d.  The Arsenal Federal 1-17-20H produced 23,043 barrels of oil equivalent (BOE) during the first 30 days of production, or an average of 768 barrels of equivalent per day (Boe/d);

In June 2013, we completed our third operated Bakken well, the Caper 1-15-22H. The initial peak 24 hour rate for the well was 2,063 Boe/d. The Caper 1-15-22H produced our highest initial peak rate for an operated well to date.  The Caper 1-15-22H produced 29,815 Boe during the first 30 days of production, or an average of 994 Boe/d.

In June 2013, we completed our fourth operated Bakken well, the Mongoose 1-8-5H well.  The initial peak 24 hour rate for the well was 1,523 Boe/d.  The Mongoose 1-8-5H well produced 26,773 Boe during the first 30 days of production, or an average of 892 Boe/d.

In July 2013, Emerald completed both the Talon 1-9-4H and Slugger 1-16-21H wells on the same pad location. Both wells were completed with 34 frac stages. We are currently drilling out the plugs on Both wells and will report the results with the next sequence of completed wells after 30 days of production data.

We deployed our second rig in mid-June and currently drilling the Hot Rod 1-27-26H and Excalibur 5-25-36H wells.  After these two wells are drilled, we intend to fracture stimulate the wells as soon as possible.

Finance Update

In August 2013, we completed the semi-annual borrowing base redetermination of our revolving credit facility. As a result, we entered into an amendment with Wells Fargo, which increased our borrowing base to $75.0 million from the previous $27.5 million.

Public Offering and Private Placement

On May 22, 2013, we completed a public offering of 12,000,000 shares of common stock at a price of $6.10 per share for total net proceeds of $69.3 million. The underwriters elected to exercise the over-allotment option to sell an additional 1,800,000 shares of common stock at $6.10 per share. The net proceeds from the over-allotment exercise were $10.5 million.

On June 4, 2013 we completed a private placement of 2,758,600 shares of common stock at a price of $5.93 per share for total net proceeds of $16.2 million with affiliates of White Deer Energy L.P. (“White Deer Energy).

Acreage Acquisitions

On April 29, 2013, we entered into a purchase and sale agreement with a third party to acquire approximately 5,874 net acres of undeveloped leasehold in McKenzie County, North Dakota for approximately $6.5 million or approximately $1,100 per net acre. The acquired acreage is directly south and contiguous to our existing operated area in McKenzie County, North Dakota. The acquisition added six additional operated drilling spacing units in our Low Rider Prospect in McKenzie County, North Dakota.

On August 2, 2013, we closed a transaction with a third party to acquire approximately 3,500 net acres of partially developed leasehold in McKenzie County, North Dakota for approximately $10.5 million or approximately $3,000 per net acre. The acquired acreage is directly south and contiguous to our existing Low Rider Prospect in McKenzie County, North Dakota. The acquisition added eight additional operated drilling spacing units providing Emerald with a total of 23 operated drilling spacing units in the Low Rider Prospect of McKenzie County, North Dakota. The acreage is currently producing approximately 120 Boe/d from existing vertical wells.

Non-Operated Acreage Sale

On April 17, 2013, we sold our interest in approximately 970 net mineral acres in the Williston Basin for a total sale price of approximately $7.1 million, including sales price adjustments for development costs and production revenue previously recognized. The acreage was associated with working interests in the Williston Basin Bakken and Three Forks wells not operated by us. The proceeds from the sale will be used to fund our 2013 drilling program and acreage acquisitions in and around our operated wells.

Assets and Acreage Holdings

As of June 30, 2013, we controlled approximately 54,000 net acres in our core operating area of the Williston Basin targeting the Bakken and Three Forks shale oil formations in North Dakota and Montana, along with 122,000 net acres in the following non-core prospect areas:

•	14,500 net acres in the Green River Basin targeting the Niobrara shale oil formations in Colorado and Wyoming;

•	33,500 net acres in a joint venture targeting the Heath shale oil formation in Musselshell, Petroleum, Garfield and Fergus Counties of Montana;

•	1,700 net acres in the Denver-Julesburg Basin targeting the Niobrara shale oil formation in Colorado and Wyoming; and

•	72,500 net acres in a joint venture in and around the Tiger Ridge natural gas field in Blaine, Hill and Chouteau Counties of Montana.

Williston Basin — Bakken and Three Forks

On a pro forma basis for closed and pending transactions in 2013, our Williston Basin acreage position consists of approximately 25,750 net operated acres in McKenzie, Dunn, and Williams Counties, North Dakota and Richland County, Montana where we have either secured operatorship through approved drilling permits or we believe we have sufficient working interests to claim operatorship in individual drilling spacing units pending approval of drilling permit applications. Our remaining Williston Basin acreage position consists of approximately 32,250 net acres in Williams, McKenzie, Dunn and Mountrail Counties in North Dakota, and Richland County, Montana, where we hold relatively low working interests. We intend to keep most of our non-operated working interests in leaseholds that contain producing wells in which we are a participant, but will explore means in which we can trade or monetize this acreage as opportunities arise. In non-operated leaseholds that are not yet producing, we intend to trade or swap such leasehold to consolidate our operated working interests in current or future selected core focus areas, sell our interests to help fund our operated program, or maintain our interests to participate in future well development. We may continue to sell some or all of our non-operated leaseholds if we believe that the proceeds can be redeployed into further operated acreage acquisitions or our ongoing drilling program.

We are currently in the process of optimizing our participation in our non-operated acreage. While we cannot control the timing of capital expenditures for our non-operated properties, we may choose to selectively participate in proposed wells, based on our internal capital return criteria and our internal geologic knowledge. We consider the experience gained from our non-operated interests to be valuable due to the high quality of the operators. These interests have allowed and we expect that they will continue to allow us to leverage valuable technical data across the basin in order to participate in what we believe to be the most economic wells. The amount of detailed well-specific data we have acquired as a result of our participation in over 200 gross non-operated wells to date, together with publicly available information, has allowed us to compile a valuable database of well information that we use to select our operated development areas and formulate optimal well designs.

Using industry-accepted well down-spacing assumptions, we believe there could be approximately 304 net potential drilling locations on our acreage prospective for oil in the Bakken and Three Forks formations. Consistent with such assumptions, we believe that each 1,280-acre unit can support approximately four Bakken and three Three Forks well locations. We are aggressively drilling our operated leasehold position to generate production, cash flow and reserves. For the 12-month period ending December 31, 2013, we plan to spend approximately $127.6 million on well development in the Williston Basin. Specifically, we plan to spend approximately $120.2 million to drill 12.0 net operated wells at an average estimated cost of $10.0 million per well and approximately $7.4 million to participate in 0.8 net non-operated wells at an average estimated cost of $9.2 million per well. We expect to fund our current 2013 capital expenditure budget using cash-on-hand, cash flow from operations, proceeds from our public offering completed in May 2013, proceeds from our preferred equity transaction, proceeds from oil and natural gas assets sales, and borrowings under our revolving credit facility.

The following table presents summary data for our Williston Basin project area as of June 30, 2013 for the year ended December 31, 2013:

			Planned Capital Expenditures
	Net Acres	Net Identified Drilling Locations	Net Wells	Drilling Capex
Operated	25,750	138	12.0	$120.2
Non-Operated	32,250	166	0.8	7.4
Total Williston Basin	58,000	304	12.8	$127.6

Sand Wash Basin

As of June 30, 2013, we owned approximately 14,500 net acres in the Sand Wash Basin prospective for oil in the Niobrara formation in northwestern Colorado and southern Wyoming. On March 28, 2013, we completed the sale of approximately 31,000 net acres in the Sand Wash Basin in southwest Wyoming. In addition to our remaining acreage, we hold a 45% interest in the Slater Dome Gas Gathering pipeline, which extends 18.5 miles from the edge of the Focus Ranch Federal Unit to a gas sales point in Baggs, Wyoming. We intend to sell the balance of our acreage in the Sand Wash Basin contingent upon the resolution of ongoing access right issues.

Big Snowy Joint Venture — Heath Shale Oil

As of June 30, 2013, we owned an interest in approximately 33,500 net acres located in central Montana as part of a joint venture targeting the Heath shale oil play. During 2012, the number of drilling permits issued and amount of drilling in the area have increased compared with 2011. We believe the Heath shale has similar characteristics to the Bakken and Three Forks formations. Our five-year primary term leases have three-year extension options that will allow us to hold our leases with minimal incremental capital into 2017. We intend to sell the balance of our acreage in the Big Snowy joint venture.

DJ Basin — Niobrara

As of June 30, 2013, we owned an interest in approximately 1,700 net acres in Weld County, Colorado and Laramie County, Wyoming, prospective for the Niobrara formation with 1,400 net acres currently held by production as we continue to monitor the performance and characteristics of the producing wells. We currently have no plans for drilling any additional development wells in the DJ Basin. We intend to sell the balance of our acreage in the DJ Basin.

Major Joint Venture — Tiger Ridge Natural Gas

As of June 30, 2013, we owned an interest in approximately 72,500 net acres in and around the Tiger Ridge natural gas field in Montana. We participated in drilling two wells with Devon Energy Corporation, both of which were shut-in in 2010. We conducted a 3-D seismic program during 2010 and drilled and completed six exploratory wells in the fourth quarter of 2011 with our joint venture partners, Hancock Enterprises and MCR, LLC, as operators. We have an average working interest of 70% in these initial wells. We and our joint venture partners are assessing whether further development is economic at current natural gas prices.

Productive Wells

The following table summarizes gross and net productive operated and non-operated oil wells by state at June 30, 2013 and June 30, 2012. A net well represents our fractional working ownership interest of a gross well. The following table does not include 23 gross (0.33 net) non-operated Bakken and Three Forks wells and 4 gross (2.62 net) operated Bakken wells that were in the process of being drilled, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation as of June 30, 2013 and 30 gross (1.10 net) non-operated Bakken and Three Forks wells as of June 30, 2012.

	June 30,
	2013		2012
	Gross	Net	Gross	Net
North Dakota Bakken and Three Forks – operated	4	2.84	—	—
North Dakota Bakken and Three Forks – non-operated	189	7.50	132	5.25
Montana Bakken and Three Forks – non-operated	26	2.18	18	1.31
Colorado Niobrara in DJ Basin – non-operated	3	1.50	5	2.50
Total:	222	14.02	155	9.06

Results of Operations

Comparison of the Three Months Ended June 30, 2013 with the Three Months Ended June 30, 2012.

	Three Months Ended June 30,
	2013	2012
REVENUES
Oil and Natural Gas Sales	$10,574,818	$6,763,429
Gain on Commodity Derivatives	665,337	2,251,543
	11,240,155	9,014,972
OPERATING EXPENSES
Production Expenses	1,596,353	484,829
Production Taxes	1,048,541	728,588
General and Administrative Expenses	5,979,739	1,215,218
Depletion of Oil and Natural Gas Properties	3,584,803	3,160,368
Impairment of Oil and Natural Gas Properties	—	10,191,234
Depreciation and Amortization	31,039	11,144
Accretion of Discount on Asset Retirement Obligations	7,850	3,423
Total Expenses	12,248,325	15,794,804

LOSS FROM OPERATIONS	(1,008,170)	(6,779,832)

OTHER INCOME (EXPENSE), NET	(714,964)	(181,076)

LOSS BEFORE INCOME TAXES	(1,723,134)	(6,960,908)

INCOME TAX EXPENSE	—	—

NET LOSS	(1,723,134)	(6,960,908)
Less: Preferred Stock Dividends and Deemed Dividends	(5,665,670)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,388,804)	$(6,960,908)

Revenues

Revenues from sales of oil and natural gas increased 56% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, driven primarily by a 49% increase in production by volume. Production primarily increased due to the addition of 2.84 net productive operated wells and 3.12 net productive non-operated wells in the Williston Basin from July 1, 2012 to June 30, 2013. During the three months ended June 30, 2013, we realized an $85.09 average price per barrel of oil (including realized derivatives) compared to an $83.43 average price per barrel of oil during the three months ended June 30, 2012. The oil price differential during the three months ended June 30, 2013 was $6.49 per barrel, as compared to $9.11 per barrel in the three months ended June 30, 2012.

All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended June 30,
	2013	2012
Net Oil and Natural Gas Revenues:
Oil	$10,340,742	$6,696,034
Natural Gas and Other Liquids	234,076	67,395
Total Oil and Natural Gas Sales Before Derivatives	10,574,818	6,763,429
Realized Gain (Loss) on Commodity Derivatives	(183,573)	88,568
Unrealized Gain on Commodity Derivatives	848,910	2,162,975
Total Oil and Natural Gas Sales Net of Derivatives	11,240,155	9,014,972

Net Production:
Oil (Bbl)	119,366	81,323
Natural Gas and Other Liquids (Mcf)	44,500	24,237
Barrel of Oil Equivalent (Boe)	126,783	85,363

Average Sales Prices:
Oil (per Bbl)	$86.63	$82.34
Effect of Settled Oil Derivatives on Average Price (per Bbl)	(1.54)	1.09
Oil Net of Settled Derivatives (per Bbl)	$85.09	$83.43

Natural Gas and Other Liquids (per Mcf)	$5.26	$2.78

Barrel of Oil Equivalent with Realized Derivatives (per Boe)	$81.96	$80.27

Gain (Loss) on Commodity Derivatives

Realized commodity derivative gains (losses) were $(183,573) for the three months ended June 30, 2013 compared to $88,568 for the three months ended June 30, 2012. Unrealized commodity derivative gains were $848,910 for the three months ended June 30, 2013 compared to $2,162,975 for the three months ended June 30, 2012. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as unrealized gains and losses from derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Future derivatives gains will be offset by lower future wellhead revenues. Conversely, future derivatives losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At June 30, 2013, all of our derivative contracts are recorded at their fair value, which was a net asset of $49,331.

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Three Months Ended June 30,
	2013	2012
Costs and Expenses Per Boe of Production :
Production Expenses	$12.59	$5.68
Production Taxes	8.27	8.54
G&A Expenses (Excluding Share-Based Compensation)	38.82	9.55
Non-Cash Shared-Based Compensation	8.34	4.69
Depletion of Oil and Natural Gas Properties	28.28	37.02
Impairment of Oil and Natural Gas Properties	—	119.39
Depreciation and Amortization	0.24	0.13
Accretion of Discount on Asset Retirement Obligation	0.06	0.04

Production Expenses

Production expenses were $1,596,353 for the three months ended June 30, 2013 compared to $484,829 for the three months ended June 30, 2012. We experience increases in operating expenses as we add new operated wells and maintain production from existing properties. On a per unit basis, production expenses per Boe were $12.59 for the three months ended June 30, 2013 compared to $5.68 for the three months ended June 30, 2012. These increases are related to initial operated production expenses such as installation of production infrastructure, gas lifting equipment and other fixed productions assets that will be leveraged on future downspacing wells.

Production Taxes

Production taxes were $1,048,541 for the three months ended June 30, 2013 compared to $728,588 for the three months ended June 30, 2012. We pay production taxes based on realized oil and natural gas sales. Our average production tax rates were 9.9% for the three months ended June 30, 2013 compared to 10.8% for the three months ended June 30, 2012. Certain portions of our production occur in North Dakota and Montana jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate of 11.5%.

General and Administrative Expense

General and administrative expenses were $5,979,739 for the three months ended June 30, 2013 compared to $1,215,218 for the three months ended June 30, 2012. The increase is due to our change in corporate strategy to add operating capabilities to develop our own operated wells in the Williston Basin. We added substantial operating personnel while we increased our operating drilling activities. This strategic change allows us the opportunity to significantly grow production by using industry best practices and to control well design and capital expenditures to maximize our return on capital. Specifically, expenses for the three months ended June 30, 2013 increased on a period-over-period basis compared to the three months ended June 30, 2012 due to an increase of $3,765,844 for employee compensation and related expense and an increase of $470,050 related to professional and legal expense. Share-based and restricted stock compensation expenses are included in the employee compensation and related expenses, totaling $1,057,811 for the three months ended June 30, 2013 compared to $400,152 for the three months ended June 30, 2012. As we implement our operating strategy, expenses have increased to attract and retain experienced personnel that can deliver production growth and create a scalable field infrastructure.

Depletion Expense

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. Depletion expense was $3,584,803 for the three months ended June 30, 2013 compared to $3,160,368 for the three months ended June 30, 2012. On a per-unit basis, depletion expense was $28.28 per Boe for the three months ended June 30, 2013 compared to $37.02 per Boe for the three months ended June 30, 2012. Our depletion expense is based on the capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs which are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves determined by independent petroleum engineers. This increase in depletion expense was due primarily to the addition of 2.84 net productive operated wells and 3.12 non-operated wells in the Williston Basin from July 1, 2012 to June 30, 2013.

Impairment of Oil and Natural Gas Properties

We follow the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Capitalized costs (net of related deferred income taxes) are limited to a ceiling based on the present value of future net revenues using the 12-month unweighted average of first-day-of-the-month price (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is not greater than or equal to the total capitalized costs, then we are required to write down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write downs are included in the condensed statements of operations as an impairment charge. We recognized no impairment expense for the three months ended June 30, 2013 and an impairment expense in the amount of $10,191,234 in the three months ended June 30, 2012. Included in the full cost pool at June 30, 2012 were costs incurred in 2010 and 2011 associated with our interest in the Niobrara development program in the DJ Basin. We incurred approximately $23.6 million in development costs to acquire acreage and develop the program, with insufficient oil and natural gas reserves established as a result of the development program in the third-party reserve engineer’s reserve report to offset the costs of the development program. While the costs were incurred in 2010 and 2011, we did not fail the ceiling test until June 30, 2012. The failure was primarily due to a decrease in the 12-month average commodity price and an increase in the local differential to NYMEX on Williston Basin properties on the June 30, 2012 reserve report compared to March 31, 2012 and December 31, 2011 reserve reports.

Other Expense, net

Other expense, net was $714,964 for the three months ended June 30, 2013 compared to $181,076 for the three months ended June 30, 2012. We recognized an unrealized loss of $642,000 on the warrant liability during the three months ended June 30, 2013. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Interest expense was $75,186 for the three months ended June 30, 2013, compared to $169,445 for the three months ended June 30, 2012. The decrease in interest expense is due to the pay-off of the Revolving Credit Facility balance during the three months ended June 30, 2013.

Net Loss Attributable to Common Stockholders

We had net loss attributable to common stockholders of $7,388,804 for the three months ended June 30, 2013 (representing $(0.23) per share-basic and diluted) compared to a net loss of $6,960,908 for the three months ended June 30, 2012 (representing $(0.84) per share-basic and diluted). The decrease in net loss available to common shareholders in our period-over-period results is primarily due to increased oil and natural gas sales of $3,811,389, offset by higher general and administrative expenses, unrealized losses on the warrant liability, preferred stock dividends and deemed dividends. Deemed dividends include the $1,875,000 premium paid on the preferred stock redemption and $2,589,300 non-cash accretion of the preferred stock issuance discount for the three months ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2013 with the Six Months Ended June 30, 2012.

	Six Months Ended June 30,
	2013	2012
REVENUES
Oil and Natural Gas Sales	$18,791,799	$11,861,762
Gain (Loss) on Commodity Derivatives	(102,267)	1,339,108
	18,689,532	13,200,870
OPERATING EXPENSES
Production Expenses	2,635,885	951,459
Production Taxes	1,750,397	1,234,609
General and Administrative Expenses	11,368,552	2,157,349
Depletion of Oil and Natural Gas Properties	6,741,781	5,158,427
Impairment of Oil and Natural Gas Properties	—	10,191,234
Depreciation and Amortization	54,034	22,214
Accretion of Discount on Asset Retirement Obligations	14,062	5,990
Total Expenses	22,564,711	19,721,282

LOSS FROM OPERATIONS	(3,875,179)	(6,520,412)

OTHER INCOME (EXPENSE), NET	(4,332,778)	(696,866)

LOSS BEFORE INCOME TAXES	(8,207,957)	(7,217,278)

INCOME TAX EXPENSE	—	—

NET LOSS	(8,207,957)	(7,217,278)
Less: Preferred Stock Dividends and Deemed Dividends	(6,282,108)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,490,065)	$(7,217,278)

Revenues

Revenues from sales of oil and natural gas increased 58% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, driven primarily by a 57% increase in production by volume. Production primarily increased due to the addition of 2.84 net productive operated wells and 3.12 net productive non-operated wells in the Williston Basin in from July 1, 2012 to June 30, 2013. During the six months ended June 30, 2013, we realized an $86.35 average price per barrel of oil (including realized derivatives) compared to an $86.59 average price per barrel of oil during the six months ended June 30, 2012. The oil price differential during the six months ended June 30, 2013 was $6.20 per barrel, as compared to $11.16 per barrel in the six months ended June 30, 2012.

All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Six Months Ended June 30,
	2013	2012
Net Oil and Natural Gas Revenues:
Oil	$18,334,644	$11,720,133
Natural Gas and Other Liquids	457,155	141,629
Total Oil and Natural Gas Sales Before Derivatives	18,791,799	11,861,762
Realized Gain (Loss) on Commodity Derivatives	(332,781)	61,025
Unrealized Gain on Commodity Derivatives	230,514	1,278,083
Total Oil and Natural Gas Sales Net of Derivatives	18,689,532	13,200,870

Net Production:
Oil (Bbl)	208,478	136,058
Natural Gas and Other Liquids (Mcf)	84,695	37,014
Barrel of Oil Equivalent (Boe)	222,594	142,227

Average Sales Prices:
Oil (per Bbl)	$87.95	$86.14
Effect of Settled Oil Derivatives on Average Price (per Bbl)	(1.60)	0.45
Oil Net of Settled Derivatives (per Bbl)	$86.35	$86.59

Natural Gas and Other Liquids (per Mcf)	$5.40	$3.83

Barrel of Oil Equivalent with Realized Derivatives (per Boe)	$82.93	$83.83

Gain (Loss) on Commodity Derivatives

Realized commodity derivative gains (losses) were $(332,781) for the six months ended June 30, 2013 compared to $61,025 for the six months ended June 30, 2012. Unrealized commodity derivative gains were $230,514 for the six months ended June 30, 2013 compared to $1,278,083 for the six months ended June 30, 2012. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as unrealized gains and losses from derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Future derivatives gains will be offset by lower future wellhead revenues. Conversely, future derivatives losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At June 30, 2013, all of our derivative contracts are recorded at their fair value, which was a net asset of $49,331.

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Six Months Ended June 30,
	2013	2012
Costs and Expenses Per Boe of Production :
Production Expenses	$11.84	$6.69
Production Taxes	7.86	8.68
G&A Expenses (Excluding Share-Based Compensation)	40.44	10.05
Non-Cash Shared-Based Compensation	10.63	5.12
Depletion of Oil and Natural Gas Properties	30.29	36.27
Impairment of Oil and Natural Gas Properties	—	71.65
Depreciation and Amortization	0.24	0.16
Accretion of Discount on Asset Retirement Obligation	0.06	0.04

Production Expenses

Production expenses were $2,635,885 for the six months ended June 30, 2013 compared to $951,459 for the six months ended June 30, 2012. We experience increases in operating expenses as we add new operated wells and maintain production from existing properties. On a per unit basis, production expenses per Boe were $11.84 for the six months ended June 30, 2013 compared to $6.69 for the six months ended June 30, 2012. These increases are related to initial operated production expenses such as installation of production infrastructure, gas lifting equipment and other fixed productions assets that will be leveraged on future downspacing wells.

Production Taxes

Production taxes were $1,750,397 for the six months ended June 30, 2013 compared to $1,234,609 for the six months ended June 30, 2012. We pay production taxes based on realized oil and natural gas sales. Our average production tax rates were 9.3% for the six months ended June 30, 2013 compared to 10.4% for the six months ended June 30, 2012. Certain portions of our production occur in North Dakota and Montana jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate of 11.5%.

General and Administrative Expense

General and administrative expenses were $11,368,552 for the six months ended June 30, 2013 compared to $2,157,349 for the six months ended June 30, 2012. The increase is due to our change in corporate strategy to add operating capabilities to develop our own operated wells in the Williston Basin. We added substantial operating personnel while we increased our operating drilling activities. This strategic change allows us the opportunity to significantly grow production by using industry best practices and to control well design and capital expenditures to maximize our return on capital. Specifically, expenses for the six months ended June 30, 2013 increased on a period-over-period basis compared to the six months ended June 30, 2012 due to an increase of $7,055,390 for employee compensation and related expense and an increase of $1,278,613 related to professional and legal expense. Share-based and restricted stock compensation expenses are included in the employee compensation and related expenses, totaling $2,365,797 for the six months ended June 30, 2013 compared to $727,877 for the six months ended June 30, 2012. As we implement our operating strategy, expenses have increased to attract and retain experienced personnel that can deliver production growth and create a scalable field infrastructure.

Depletion Expense

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. Depletion expense was $6,741,781 for the six months ended June 30, 2013 compared to $5,158,427 for the six months ended June 30, 2012. On a per-unit basis, depletion expense was $30.29 per Boe for the six months ended June 30, 2013 compared to $36.27 per Boe for the six months ended June 30, 2012. Our depletion expense is based on the capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs which are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves determined by independent petroleum engineers. This increase in depletion expense was due primarily to the addition of 2.84 net productive operated wells and 3.12 non-operated wells in the Williston Basin from July 1, 2012 to June 30, 2013.

Impairment of Oil and Natural Gas Properties

We follow the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Capitalized costs (net of related deferred income taxes) are limited to a ceiling based on the present value of future net revenues using the 12-month unweighted average of first-day-of-the-month price (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is not greater than or equal to the total capitalized costs, then we are required to write down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write downs are included in the condensed statements of operations as an impairment charge. We recognized no impairment expense for the six months ended June 30, 2013 and an impairment expense in the amount of $10,191,234 in the six months ended June 30, 2012. Included in the full cost pool at June 30, 2012 were costs incurred in 2010 and 2011 associated with our interest in the Niobrara development program in the DJ Basin. We incurred approximately $23.6 million in development costs to acquire acreage and develop the program, with insufficient oil and natural gas reserves established as a result of the development program in the third-party reserve engineer’s reserve report to offset the costs of the development program. While the costs were incurred in 2010 and 2011, we did not fail the ceiling test until June 30, 2012. The failure was primarily due to a decrease in the 12-month average commodity price and an increase in the local differential to NYMEX on Williston Basin properties on the June 30, 2012 reserve report compared to March 31, 2012 and December 31, 2011 reserve reports.

Other Expense, net

Other expense, net was $4,332,778 for the six months ended June 30, 2013 compared to $696,866 for the six months ended June 30, 2012. We recognized an unrealized loss of $4,081,000 on the warrant liability during the six months ended June 30, 2013. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Interest expense was $254,676 for the six months ended June 30, 2013, compared to $685,235 for the six months ended June 30, 2012. The decrease in interest expense is due to the pay-off of the Revolving Credit Facility balance during the six months ended June 30, 2013.

Net Loss Attributable to Common Stockholders

We had net loss attributable to common stockholders of $14,490,065 for the six months ended June 30, 2013 (representing $(0.50) per share-basic and diluted) compared to a net loss of $7,217,278 for the six months ended June 30, 2012 (representing $(0.87) per share-basic and diluted). The decrease in net loss available to common shareholders in our period-over-period results is primarily due to an increase in the warrant revaluation expense of $4,081,000, preferred stock dividends and deemed dividends of $6,282,108 and increased general and administrative expenses including employment and employment-related expenses, offset by increased oil and natural gas sales during the six months ended June 30, 2013. Deemed dividends include the $1,875,000 premium paid on the preferred stock redemption and $2,589,300 non-cash accretion of the preferred stock issuance discount during the six months ended June 30, 2013.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net income (loss) as defined under GAAP, we also present net earnings before interest, income taxes, dividends, depreciation, depletion, and amortization, impairment of oil and natural gas properties, accretion of discount on asset retirement obligations, unrealized gain (loss) from mark-to-market on commodity derivatives, mark-to-market on our warrant liability and non-cash expenses relating to stock-based compensation recognized under ASC Topic 718 (“Adjusted EBITDA”), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings after adjustment for those items described in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements, such as net income (loss) (its most directly comparable GAAP measure), and our calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items described below, we believe the measure is useful in evaluating its fundamental core operating performance. We also believe that Adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Our management uses Adjusted EBITDA to manage our business, including in preparing our annual operating budget and financial projections. Our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net income (loss) and revenues to measure operating performance. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,723,134)	$(6,960,908)	$(8,207,957)	$(7,217,278)
Less: Preferred stock dividends	(5,665,670)	—	(6,282,108)	—
Net loss attributable to common stockholders	(7,388,804)	(6,960,908)	(14,490,065)	(7,217,278)
Add: Impairment of oil and natural gas properties	—	10,191,234	—	10,191,234
Interest expense	75,186	169,445	254,676	685,235
Accretion of discount on asset retirement obligations	7,850	3,423	14,062	5,990
Depletion, depreciation and amortization	3,615,842	3,171,512	6,795,815	5,180,641
Stock-based compensation	1,057,811	400,152	2,365,797	727,877
Warrant Revaluation Expense	642,000	—	4,081,000	—
Preferred stock dividends	1,201,370	—	1,817,808	—
Preferred stock redemption premium	1,875,000	—	1,875,000	—
Accretion of preferred stock issuance discount	2,589,300	—	2,589,300	—
Less: Unrealized gain on commodity derivatives	(848,910)	(2,162,975)	(230,514)	(1,278,083)
Adjusted EBITDA	$2,826,645	$4,811,883	$5,072,879	$8,295,616

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,723,134)	$(6,960,908)	$(8,207,957)	$(7,217,278)
Less: Preferred stock dividends and Deemed Dividends	(5,665,670)	—	(6,282,108)	—
Net loss attributable to common stockholders	(7,388,804)	(6,960,908)	(14,490,065)	(7,217,278)
Impairment of oil and natural gas properties	—	10,191,234	—	10,191,234
Unrealized gain on commodity derivatives	(848,910)	(2,162,975)	(230,514)	(1,278,083)
Warrant Revaluation Expense	642,000	—	4,081,000	—
Adjusted income (loss)	$(7,595,714)	$1,067,351	$(10,639,579)	$1,695,873

Adjusted income (loss) per share – basic and diluted	$(0.23)	$0.13	$(0.36)	$0.20

Weighted average shares outstanding – basic	32,602,115	8,284,940	29,166,411	8,275,364
Weighted average shares outstanding – diluted	32,602,115	8,402,007	29,166,411	8,408,018

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common and preferred stock and by long-term and short-term borrowings. In the future, we anticipate we will be able to provide the necessary liquidity from our cash on hand, the revenues generated from the sales of our oil and natural gas reserves in our existing properties, proceeds from the sale of oil and natural gas assets and availability under our revolving credit facility; however, if we do not generate sufficient cash flow from operations or do not have availability under our revolving credit facility, we may attempt to continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2013.

Current assets	$92,694,660
Current liabilities	41,829,468
Working capital	$50,865,192

Public Offering and Private Placement

On May 22, 2013, we completed a public offering of 12,000,000 shares of common stock at a price of $6.10 per share for total gross proceeds of approximately $69.3 million. The underwriters elected to exercise the over-allotment option to sell an additional 1,800,000 shares of common stock at $6.10 per share. The net proceeds from the over-allotment exercise were $10.5 million.

On June 4, 2013, we completed a private placement of 2,758,600 shares of common stock at a price of $5.93 per share for total net proceeds of $16.2 million. The issuance of the Common Stock was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, which exempts transactions by an issuer not involving any public offering.

We intend to use the net proceeds from these offerings, along with cash on hand, cash flow from operations, proceeds from the sale of assets and additional borrowings under the revolving credit facility, to fund our capital budget in 2013. Any remaining net proceeds will be used for general corporate purposes, including working capital.

Series A Preferred Stock Transaction

During the first quarter of 2013, we completed a private offering with White Deer Energy pursuant to a securities purchase agreement (“Securities Purchase Agreement”), pursuant to which, in exchange for a cash investment of $50 million, we issued the following to White Deer Energy:

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

The Series A Preferred Stock accumulates dividends at 10% per annum, which requires us to make quarterly payments in either (i) cash or (ii) until April 1, 2015 and subject to obtaining prior shareholder approval to issue such shares and warrants, by issuance of (A) additional shares of Series A Preferred Stock valued at the same value as the initial per share purchase price of the Series A Preferred Stock and (B) an additional warrant to purchase shares of common stock. On July 10, 2013, our shareholders authorized us to issue at our option additional warrants and shares of common stock issuable upon exercise of such additional warrants as dividends on the Series A Preferred Stock until April 2, 2015.

Upon a change of control or event of default, the holders of the Series A Preferred Stock have the right to require us to purchase the Series A Preferred Stock at the liquidation preference. The liquidation preference specifies the Series A Preferred Stock will be entitled to receive out of our available assets, after satisfaction of liabilities to creditors, if any, and before any distribution of assets is made on our common stock or any other shares of our junior stock, a liquidating distribution in the amount, with respect to each share of Series A Preferred Stock, equal to the sum of (a)(1) on or prior February 19, 2015, $112.50, (2) from February 20, 2015 through February 19, 2016, $110.00, (3) from February 20, 2016 through February 19, 2017, $105.00 and (4) thereafter, $100.00 and (b) the accrued and unpaid dividends thereon. The holders also have the right, but not the obligation, to elect to receive from us, in exchange for all, but not less than all, shares of Series A and Series B Preferred Stock and the warrants issued pursuant to the Purchase Agreement and shares of Common Stock issued upon exercise thereof that are then held by the holders, an additional cash payment necessary to achieve a minimum internal rate of return of 25% as calculated as defined. The calculation will take into account all cash inflows from and cash outflows to the holders.

On June 20, 2013 we redeemed 150,000 shares of the Series A Preferred Stock for $17,203,767 including $1,875,000 of redemption premium and $328,767 in accrued dividends on the redeemed shares. The redemption premium is treated as a dividend and recorded as a return of equity to the investor through a charge to additional paid-in capital.

For the three and six-month periods ended June 30, 2013, we paid dividends on the Series A Preferred Stock of $1,201,370, and $1,817,808, respectively. No dividends were paid prior to 2013.

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

The annual interest cost, which is dependent upon the percentage of the borrowing base utilized, is, at our option, based on either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest exceed the maximum interest rate allowed by any current or future law. Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at the our option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. We will also pay a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of June 30, 2013, the annual interest rate on the Wells Fargo Facility was 0.375% which is the minimum commitment fee as no funds were drawn against the credit facility.

A portion of the Wells Fargo Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. We will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of June 30, 2013, we have not obtained any letters of credit under the Wells Fargo Facility.

Each of our subsidiaries is a guarantor under the Wells Fargo Facility. The Wells Fargo Facility is secured by first priority, perfected liens and security interests on substantially all of our assets and our guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Agreement contains customary covenants that include, among other things: limitations on our ability to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Agreement also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of debt to EBITDA for the preceding four fiscal quarters of no more than 3.50 to 1.00, and (c) a fixed charge coverage ratio for any four fiscal quarters of at least 3.00 to 1.00. We are in compliance with all covenants as of June 30, 2013.

The principal balance amount on the Credit Agreement was $0 and approximately $23.5 million at June 30, 2013 and December 31, 2012, respectively. We had approximately $27.5 million and $4.0 million available under the Wells Fargo Facility as of June 30, 2013 and December 31, 2012, respectively.

Satisfaction of Our Cash Obligations for the Next Twelve Months

We project we will have sufficient capital to accomplish our development plan and forecasted general and administrative expenses for the next twelve months. Our projections are based on cash on hand, increasing cash flow from operations, proceeds from asset sales and increased borrowing capacity based on reserve growth. However, we may scale back our development plan should our projections of cash flow and borrowing capacity fall short of expectations or commodity prices fall substantially. We may also choose to access the equity capital markets to fund acreage acquisitions and/or accelerated drilling at the discretion of management, depending on prevailing market conditions. We will evaluate any potential opportunities for acquisitions as they arise. Given our asset base and anticipated increasing cash flows, we believe we are in a position to take advantage of any appropriately priced acquisition opportunities that may arise. However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

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

Cash and Cash Equivalents

Our total cash resources as of June 30, 2013 were $72,691,018, compared to $10,192,379 as of December 31, 2012. The increase in our cash balance was primarily attributable to the public offering completed on May 22, 2013, the private placement completed on June 4, 2013 and the preferred stock issuance to White Deer Energy completed during the first quarter of 2013, offset by development of oil and natural gas properties, principal payments made under the Wells Fargo Facility and redemption of preferred stock.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $2,216,299 for the six months ended June 30, 2013 compared to $3,336,917 for the six months ended June 30, 2012. The change in the net cash provided by operating activities is primarily attributable to higher production revenue during the six months ended June 30, 2013, offset by unrealized losses on the warrant liability and higher general and administrative expenses including employment and employment-related expenses.

Net Cash Used For Investment Activities

Net cash used in investment activities was $40,682,547 for the six months ended June 30, 2013 compared to $15,781,304 for the six months ended June 30, 2012. The change in net cash used in investment activities is primarily attributable to increased purchase and development of oil and natural gas properties in the Williston Basin, offset by sale proceeds of approximately $15.2 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $100,964,887 for the six months ended June 30, 2013 compared to $2,630,914 for the six months ended June 30, 2012. The change in net cash provided by financing activities for the six months ended June 30, 2013 is primarily attributable to proceeds from the public offering completed on May 22, 2013, proceeds from the preferred stock issuance completed on February 19, 2013, offset by repayment of borrowings under the Wells Fargo Facility and payment of preferred stock dividends and deemed dividends. Deemed dividends include the $1,875,000 premium paid on the preferred stock redemption and $2,589,300 non-cash accretion of the preferred stock issuance discount for the six months ended June 30, 2013. The change in net cash provided by financing activities for the six months ended June 30, 2012 is primarily attributable to proceeds from our credit facility completed in February 2012, offset by repayment of senior secured promissory notes.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

2013 Drilling Projects

For the 12-month period ending December 31, 2013, we plan to spend approximately $127.6 million on well development in the Williston Basin. Specifically, we plan to spend approximately $120.2 million to drill 12.0 net operated wells at an average estimated cost of $10.0 million per gross well and approximately $7.4 million to participate in 0.8 net non-operated wells at an average estimated cost of $9.2 million per well. We expect to fund our current 2013 capital expenditure budget using cash-on-hand, cash flow from operations, proceeds from assets sales, and borrowings under our revolving credit facility.

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

Critical Accounting Policies

Revenue Recognition and Natural Gas Balancing

We recognize oil and natural gas revenues from our interests in producing wells when production is delivered and title has transferred to the purchaser, to the extent the selling price is reasonably determinable. We use the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of June 30, 2013 and December 31, 2012, our cumulative portion of natural gas production taken and sold from wells in which we has an interest equaled the our entitled interest in natural gas production from those wells.

Full Cost Method

We follow the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisitions, and exploration activities. For the three month periods ended June 30, 2013 and 2012, we capitalized $903,162 and $234,484, respectively, of internal salaries, which included $210,712 and $194,497, respectively, of stock-based compensation. For the six month periods ended June 30, 2013 and 2012, we capitalized $1,218,954 and $473,099, respectively, of internal salaries, which included $310,264 and $395,768, respectively, of stock-based compensation. Internal salaries are capitalized based on employee time allocated to the acquisitions of leaseholds and development of our oil and natural gas properties.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. We closed property sales during the six months ended June 30, 2013 in the Sand Wash Basin and the Williston Basin (see Note 4 – Oil and Natural Gas Properties in the notes to the condensed consolidated financial statements). No gain or loss was recognized as the sales did not significantly alter the relationship between capitalized costs and proved reserves attributable to the Sand Wash Basin or Williston Basin. We engage in acreage trades in the Williston Basin, but these trades are for similar acreage both in terms of geographic location and potential resource value.

We assess all items classified as unevaluated property for possible impairment or reduction in value on a quarterly basis. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization. For the six month period ended June 30, 2013 and the year ended December 31, 2012, we reclassified $1,096,809 and $3,625,209, respectively, relating to expiring leases to costs subject to the depletion calculation.

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues was computed by applying prices based on a 12-month arithmetic average of the oil and natural gas prices in effect on the first day of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. We perform this ceiling calculation each quarter. Any required write-downs are included in the consolidated statement of operations as an impairment charge. No ceiling test impairment was required during the three and six-month periods ended June 30, 2013. We recognized an impairment expense in the three and six-month periods ended June 30, 2012 in the amount of $10,191,234.

Joint Ventures

The condensed consolidated financial statements as of June 30, 2013 and 2012 include our accounts and our proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC 718-10-55. We recognize stock-based compensation expense in the financial statements over the vesting period of equity-classified employee stock-based compensation awards based on the grant date fair value of the awards, net of estimated forfeitures. For options and warrants we use the Black-Scholes option valuation model to calculate the fair value of stock-based compensation awards at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. We have used a variety of comparable and peer companies to determine the expected volatility input based on the expected term of the options and warrants granted. We believe the use or peer company data fairly represents the expected volatility it would experience if it were in the oil and natural gas industry over the expected term of the options. Changes in these assumptions can materially affect the fair value estimate.

On May 27, 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”), under which 714,286 shares of common stock were reserved. On October 22, 2012, our shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to 3,500,000 shares. On July 10, 2013, our shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to 9,800,000 shares. The purpose of the 2011 Plan is to promote our success and the success of our affiliates by facilitating the employment and retention of competent personnel and by furnishing incentives to those officers, directors and employees upon whose efforts our success will depend to a large degree. It is our intention to carry out the 2011 Plan through the granting of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and stock appreciation rights. As of June 30, 2013, 719,811 stock options and 2,758,733 shares of common stock and restricted stock units had been issued to officers, directors and employees under the 2011 Plan, including 1,827,727 unvested restricted stock units. As of June 30, 2013, there are 21,456 shares available for issuance under the 2011 Plan prior to the approval of the amendment to the 2011 Plan on July 10, 2013 to increase the number shares authorized under the 2011 Plan to 9,800,000 shares.

Derivative and Other Financial Instruments

Commodity Derivative Instruments

We have entered into commodity derivative instruments utilizing an oil derivative swap contract to reduce the effect of price changes on a portion of future oil production. Our commodity derivative instruments are measured at fair value and are included in the consolidated balance sheet as derivative assets and liabilities. Unrealized gains and losses are recorded based on the changes in the fair values of the derivative instruments. Both the unrealized and realized gains and losses resulting from the contract settlement of derivatives are recorded in the loss on commodity derivatives line on the consolidated statements of operations. Our valuation estimate takes into consideration the counterparties’ credit worthiness, our credit-worthiness, and the time value of money. The consideration of the factors results in an estimated exit price for each derivative asset or liability under a market place participant’s view. We believe that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments (see Note 13– Derivative Instruments and Price Risk Management in the notes to the condensed consolidated financial statements).

Warrant Liability

From time to time we may have financial instruments such as warrants that may be classified as liabilities when either (a) the holders possess rights to net cash settlement, (b) physical or net equity settlement is not in the our control, or (c) the instruments contain other provisions that causes us to conclude that they are not indexed to our equity. Such instruments are initially recorded at fair value and subsequently adjusted to fair value at the end of each reporting period through earnings.

As a part of the Securities Purchase Agreement with White Deer Energy (see Note 6 – Preferred and Common Stock in the notes to the condensed consolidated financial statements), we issued warrants that contain a put and other liability type provisions. Accordingly, these warrants are accounted for as a liability. This warrant liability is accounted for at fair value with changes in fair value reported in earnings.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements.  Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook, including statements related to our beliefs and intentions with respect to our growth strategy, including the amount we may invest, the location, and the scale of the drilling projects in which we intend to participate; our beliefs with respect to the potential value of drilling projects; our beliefs with regard to the impact of environmental and other regulations on our business; our beliefs with respect to the strengths of our business model; our assumptions, beliefs, and expectations with respect to future market conditions; our plans for future capital expenditures; and our capital needs, the adequacy of our capital resources, and potential sources of capital. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control and, consequently, our actual results may differ materially from those projected by any forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report, in our Quarterly Report on Form 10-Q for the year ended March 31, 2013 and in our Annual Report on Form 10-K for the year ended December 31, 2012 and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenues during the three and six- month periods ended June 30, 2013 and 2012 generally have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil and natural gas that also increase and decrease along with oil and natural gas prices.

We entered into our Wells Fargo Facility on November 20, 2012, which allows us to enter into commodity derivative instruments, the notional volumes for which when aggregated with other commodity swap agreements and additional fixed-price physical off-take contracts then in effect, as of the date such instrument is executed, is not greater than 80% of the reasonably anticipated projected production from our proved developed producing reserves. We use of these commodity derivative instruments as a means of managing our exposure to price changes. While we structure these derivatives to reduce our exposure to changes in price associated with the derivative commodity, they also may limit the benefit we might otherwise have received from market price increases. Based on the June 30, 2013 published commodity futures price curves for crude oil, a hypothetical price increase of $1.00 per Bbl for crude oil would decrease the fair value of our net commodity derivative asset by approximately $482,000.

The following table reflects open commodity swap contracts as of June 30, 2013, the associated volumes and the corresponding weighted average NYMEX reference price:

Settlement Period	Oil (Barrels)	Fixed Price
Oil Swaps
July 1, 2013 – December 31, 2013	64,824	$91.00
July 1, 2013 – December 31, 2013	27,000	90.05
July 1, 2013 – December 31, 2013	76,000	94.30
2013 Total/Average	167,824	$92.34

January 1, 2014 – December 31, 2014	103,267	$91.00
January 1, 2014 – December 31, 2014	31,000	90.05
January 1, 2014 – December 31, 2014	79,000	94.30
2014 Total/Average	213,267	$92.08

January 1, 2015 – February 28, 2015	13,876	$91.00
January 1, 2015 – February 28, 2015	5,000	90.05
January 1, 2015 – February 28, 2015	10,000	94.30
2015 Total/Average	28,876	$91.98

Interest Rate Risk

As of June, 2013, we had no outstanding borrowings under our Wells Fargo Facility. Our Wells Fargo Facility subjects us to interest rate risk on borrowings. This revolving credit facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to six months. To the extent the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows. Conversely, for the portion of our borrowings that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 18, 2013, as amended by Form 10-K/A filed with the SEC April 30, 2013, and Item 1A. – “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, as filed with the SEC on May 9, 2013, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the three months ended March 31, 2013, except as stated below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

One of our existing shareholders beneficially owns common stock and warrants to purchase a significant percentage of our common stock, which could limit your ability to influence the outcome of stockholder votes.

Affiliates of White Deer Energy beneficially own approximately 16.6% of our common stock on a fully diluted basis as of June 30, 2013, including a warrant to purchase approximately 5.1 million shares of our common stock. Additional shares of our Series A Perpetual Preferred Stock and warrants exercisable for shares of our common stock may be issued to White Deer Energy as paid-in-kind dividends on our Series A Perpetual Preferred Stock prior to April 1, 2015. In addition, one of the current members of our board of directors was appointed by White Deer Energy. As a result, White Deer Energy has, and can be expected to have, a significant voice in our affairs, in the outcome of stockholder voting concerning the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers and other significant corporate transactions.

Recent federal legislation could have an adverse impact on our ability to use derivative instruments to reduce the effects of commodity prices, interest rates and other risks associated with our business.

Historically, we have entered into a number of commodity derivative contracts in order to hedge a portion of our oil and natural gas production. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act which requires the SEC, the Commodity Futures Trading Commission (or CFTC) to promulgate rules and regulations implementing the new legislation. The CFTC issued regulations setting position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions are exempt from these limits. The position limits regulation was vacated by the United States District Court for the District of Columbia in September 2012.  The CFTC has appealed the District Court’s decision and its Chairman has stated that the agency is working on developing a new proposed rulemaking to address position limits. The CFTC has finalized other regulations, including critical rulemakings on the “swap” and “swap dealer” definitions, swap dealer registration, swap data reporting and mandatory clearing, among others. The Dodd-Frank Act and CFTC rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time.  The legislation may also require the counterparties to our derivative contracts to spinoff some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

The new legislation and any new regulations could significantly increase the cost of some derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of some derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the new legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. If the new legislation and regulations result in lower commodity prices, our revenues could be adversely affected. Any of these consequences could adversely affect our business, financial condition and results of operations.

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

10.1	Third Amendment to Employment Agreement with McAndrew Rudisill effective as of May 8, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 8, 2013)

10.2	Third Amendment to Employment Agreement with Mike Krzus effective as of May 8, 2013 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 8, 2013)

10.3	Securities Purchase Agreement dated May 13, 2013, among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 15, 2013)

10.4	Underwriting Agreement dated May 16, 2013, among Emerald Oil, Inc. and Canaccord Genuity Inc. and Johnson Rice & Company L.L.C., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 17, 2013)

10.5	Amendment No. 1 to the Registration Rights Agreement dated June 4, 2013, among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 4, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*           Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2013	EMERALD OIL, INC.

/s/ McAndrew Rudisill
McAndrew Rudisill
Chief Executive Officer (principal executive officer)

/s/ Paul Wiesner
Paul Wiesner
Chief Financial Officer (principal financial officer)

