Form 10-Q
period 2013-09-30
Emerald Oil, Inc.
filed 2013-11-05
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, there were 65,297,104 shares of Common Stock, $0.001 par value per share, outstanding.

EMERALD OIL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMERALD OIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$69,527,908	$10,192,379
Restricted Cash	15,000,000	—
Accounts Receivable – Oil and Natural Gas Sales	4,537,655	12,573,156
Accounts Receivable – Joint Interest Partners	22,481,032	—
Other Receivables	72,548	1,133,849
Prepaid Expenses and Other Current Assets	435,891	103,173
Total Current Assets	112,055,034	24,002,557
PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method
Proved Oil and Natural Gas Properties	149,069,872	167,618,422
Unproved Oil and Natural Gas Properties	49,838,769	61,454,831
Equipment and Facilities	682,230	—
Other Property and Equipment	728,310	385,023
Total Property and Equipment	200,319,181	229,458,276
Less – Accumulated Depreciation, Depletion and Amortization	(42,055,419)	(80,230,517)
Total Property and Equipment, Net	158,263,762	149,227,759
Restricted Cash	6,000,000	—
Prepaid Drilling Costs	1,628	100,193
Fair Value of Commodity Derivatives	25,017	25,397
Debt Issuance Costs, Net of Amortization	431,563	269,681
Deposits on Acquisitions	2,500,000	—
Other Non-Current Assets	566,047	260,775
Total Assets	$279,843,051	$173,886,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$40,473,700	$39,169,037
Fair Value of Commodity Derivatives	1,431,091	206,645
Accrued Expenses	6,015,432	420,521
Advances from Joint Interest Partners	1,452,969	—
Series A Perpetual Preferred Stock Redemption Liability	16,875,000	—
Total Current Liabilities	66,248,192	39,796,203
LONG-TERM LIABILITIES
Revolving Credit Facility	—	23,500,000
Asset Retirement Obligations	434,109	296,074
Warrant Liability	13,213,000	—
Total Liabilities	79,895,301	63,592,277

COMMITMENTS AND CONTINGENCIES

Preferred Stock – Par Value $.001; 20,000,000 Shares Authorized;
Series B Voting Preferred Stock – 5,114,633 and 0 issued and outstanding at September 30, 2013 and December 31, 2012, respectively. Liquidation preference value of $5,115 and $0, as of September 30, 2013 and December 31, 2012, respectively.	5,000	—

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001; 500,000,000 Shares Authorized, 42,954,252 and 24,734,643 Shares Issued and Outstanding at September 30, 2013 and December 31, 2012, respectively	42,954	24,735
Additional Paid-In Capital	270,019,428	180,439,530
Accumulated Deficit	(70,119,632)	(70,170,180)
Total Stockholders’ Equity	199,942,750	110,294,085
Total Liabilities and Stockholders’ Equity	$279,843,051	$173,886,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Oil and Natural Gas Sales	$17,316,558	$7,111,569	$36,108,357	$18,973,331
Realized and Unrealized Loss on Commodity Derivatives	(2,720,160)	(1,635,435)	(2,822,427)	(296,327)
	14,596,398	5,476,134	33,285,930	18,677,004
OPERATING EXPENSES
Production Expenses	2,087,635	687,646	4,723,520	1,639,105
Production Taxes	1,879,160	809,062	3,629,557	2,043,671
General and Administrative Expenses	6,194,202	3,503,273	17,562,754	5,660,622
Depletion of Oil and Natural Gas Properties	4,497,002	2,818,650	11,238,783	7,977,077
Impairment of Oil and Natural Gas Properties	—	—	—	10,191,234
Depreciation and Amortization	40,631	12,345	94,665	34,559
Accretion of Discount on Asset Retirement Obligations	7,502	4,037	21,564	10,027
Gain on Sale of Oil and Natural Gas Properties	(8,892,344)	—	(8,892,344)	—
Total Operating Expenses	5,813,788	7,835,013	28,378,499	27,556,295

INCOME (LOSS) FROM OPERATIONS	8,782,610	(2,358,879)	4,907,431	(8,879,291)

OTHER INCOME (EXPENSE)
Interest Expense	(21,437)	(1,388,912)	(276,113)	(2,074,147)
Warrant Revaluation Expense	(506,000)	—	(4,587,000)	—
Gain on Acquisition of Business, Net	—	5,769,679	—	5,758,048
Other Income (Expense), Net	3,332	(27,046)	6,230	(27,046)
Total Other Income (Expense), Net	(524,105)	4,353,721	(4,856,883)	3,656,855

INCOME (LOSS) BEFORE INCOME TAXES	8,258,505	1,994,842	50,548	(5,222,436)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	8,258,505	1,994,842	50,548	(5,222,436)
Less: Preferred Stock Dividends and Deemed Dividends	(13,997,089)	—	(20,279,197)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,738,584)	$1,994,842	$(20,228,649)	$(5,222,436)

Net Income (Loss) Per Common Share – Basic and Diluted	$(0.13)	$0.20	$(0.60)	$(0.59)

Weighted Average Shares Outstanding — Basic	42,725,711	9,969,005	33,738,417	8,844,032

Weighted Average Shares Outstanding — Diluted	42,725,711	10,027,934	33,738,417	8,844,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock
	Shares	Amount	Series A - Shares	Series A - Amount	Series B - Shares	Series B – Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2012	24,734,643	$24,735	—	$—	—	$—	$180,439,530	$(70,170,180)	$110,294,085
Common shares issued for oil and natural gas properties	1,165,015	1,165	—	—	—	—	6,735,770	—	6,736,935
Stock-based compensation	468,994	469	—	—	—	—	7,162,148	—	7,162,617
Equity offering	16,585,600	16,585	—	—	—	—	95,961,178	—	95,977,763
Issuance of Preferred Stock	—	—	500,000	38,552,993	5,114,633	5,000	—	—	—
Redemption of Preferred Stock	—	—	(350,000)	(21,620,459)	—	—	(17,697,007)	—	(17,697,007)
Preferred Stock Dividends Paid and Accrued	—	—	—	—	—	—	(2,582,191)	—	(2,582,191)
Net income	—	—	—	—	—	—	—	50,548	50,548
Balance as of September 30, 2013	42,954,252	$42,954	150,000	$16,932,534	5,114,633	$5,000	$270,019,428	$(70,119,632)	$199,942,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$50,548	$(5,222,436)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depletion of Oil and Natural Gas Properties	11,238,783	7,977,077
Impairment of Oil and Natural Gas Properties	—	10,191,234
Depreciation and Amortization	94,665	34,559
Amortization of Debt Issuance Costs	75,618	1,494,013
Accretion of Discount on Asset Retirement Obligations	21,564	10,027
Unrealized Loss on Commodity Derivatives	1,224,891	236,646
Gain on Sale of Oil and Natural Gas Properties, Net	(8,892,344)	—
Gain on Acquisition of Business	—	(7,213,835)
Warrant Revaluation Expense	4,587,000	—
Share-Based Compensation Expense	6,538,319	2,770,849
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable – Oil and Natural Gas Revenues	7,650,021	(2,967,858)
Increase in Accounts Receivable – Joint Interest Partners	(22,095,552)	—
Decrease in Other Receivables	1,061,301	—
Increase in Prepaid Expenses and Other Current Assets	(332,718)	(89,474)
Increase in Other Non-Current Assets	(305,272)	—
Increase in Accounts Payable	1,631,558	998,360
Increase (Decrease) in Accrued Expenses	5,537,377	(196,211)
Increases in Advances from Joint Interest Partners	1,452,969	—
Net Cash Provided By Operating Activities	9,538,728	8,022,951
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Property and Equipment	(343,287)	(65,177)
Restricted Cash Received	(21,000,000)
Increase in Deposits for Acquisitions	(2,500,000)	—
Use of (Payments for) Prepaid Drilling Costs	98,565	(282,823)
Proceeds from Sale of Oil and Natural Gas Properties, Net of Transaction Costs	134,627,306	—
Investment in Oil and Natural Gas Properties	(138,610,383)	(36,292,015)
Net Cash Used For Investing Activities	(27,727,799)	(36,640,015)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Common Stock, Net of Transaction Costs	95,977,763	69,852,809
Proceeds from Issuance of Preferred Stock and Warrants, Net of Transaction Costs	47,183,994	—
Payments on Preferred Stock	(35,000,000)	—
Advances on Revolving Credit Facility and Term Loan	—	33,030,730
Payments on Revolving Credit Facility	(23,500,000)	(18,030,730)
Payments on Senior Secured Promissory Notes	—	(15,000,000)
Payment of Assumed Debt	—	(20,303,903)
Cash Paid for Finance Costs	(237,500)	(1,576,508)
Preferred Stock Dividends and Deemed Dividends	(6,899,657)	—
Net Cash Provided by Financing Activities	77,524,600	47,972,398
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,335,529	19,355,334
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,192,379	13,927,267
CASH AND CASH EQUIVALENTS – END OF PERIOD	$69,527,908	$33,282,601

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$255,776	$1,107,293
Cash Paid During the Period for Income Taxes	$—	$—
Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Property Included in Accounts Payable	$38,646,242	$35,936,773
Stock-Based Compensation Capitalized to Oil and Natural Gas Properties	$624,325	$493,085
Accretion on Preferred Stock Issuance Discount	$8,626,000	$—
Accretion of Preferred Stock Issuance Costs	$2,816,006	$—
Accrued Preferred Stock Dividend and Deemed Dividend	$1,932,534	$—
Capitalized Asset Retirement Obligations, Net	$116,471	$112,169
Common Stock Issued for Oil and Natural Gas Properties	$6,736,935	$—
Non-Cash Business Acquisitions
Oil and Natural Gas Properties	$—	$40,787,238
Other Property and Equipment	$—	$36,000
Other Assets	$—	$75,000
Fair Market Value of Common Stock Issued	$—	$13,380,500
Debt Assumed	$—	$20,303,903

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

The Company designs, drills and operates oil and natural gas wells on acreage where it holds a controlling working interest. The Company also participates in the drilling of oil and natural gas wells operated by other companies.

The Company added executive management that is experienced in exploration and production of oil and natural gas resources with the acquisition of Emerald Oil North America, Inc., formerly known as Emerald Oil, Inc. (“Emerald Oil North America”), on July 26, 2012 (see Note 3 – Acquisition of Business). The Company continues to add to these internal capabilities and leveraged best practices through partnering with industry experts. Currently, the Company has 23 employees and retains independent contractors to assist in operating and managing oil and natural gas development.

NOTE 2  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when incurred. The condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods. The interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in these consolidated financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012.

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

Restricted Cash

Restricted cash included in current and long-term assets on the condensed consolidated balance sheets totaled $21 million and $0 at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, $11 million of restricted cash relates to cash held in escrow to meet certain post-closing requirements related to the sale of oil and natural gas properties during the period (see Note 4 – Oil and Natural Gas Properties). The remaining $10 million relate to a drilling commitment agreement entered into pursuant to oil and natural gas leases acquired during the period.

Full Cost Method

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisitions, and exploration activities. For the three-month periods ended September 30, 2013 and 2012, the Company capitalized $905,631 and $151,719, respectively, of internal salaries, which included $314,061 and $97,317, respectively, of stock-based compensation. For the nine-month periods ended September 30, 2013 and 2012, the Company capitalized $2,124,585 and $624,818, respectively, of internal salaries, which included $624,325 and $493,085, respectively, of stock-based compensation. Internal salaries are capitalized based on employee time allocated to the acquisitions of leaseholds and development of oil and natural gas properties.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. The Company closed property sales during the nine months ended September 30, 2013 in the Williston Basin and Sand Wash Basin (see Note 4 – Oil and Natural Gas Properties). A gain was recognized on one transaction that resulted in the sale of a significant portion of proved reserves as of the transaction date and significantly altered the relationship between capitalized costs and proved reserves attributable to the Williston Basin. No gain or loss was recognized on any other sales during the period. The Company engages in acreage trades in the Williston Basin, but these trades are generally for acreage that is similar both in terms of geographic location and potential resource value.

The Company assesses all items classified as unevaluated property for possible impairment or reduction in value on a quarterly basis. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization. For the nine-month period ended September 30, 2013 and the year ended December 31, 2012, the Company reclassified unevaluated properties with associated costs of $1,630,740 and $3,625,209, respectively, relating to expiring leases to costs subject to the depletion calculation.

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying prices based on a 12-month arithmetic average of the oil and natural gas prices in effect on the first day of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. The Company performs this ceiling calculation each quarter. Any required write-downs are included in the consolidated statement of operations as an impairment charge. No ceiling test impairment was required during the three and nine-month periods ended September 30, 2013. The Company recognized an impairment expense in the three- and nine-month periods ended September 30, 2012 in the amount of $0 and $10,191,234, respectively.

Other Property and Equipment

Property and equipment that are not oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation expense was $40,631 and $12,345 for the three-month periods ended September 30, 2013 and 2012, respectively. Depreciation expense was $94,665 and $34,559 for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

Revenue Recognition and Natural Gas Balancing

The Company recognizes oil and natural gas revenues from its interests in producing wells when production is delivered and title has transferred to the purchaser, to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of September 30, 2013 and December 31, 2012, the Company’s cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled the Company’s entitled interest in natural gas production from those wells.

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

On May 27, 2011, the shareholders of the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”), under which 714,286 shares of common stock were reserved. On October 22, 2012, the shareholders of the Company approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to 3,500,000 shares. On July 10, 2013, the shareholders of the Company approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to 9,800,000 shares. The purpose of the 2011 Plan is to promote the success of the Company and its affiliates by facilitating the employment and retention of competent personnel and by furnishing incentives to those officers, directors and employees upon whose efforts the success of the Company and its affiliates will depend to a large degree. It is the intention of the Company to carry out the 2011 Plan through the granting of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and stock appreciation rights. As of September 30, 2013, 1,006,573 stock options and 3,702,254 shares of common stock and restricted stock units had been issued to officers, directors and employees under the 2011 Plan, including 2,391,051 restricted stock units that were unvested at the time of the grant. As of September 30, 2013, there were 5,091,173 shares available for issuance under the 2011 Plan.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three- and nine-month periods ended September 30, 2013 and 2012, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

As of September 30, 2013: (i) 2,281,096 unvested restricted stock units were issued and outstanding and represent potentially dilutive shares; (ii) 521,416 stock options were issued and presently exercisable and represent potentially dilutive shares; (iii) 592,287 stock options were granted but are not presently exercisable and represent potentially dilutive shares; (iv) 5,114,633 warrants were issued and presently exercisable, which have an exercise price of $5.77 and represent potentially dilutive shares; (v) 223,293 warrants were issued and presently exercisable, which have an exercise price of $6.86 and represent potentially dilutive shares; and (vi) 892,858 warrants were issued and presently exercisable, which have an exercise price of $49.70 and represent potentially dilutive shares.

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

Joint Ventures

The condensed consolidated financial statements as of September 30, 2013 and 2012 include the accounts of the Company and its proportionate share of the assets, liabilities, and results of operations of the joint ventures it is involved in.

Use of Estimates

The preparation of consolidated financial statements under GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to proved oil and natural gas reserve volumes, future development costs, estimates relating to certain oil and natural gas revenues and expenses, fair value of derivative instruments, fair value of warrant liability, valuation of share-based compensation and the valuation of deferred income taxes. Actual results may differ from those estimates.

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

In connection with the closing of the Emerald Oil North America acquisition, five existing members of the Company’s board of directors resigned, and their vacancies were filled with directors selected by the remaining members of the Company’s board of directors. Also in connection with the closing of the Emerald Oil North America acquisition, the Company entered into employment agreements with six members of management. Following the Emerald Oil North America acquisition, each of the Company’s directors and executive officers entered into indemnification agreements with the Company.

Emerald Oil North America’s $20.3 million in debt obligations assumed by the Company was comprised of $17.7 million to Hartz Energy Capital, LLC (“Hartz”) and $2.5 million plus accrued interest to Parent. Both were paid in full on September 28, 2012.

Interest on the Hartz credit agreement was in the form of an overriding royalty interest in and to all of the oil, gas and other liquid hydrocarbons produced and saved from certain of the Company’s oil and natural gas properties, free of any and all expenses of development, production, transportation, marketing and any other related or similar expenses. The overriding royalty interest was comprised of a 2.15% overriding royalty interest on Emerald Oil North America’s properties in the Williston Basin of North Dakota with a guaranteed 215 net mineral acres underlying the overriding royalty for a period of five years and a 0.09% overriding royalty interest in and to all of the oil, gas and other liquid hydrocarbons produced and saved from the Company’s properties in the Sand Wash Basin of Colorado and Wyoming with a guaranteed 382.5 net mineral acres underlying the overriding royalty for five years. On August 2, 2013, the Company terminated all surviving provisions of the credit agreement including the five year guarantee of providing net mineral acres that underlie the overriding royalty interest by assigning Hartz the Company’s working interest in certain leases of Emerald Oil North America.

The Emerald Oil North America acquisition was accounted for using the acquisition method. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The allocation of the purchase price was based upon a valuation of certain assets acquired and liabilities assumed. The Company recorded a gain on the bargain purchase of Emerald Oil North America as a result of the decrease in the Company’s share price between the announcement date (July 10, 2012) and closing date (July 26, 2012) of the acquisition in accordance with GAAP. A summary of the acquisition is below:

(in thousands)
Proved Oil and Natural Gas Properties	$6,839
Unproved Oil and Natural Gas Properties	33,948
Other Assets	111
Debt Assumed	(20,303)
Net Assets Acquired	20,595
Equity Issued to Emerald Oil & Gas NL	(13,381)
Gain on Acquisition	7,214
Less: Acquisition Costs	(1,456)
Gain on Acquisition, net	$5,758

Pro Forma Operating Results

For the three and nine-month periods ended September 30, 2013, the Company recognized $68,930 and $282,876 in revenues, respectively, and $3,337 and $40,948 of expenses, respectively, relating to Emerald Oil North America, resulting in a net income during the three and nine-month periods ended September 30, 2013 of $65,593 and $241,927, respectively.

The following table reflects the unaudited pro forma results of operations as though the acquisition had occurred on January 1, 2011. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$5,476,134	$18,781,520
Net Loss Available to Common Shareholders	$(4,070,652)	$(13,503,967)

Net Loss Per Share – Basic and Diluted	$(0.39)	$(1.34)

Weighted Average Shares Outstanding – Basic and Diluted	10,420,683	10,099,762

NOTE 4  OIL AND NATURAL GAS PROPERTIES

The value of the Company’s oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed consolidated statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  The Company has historically funded acquisitions with internal cash flow and the issuance of equity securities.

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

On April 29, 2013, the Company entered into a purchase and sale agreement with a third party to acquire approximately 5,874 net acres of undeveloped leasehold in McKenzie County, North Dakota for approximately $6.5 million in cash, or approximately $1,100 per net acre. The purchase closed on May 8, 2013.

On August 2, 2013, the Company closed a transaction with a third party to acquire approximately 3,500 net acres of partially developed leasehold in McKenzie County, North Dakota for approximately $10.4 million or approximately $3,000 per net acre.

On August 30, 2013, the Company closed a transaction with a third party to acquire approximately 3,600 net undeveloped operated acres in McKenzie County, North Dakota for approximately $3.6 million, or approximately $1,000 per net acre.

On September 17, 2013, the Company leased approximately 30,672 net undeveloped leasehold acres in McKenzie, Billings and Stark Counties, North Dakota, for approximately $20.2 million, or approximately $660 per net acre. Pursuant to the lease acquired, the Company entered into an agreement with a third party in which the Company will drill at least five gross wells within the prospect area prior to September 17, 2015. The Company placed $10 million with an escrow agent, of which $2 million per well will be returned to the Company with each well drilled within the term of the escrow agreement. As of September 30, 2013, $4 million of the escrowed funds are classified as a current asset on the condensed combined balance sheet, with the remaining $6 million classified as a long-term asset.

On September 19, 2013, the Company entered into a purchase and sale agreement with a third party to acquire approximately 2,866 net acres of undeveloped leasehold in Williams County, North Dakota for approximately $3.2 million, or approximately $1,100 per net acre. The acquisition closed on October 9, 2013. On September 20, 2013, the Company leased an additional 313 net acres of undeveloped lease hold in the same area in Williams County, North Dakota for approximately $1.3 million, or approximately $4,100 per net acre.

As of September 30, 2013, the Company held a $2.5 million deposit with a third party lease broker to be used for lease acquisitions within parameters provided by the Company.

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

On September 6, 2013, the Company sold its interest in 413 non-operated net acres located in the Williston Basin for approximately $5.2 million in cash. The acreage was associated with non-operated working interests in Williston Basin Bakken and Three Forks wells. No gain or loss was recognized as the sale did not significantly alter the relationship between capitalized costs and proved reserves.

On September 6, 2013, the Company sold its interest in 26,579 non-operated net acres located in the Williston Basin and the associated oil and natural gas production to a third party for a total sales price of approximately $111.0 million in cash, including sales price adjustments for development costs and production revenue and operating expenses during the effective period and subject to certain post-closing adjustments. $11.0 million of the sales price will remain in escrow until December 31, 2013 upon finalization of standard due diligence procedures. The acreage was associated with non-operated working interests in Williston Basin Bakken and Three Forks wells. The transaction was accounted for under the full cost method of accounting for oil and natural gas operations, in accordance with Accounting Standard Codification 932 relating to “Extractive Activities – Oil and Gas”. Under the full cost method, sales of oil and natural gas properties, whether or not being amortized, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. The sale represents greater than 25 percent of the Company’s proved reserves of oil and gas attributable to the full cost pool. As a result, there is a significant alteration in the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. Total capitalized costs within the full cost pool are allocated on the basis of the relative fair values of the properties sold and those retained due to substantial economic differences between the properties sold and those retained. Following this methodology, the following table represents a net sales price allocation of the transaction (in thousands):

Sale price	$111,090
Add: disposition of asset retirement obligations	309
Less: sale expenses	(1,168)
Sale price, net	$110,231

Proved oil and natural gas properties	$137,279
Accumulated depletion	(49,508)
Unproved oil and natural gas properties	13,568
Gain on sale	8,892
Sale price, net	$110,231

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

On October 17, 2013, the Company entered into a securities and purchase agreement with White Deer Energy. For additional information, see Note 15 – Subsequent Events.

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

NOTE 6  PREFERRED AND COMMON STOCK

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized. No shares of preferred stock were issued as of December 31, 2012.

On February 19, 2013, the Company completed a private offering with affiliates of White Deer Energy pursuant to the terms of a securities purchase agreement (“Securities Purchase Agreement”), to which, in exchange for a cash investment of $50 million, the Company issued the following to White Deer Energy:

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

The Company has the option to redeem shares of Series A Preferred Stock in whole or in part at any time at the aggregate Liquidation Preference, subject to a minimum redemption amount equal to the lesser of 50,000 shares or the number of shares then outstanding. Upon a change of control, White Deer Energy has the right to require the Company to purchase the Series A Preferred Stock at the Liquidation Preference. The Series A Preferred Stock does not vote generally with the Company’s common stock, but has specified approval rights with respect to, among other things, changes to organizational documents that affect the Series A Preferred Stock, payment of dividends on the Company’s common stock or other junior stock, redemptions or repurchases of common stock or other capital stock and incurrence of certain indebtedness. Upon the occurrence of certain events of default under the revolving credit facility with Wells Fargo Bank, N.A., White Deer Energy has additional specified approval rights with respect to, among other things, the incurrence or guarantee by the Company of any indebtedness, any change in compensation or benefits of employment or severance agreements with officers and any agreement or arrangement pursuant to which the Company or any of its subsidiaries would pay or incur liability in excess of $1,000,000 over the term of such agreement or arrangement. In addition, upon an event of default, White Deer Energy has the right to require the Company to purchase the Series A Preferred Stock at the Liquidation Preference.

On June 20, 2013, the Company redeemed 150,000 shares of the Series A Preferred Stock for $17,203,767 including $1,875,000 of redemption premium and $328,767 in accrued dividends on the redeemed shares. On August 30, 2013, the Company redeemed 200,000 shares of the Series A Preferred Stock for $22,828,767 including $2,500,000 of redemption premium and $328,767 of accrued dividends on the redeemed shares. On September 15, 2013, the Company provided notice that it would redeem the remaining 150,000 shares of the Series A Preferred Stock on October 15, 2013 for $16,932,534 including $1,875,000 of redemption premium and $57,534 in accrued dividends on the redeemed shares. The redemption and dividend are accrued for and the Series A Preferred Stock is included as a current liability at its liquidation preference value of $16,875,000 as of September 30, 2013. For each redemption, the redemption premium is treated as a dividend and recorded as a return of equity to White Deer Energy through a charge to the Company’s additional paid-in capital.

For the three and nine-month periods ended September 30, 2013, the Company paid dividends on the Series A Preferred Stock of $706,849, and $2,524,658, respectively. No dividends were paid prior to 2013.

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

The warrants entitle White Deer Energy to acquire 5,114,633 shares of common stock at $5.77 per share and surrendering an equal number of shares of Series B Preferred Stock to the Company. In lieu of exercising the warrants for cash, White Deer Energy may deliver for cancellation a number of shares of Series A Preferred Stock equal to the exercise price. See Note 13 – Derivative Instruments and Price Risk Management – Warrant Liability for further discussion of the warrants.

Upon a change of control or Liquidation Event, as defined in the Securities Purchase Agreement, the Investor has the right, but not the obligation, to elect to receive from the Company, in exchange for all, but not less than all, shares of Series A and Series B Preferred Stock and the warrants issued pursuant to the Securities Purchase Agreement and shares of common stock issued upon exercise thereof that are then held by the Investor, an additional cash payment necessary to achieve a minimum internal rate of return of 25% as calculated as defined. The calculation will take into account all cash inflows from and cash outflows to the Investor. Upon the final Series A Preferred Stock redemption on October 15, 2013, the minimum internal rate of return was achieved and no additional cash payment was necessary.

The Company recorded the transaction by recognizing the fair value of the Series A Preferred Stock at $38,552,994 (net of offering costs of $2,816,006), Series B Preferred Stock at $5,000 and a warrant liability of $8,626,000 at time of issuance. The Company will accrete the Series A Preferred Stock to the liquidation or redemption value when it becomes probable that the event or events underlying the liquidation or redemption are probable. The Company recognized all remaining issuance discount accretion of $6,041,700 as of September 30, 2013 related to the partial redemption of preferred stock on August 30, 2013 and the accrual of the final redemption of preferred stock on October 15, 2013. There is no issuance discount remaining as of September 30, 2013.

A summary of the preferred stock transaction components as of September 30, 2013 and the issuance date is provided below:

	September 30, 2013	February 19, 2013 (issuance date)
Series A Preferred Stock	$16,875,000	$41,369,000
Series B Preferred Stock	5,000	5,000
Warrant Liability	13,213,000	8,626,000
Total	$30,093,000	$50,000,000

Restricted Stock Awards and Restricted Stock Unit Awards

The Company granted 997,042 restricted stock and restricted stock units pursuant to the 2011 Equity Incentive Plan during the three and nine-month periods ended September 30, 2013. The Company incurred compensation expense associated with restricted stock granted during 2013 of $2,856,568 for the three and nine months ended September 30, 2013. The Company incurred compensation expense associated with restricted stock granted prior to 2013 of $931,824 and $356,947 for the three months ended September 30, 2013 and 2012, respectively, and $2,721,549 and $627,562 for the nine-month periods ended September 30, 2013 and 2012, respectively. For the three and nine months ended September 30, 2013, the Company capitalized compensation expense associated with the restricted stock and restricted stock units of $285,148 and $374,250 to oil and natural gas properties, respectively. As of September 30, 2013, there was $8,142,929 of total unrecognized compensation cost related to restricted stock and restricted stock units, which is expected to be amortized over a weighted-average period of 1.1 years. The Company recognizes compensation cost for performance based grants on a tranche level basis over the requisite service period for the entire award. The fair value of restricted stock units granted is based on the stock price on the grant date and the Company assumed no annual forfeiture rate.

As of September 30, 2013, there were 2,281,096 unvested restricted stock units outstanding with a weighted average grant date fair value of $5.00 per share. A summary of the restricted stock units and restricted stock shares outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and restricted stock units at January 1, 2013	1,847,701	$4.31

Granted	596,131	7.01
Canceled	(70,642)	4.19
Vested	(92,094)	5.39

Non-vested restricted stock and restricted stock units at September 30, 2013	2,281,096	$5.00

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

On June 4, 2013, the Company completed a private placement of 2,785,600 shares of common stock at a price of $5.93 per share for net proceeds of approximately $16.2 million after deducting placement agent fees of approximately $0.2 million. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, which exempts transactions by an issuer not involving any public offering.

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

In July 2013, the Company granted stock options to certain employees to purchase a total of 315,334 shares of common stock exercisable at a weighted average price of $7.37 per share. The options vest incrementally at various dates between April 2014 and September 2016.

The impact on the Company’s statement of operations of stock-based compensation expense related to options granted for the three-month periods ended September 30, 2013 and 2012 was $384,130 and $1,707,732, respectively, net of $0 tax. The impact on the Company’s statement of operations of stock-based compensation expense related to options granted for the nine-month periods ended September 30, 2013 and 2012 was $960,202 and $2,083,360, respectively, net of $0 tax. The Company capitalized $28,913 and $250,074 of compensation to oil and natural gas properties related to outstanding options for the three- and nine-month period ended September 30, 2013, respectively. The Company will recognize approximately $1,820,000 amortized over a weighted-average period of 1.5 years relating to options that have been granted but have not vested as of September 30, 2013.

The following assumptions were used for the Black-Scholes model to value the options granted during the nine- month period ended September 30, 2013.

Risk free rates	0.71% -2.12%
Dividend yield	0%
Expected volatility	73.1% - 79.5%
Weighted average expected life	5.8 years

A summary of the stock options outstanding as of January 1, 2013 and September 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2013	835,702	$10.43

Granted	403,001	7.17
Canceled	(50,000)	14.89
Exercised	(75,000)	4.43

Balance outstanding at September 30, 2013	1,113,703	$9.52

Options exercisable at September 30, 2013	521,416	$11.57

At September 30, 2013, stock options outstanding were as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Number of Options Outstanding	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price
2013	403,001	7.73	$7.17	—	—	$—
2012	574,999	3.24	8.43	385,713	2.72	8.50
Prior	135,703	2.27	21.11	135,703	2.27	21.11

Total	1,113,703	4.75	$9.52	521,416	2.60	$11.57

Warrants

The table below reflects the status of warrants outstanding at September 30, 2013:

	Warrants	Exercise Price	Expiration Date
December 1, 2009	37,216	$6.86	December 1, 2019
December 31, 2009	186,077	$6.86	December 31, 2019
February 8, 2011	892,857	$49.70	February 8, 2016
February 19, 2013	5,114,633	$5.77	December 31, 2019
	6,230,783

No warrants expired or were forfeited during the nine-month period ended September 30, 2013. All of the compensation expense related to the applicable vested warrants issued to employees has been expensed by the Company prior to 2012. All warrants outstanding were exercisable at September 30, 2013. See Note 13 – Derivative Instruments and Price Risk Management for details on the treatment of the warrants issued on February 19, 2013.

NOTE 8 REVOLVING CREDIT FACILITY

Wells Fargo

On November 20, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent, and the lenders party thereto. The Credit Agreement is a senior secured reserve-based revolving credit facility with a maximum commitment of $400 million and an initial borrowing base of $27.5 million (the “Wells Fargo Facility”). As of September 30, 2013, the borrowing base was $75.0 million.

Amounts borrowed under the Wells Fargo Facility will mature on November 20, 2017, and upon such date, any amounts outstanding under the Wells Fargo Facility are due and payable. Redeterminations of the borrowing base will be on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The annual interest cost, which is dependent upon the percentage of the borrowing base utilized, is, at the Company’s option, based on either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest exceed the maximum interest rate allowed by any current or future law.  Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at the Company’s option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. The Company also pays a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of September 30, 2013, the annual interest rate on the Wells Fargo Facility was 0.375% which is the minimum commitment fee, as no funds were drawn against the Wells Fargo Facility.

A portion of the Wells Fargo Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. The Company will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of September 30, 2013, the Company has not obtained any letters of credit under the Wells Fargo Facility.

Each of the Company’s subsidiaries is a guarantor under the Wells Fargo Facility. The Wells Fargo Facility is secured by first priority, perfected liens and security interests on substantially all assets of the Company and the guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Agreement contains customary covenants that include, among other things: limitations on the ability of the Company to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Agreement also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of debt to EBITDA for the preceding four fiscal quarters of no more than 3.50 to 1.00, and (c) a fixed charge coverage ratio for any four fiscal quarters of at least 3.00 to 1.00. The Company was in compliance for all covenants as of September 30, 2013.

The principal balance amount on the Credit Agreement was approximately $0 and $23.5 million at September 30, 2013 and December 31, 2012, respectively. The Company had approximately $75.0 million available under the Wells Fargo Facility as of September 30, 2013.

Macquarie Bank Limited

On February 10, 2012, the Company entered into a revolving credit facility (the “Macquarie Facility”) with Macquarie Bank Limited (“MBL”). The Macquarie Facility provided up to a maximum of $150 million in principal amount of borrowings to be used as working capital for exploration and production operations. Initially, $15 million of financing was available under the Macquarie Facility based on reserves, with an additional $50 million available under a development tranche.

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

NOTE 10  ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of its proved oil and natural gas properties and related facilities. Under the provisions of ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset. The liability is accreted to its present value each period, and the capitalized cost is depleted using the units of production method. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.5% for each of the years in the three-year period ended September 30, 2013); and (iv) a credit-adjusted risk-free interest rate (average of 7.0% for each of the years in the three-year period ended September 30, 2013). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of ASC 410-20-25 for the nine-month period ended September 30, 2013 and the year ended December 31, 2012:

	September 30, 2013	December 31, 2012
Beginning Asset Retirement Obligation	$296,074	$116,119
Liabilities Incurred or Acquired	429,096	164,967
Accretion of Discount on Asset Retirement Obligations	21,564	14,988
Liabilities Associated with Properties Sold	(312,625)	—
Ending Asset Retirement Obligation	$434,109	$296,074

NOTE 11  INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2013 and December 31, 2012, the Company maintains a full valuation allowance for all deferred tax assets.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company’s policy is to recognize transfer in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below for the periods presented. These valuation policies are determined by the Company’s Chief Accounting Officer and approved by the Chief Financial Officer. They are discussed with the Company’s Audit Committee as deemed appropriate. Each quarter, the Vice President of Accounting and Chief Financial Officer update the inputs used in the fair value measurement and internally review the changes from period to period for reasonableness. The Company uses data from peers as well as external sources in the determination of the volatility and risk free rates used in the Company’s fair value calculations. A sensitivity analysis is performed as well to determine the impact of inputs on the ending fair value estimate.

Fair Value on a Recurring Basis

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2013:

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant Liability – Long Term Liability	$—	$—	$(13,213,000)
Commodity Derivatives – Current Liability (oil swaps)		(1,431,091)
Commodity Derivatives – Long Term Asset (oil swaps)	—	25,017	—
Total	$—	$(1,406,074)	$(13,213,000)

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

A rollforward of Level 3 warrants liability measured at fair value using Level 3 on a recurring basis is as follows (in thousands):

Balance, at December 31, 2012	$—
Purchases, issuances, and settlements	(8,626,000)
Change in Fair Value of Warrant Liability	(4,587,000)
Transfers	—

Balance, at September 30, 2013	$(13,213,000)

The fair value of the warrants upon issuance to White Deer Energy on February 19, 2013 was recorded at $8,626,000. The warrant revaluation expense was $506,000 and $4,587,000 for the three- and nine-month periods ended September 30, 2013, respectively, and is included in Other Income/Expense on the accompanying Condensed Consolidated Statements of Operations. See discussion of assumptions used in valuing the warrants at Note 13 – Derivative Instruments and Price Risk Management.

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

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, the Wells Fargo Facility and the Series A Preferred Stock. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities. The book value of the Wells Fargo Facility approximates fair value because of its floating rate structure. The Series A Preferred Stock had a fair value and carrying value of $16,875,000 as of September 30, 2013. The carrying value approximated its fair value and liquidation preference value due to the redemption of the remaining outstanding shares of Series A Preferred Stock on October 15, 2013. The Company has classified the valuations of the Wells Fargo Facility and the Series A Preferred Stock under Level 2 item of the fair value hierarchy.

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

The following table reflects open commodity swap contracts as of September 30, 2013, the associated volumes and the corresponding weighted average NYMEX reference price:

Settlement Period	Oil (Bbls)	Fixed Price
Oil Swaps
October 1, 2013 – December 31, 2013	30,870	$91.00
October 1, 2013 – December 31, 2013	12,000	90.05
October 1, 2013 – December 31, 2013	30,000	94.30
2013 Total/Average	72,870	$92.20

January 1, 2014 – December 31, 2014	103,267	$91.00
January 1, 2014 – December 31, 2014	31,000	90.05
January 1, 2014 – December 31, 2014	79,000	94.30
2014 Total/Average	213,267	$92.08

January 1, 2015 – February 28, 2015	13,876	$91.00
January 1, 2015 – February 28, 2015	5,000	90.05
January 1, 2015 – February 28, 2015	10,000	94.30
2015 Total/Average	28,876	$91.98

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company has netting arrangements with Wells Fargo Bank, N.A. that provide for offsetting payables against receivables from separate derivative instruments.

Warrant Liability

The warrants issued to White Deer Energy pursuant to the Securities Purchase Agreement are classified as liabilities on the consolidated balance sheets because the warrants contain a contingent put and other liability type provisions (see Note 6 – Preferred and Common Stock). The shares underlying the warrants are contingently redeemable and are subject to remeasurement at each balance sheet date, and any changes in fair value will be recognized as a component of other (expense) income on the accompanying consolidated statements of operations.

The Company estimated the value of the warrants issued with the Securities Purchase Agreement on the date of issuance to be $8,626,000, or $1.69 per warrant, using the Monte Carlo model with the following assumptions: a term of 1,798 trading days, exercise price of $5.77, volatility rate of 40%, and a risk-free interest rate of 1.38%. The Company remeasured the warrants as of September 30, 2013, using the same Monte Carlo model, using the following assumptions: a term of 1,626 trading days, exercise price of $5.77, stock price of $7.19, volatility rate of 40%, and a risk-free interest rate of 2.0%. As of September 30, 2013, the fair value of the warrants was $13,213,000, and was recorded as a liability on the accompanying consolidated balance sheets. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

At September 30, 2013, the Company had derivative financial instruments recorded on the condensed consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location
Derivative Assets (Liabilities):
Swap Contracts	Current liabilities	$(1,431,091)
Swap Contracts	Non-current assets	25,017
Warrant Liability	Non-current liabilities	(13,213,000)
Total Derivative Liabilities		$(14,619,074)

For the three and nine-month periods ended September 30, 2013, the Company recorded the change in values for the derivative instruments as set forth below:

Type of Contract	Statement of Operation Location	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Unrealized Losses:
Swap Commodity Contracts	Loss on Commodity Derivatives	$(1,455,405)	$(1,224,891)
Warrant Liability	Warrant Revaluation Expense	(506,000)	(4,587,000)
Total Unrealized Losses, Net		$(1,961,405)	$(5,811,891)

Realized Losses:
Swap Commodity Contracts	Loss on Commodity Derivatives	$(1,264,755)	$(1,597,536)
Total Realized Losses		$(1,264,755)	$(1,597,536)

For the three and nine-month periods ended September 30, 2012, the Company recorded the change in values for the derivative instruments as set forth below:

Type of Contract	Statement of Operation Location	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Unrealized Losses:
Costless Commodity Collars	Loss on Commodity Derivatives	$(1,514,729)	$(236,646)
Total Unrealized Losses		$(1,514,729)	$(236,646)

Realized Losses:
Costless Commodity Collars	Loss on Commodity Derivatives	$(120,706)	$(59,681)
Total Realized Losses		$(120,706)	$(59,681)

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

NOTE 15 SUBSEQUENT EVENTS

On October 2, 2013, the Company completed a public offering of 15,000,000 shares of common stock at a price of $6.70 per share for total net proceeds of approximately $95.5 million.  The Company incurred costs of approximately $5.0 million related to this transaction, which costs were netted against the proceeds of the transaction through additional paid-in capital. The underwriters elected to exercise the over-allotment option to sell an additional 2,250,000 shares of common stock at $6.70 per share. The net proceeds from the over-allotment exercise were approximately $14.4 million after deducting underwriting discounts and commissions.

On September 19, 2013, the Company entered into a purchase and sale agreement with a third party to acquire approximately 2,866 net acres of undeveloped leasehold in Williams County, North Dakota for approximately $3.2 million. The purchase closed on October 9, 2013.

On October 15, 2013, the Company redeemed the remaining 150,000 shares outstanding of the Series A Preferred Stock for $16,932,534 including $1,875,000 of redemption premium and $57,534 in accrued dividends on the redeemed shares. The redemption premium is treated as a dividend and recorded as a return of equity to the investor through a charge to the Company’s additional paid-in capital. The redemption and dividend are accrued for and the Series A Preferred Stock is included as a current liability at its liquidation preference value of $16,875,000 as of September 30, 2013

On October 17, 2013, the Company completed a private placement of 5,092,852 shares of common stock at a price of $6.39 per share for net proceeds of approximately $32.5 million. The Company’s Audit Committee, which consisted solely of independent directors, reviewed and approved this transaction. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, which exempts transactions by an issuer not involving any public offering.

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

As of September 30, 2013, we had approximately 66,000 net acres in the Williston Basin, pro forma for closed and pending acquisitions. We operate approximately 60,000 net acres, or 91% of our total net acreage. We have identified approximately 313 net potential drilling locations on this acreage prospective for oil in the Bakken, Three Forks and Pronghorn Sand formations, based on industry accepted well down-spacing assumptions. Consistent with such assumptions, we believe that each 1,280-acre unit can support up to approximately four Bakken, three Three Forks and four Pronghorn Sand horizontal well locations. We expect to direct the majority of our capital expenditures in 2013 and in 2014 toward drilling operated Bakken, Three Forks and Pronghorn Sand wells. We plan to leverage our management team’s collective technical, land, financial and industry operating experience to execute our operated well development program in the Williston Basin.

Assets and Acreage Holdings

As of September 30, 2013 we controlled approximately 66,000 net acres, pro forma for closed and pending acquisitions in our core operating area of the Williston Basin targeting the Bakken, Three Forks and Pronghorn Sand formations in North Dakota and Montana, comprised of the operating areas below:

•	36,000 net acres in the Low Rider area of McKenzie County, North Dakota;

•	3,000 net acres in the Easy Rider area of Williams County, North Dakota in the West Nesson area of the Williston Basin;

•	11,000 net acres in the Richland area of Richland County, Montana;

•	3,000 net acres in the Pronghorn in Stark and Billings Counties, North Dakota in the core of the Pronghorn field; and

•	13,000 net acres in the Lewis & Clark area of McKenzie County of North Dakota south of the Low Rider area.

Capital Development Plan

For the 12-month period ending December 31, 2013, we plan to spend approximately $127.2 million to drill 12.0 net operated and 0.5 net non-operated wells in the Williston Basin, of which we have spent approximately $76.5 million through September 30, 2013. For the 12-month period ending December 31, 2013, we have also budgeted approximately $20.0 million to increase our operated acreage position in our core operated area in McKenzie County, North Dakota, which we refer to as the Low Rider area, and elsewhere in the Williston Basin, with a specific focus on increasing the net working interest position in our operated wells. We added a high specification drilling rig to accelerate development of our Williston Basin operated leasehold, which commenced drilling in June 2013. The rig is a 1,200 horsepower top drive long-reach horizontal-capable rig with the potential to upgrade with a “walking package” for infill efficiency. We expect to add a third horizontal-capable rig in 2014. For the 12-month period ending December 31, 2014, we plan to spend approximately $182.0 million to drill 18.2 net operated wells in the Williston Basin at an average cost per net well of approximately $10.0 million. We have also budgeted approximately $25.0 million to increase our operated acreage position in our core operated areas.

The following table presents summary data for our Williston Basin project area for the years ended December 31, 2013 and 2014:

			Planned Capital Expenditures
			2013		2014
	Net Acres	Net Identified Drilling Locations	Net Wells	Drilling Capex (in millions)	Net Wells	Drilling Capex (in millions)
Low Rider	36,000	196	12.5	$127.2	12.2	$122.0
Easy Rider	3,000	17	—	—	2.0	20.0
Richland	11,000	61	—	—	2.0	20.0
Pronghorn	3,000	9	—	—	2.0	20.0
Lewis & Clark	13,000	30	—	—	—	—
Total	66,000	313	12.5	$127.2	18.2	$182.0

The Low Rider area, which is our core operated area, consists of approximately 36,000 net acres that are primarily located in McKenzie County, North Dakota. Our average working interest in our operated wells in the Low Rider area as of September 30, 2013 was approximately 68%, and we continue to work toward increasing our average working interest towards 75%. As of September 30, 2013, we had approximately eight gross (6.1 net) producing operated wells in the Williston Basin. As of September 30, 2013, we were running a two-rig horizontal development program in the Low Rider area. Since we began operations in the Low Rider area in November 2012, we have drilled 14 horizontal wells, of which eight are producing and six are awaiting completion, completing or drilling. During 2013, we expect to drill and complete approximately 16 gross (12.0 net) Low Rider horizontal wells.

Through June 30, 2013 the majority of our oil and natural gas production was derived from participation in wells in the Williston Basin as a non-operating partner, primarily on a heads-up, or pro rata, basis proportionate to our working interest with established operators. With the sale of substantially all of our non-operated oil and natural gas properties in the Williston Basin in September 2013 (see Recent Developments – Non-Operated Acreage Sales) our capital is focused on development of our core operated areas.

Recent Developments

Non-Operated Acreage Sales

On September 6, 2013, we sold 26,579 non-operated net acres located in the Williston Basin and the associated oil and natural gas production for approximately $111.0 million in cash, subject to certain post-closing adjustments, which sale we refer to as the “Non-Operated Asset Sale.” Under the purchase agreement, the Non-Operated Asset Sale was given economic effect as of April 1, 2013 such that all proceeds and certain operational costs and expenses attributable to the properties sold were apportioned between the purchaser and Emerald based on such date. On September 6, 2013, we also sold 413 non-operated net acres located in the Williston Basin for approximately $5.2 million in cash. In addition, we sold 970 non-operated net acres in the Williston Basin in April 2013 for approximately $7.1 million in cash. We have used and intend to use the proceeds from these divestitures to fund a portion of our 2013 and 2014 capital budgets.

Acreage Acquisitions

On August 2, 2013, we closed a transaction with a third party to acquire approximately 3,500 net acres of partially developed leasehold in McKenzie County, North Dakota, for approximately $10.4 million or approximately $3,000 per net acre. The acquired acreage is directly southeast and contiguous to our existing Low Rider Area in McKenzie County, North Dakota. The acquisition added eight potentially operated DSUs in our Low Rider Area.

On August 30, 2013, we closed a transaction with a third party to acquire approximately 3,600 net acres of undeveloped leasehold in McKenzie County, North Dakota for approximately $3.6 million or approximately $1,000 per net acre. The acquired acreage is directly south and contiguous to our existing operated area in McKenzie County, North Dakota. The acquisition added six potentially operated drilling spacing units in our Low Rider Prospect in McKenzie County, North Dakota.

On September 17, 2013, we leased approximately 30,672 net undeveloped leasehold acres in McKenzie, Billings and Stark Counties, North Dakota, for approximately $20.2 million. The lease acquisitions added 38 potentially operated drilling spacing units in our Low Rider, Easy Rider, Pronghorn and Lewis & Clark Prospect areas. Pursuant to the lease acquired, we entered into an agreement with a third party in which the Company will drill at least five gross wells within the prospect area prior to September 17, 2015. We placed $10 million with an escrow agent, of which $2 million per well will be returned to us with each well drilled within the term of the escrow agreement.

On September 19, 2013, we entered into a purchase and sale agreement with a third party to acquire approximately 2,866 net acres of undeveloped leasehold in Williams County, North Dakota for approximately $3.2 million. The acquisition adds seven potentially operated DSUs in our Low Rider and Easy Rider Prospect Areas. The purchase closed on October 9, 2013. On September 20, 2013, the Company leased an additional 313 net acres of undeveloped lease hold in the same area in Williams County, North Dakota for approximately $1.3 million.

Operational Update

The following table provides production results by well for all Emerald-operated wells drilled and completed through November 5, 2013:

	Well Results (Boe/d)
	24 Hour	30 Day	60 Day	90 Day
Pirate 1-2-11H	1,801	1,025	782	621
Arsenal 1-17-20H	1,638	768	753	570
Caper 1-15-22H	2,063	994	780	678
Mongoose 1-8-5H	1,523	892	706	619
Talon 1-9-4H	1,311	818	662	—
Slugger 1-16-21H	1,342	782	593	—
Hot Rod 1-27-26H	1,589	661	—	—
Hot Rod 4-27-26H	1,780	530	—	—
Excalibur 5-25-36H	1,842	—	—	—

Finance Update

In August 2013, we completed the semi-annual borrowing base redetermination of our revolving credit facility. As a result, we entered into an amendment to our credit agreement with Wells Fargo Bank, N.A., which increased our borrowing base from $27.5 million to $75.0 million. Following the sale of substantially all of our non-operated North Dakota and Montana oil and gas properties, Wells Fargo elected to maintain our borrowing base at $75.0 million. As of September 30, 2013, we had no borrowings outstanding under our revolving credit facility.

With cash received in the Non-Operated Asset Sale and reconfirmed borrowing base, we elected to redeem an additional $20 million of Series A Preferred Stock on August 30, 2013 and the remaining $15 million on October 15, 2013. See “Liquidity and Capital Resources – Series A Preferred Stock Transaction”.

Public Offering and Private Placement

On October 2, 2013, we completed a public offering of 15,000,000 shares of common stock at a price of $6.70 per share for total net proceeds of approximately $95.5 million. The underwriters elected to exercise the over-allotment option to sell an additional 2,250,000 shares of common stock at $6.70 per share. The net proceeds from the over-allotment exercise were approximately $14.4 million after deducting underwriting discounts and commissions.

On October 17, 2013, we completed a private placement of 5,092,852 shares of common stock at a price of $6.39 per share for net proceeds of approximately $32.5 million with affiliates of White Deer Energy L.P.

Producing Wells

The following table summarizes gross and net productive operated and non-operated oil wells at September 30, 2013 and September 30, 2012. A net well represents our fractional working ownership interest of a gross well. The following table does not include 6 gross (3.4 net) operated Bakken wells and 5 gross (0.9 net) and 21 gross (1.1 net) non-operated Bakken wells that were in the process of being drilled, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation as of September 30, 2013 and September 30, 2012, respectively.

	September 30,
	2013		2012
	Gross	Net	Gross	Net
North Dakota Bakken and Three Forks – operated	8	6.1	—	—
North Dakota Vertical Production – operated [1]	11	7.6
North Dakota Bakken and Three Forks – non-operated	8	0.8	160	6.4
Montana Bakken and Three Forks – non-operated	—	—	21	1.9
Total:	27	14.5	181	8.3

1 Vertical producing wells relate to existing wells included within an acreage acquisition on August 2, 2013. Operatorship was transferred to Emerald upon closing the acquisition. The wells are producing from the Birdbear, Duprow and Red River formations.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 with the Three Months Ended September 30, 2012.

	Three Months Ended September 30,
	2013	2012
REVENUES
Oil and Natural Gas Sales	$17,316,558	$7,111,569
Realized and Unrealized Loss on Commodity Derivatives	(2,720,160)	(1,635,435)
	14,596,398	5,476,134
OPERATING EXPENSES
Production Expenses	2,087,635	687,646
Production Taxes	1,879,160	809,062
General and Administrative Expenses	6,194,202	3,503,273
Depletion of Oil and Natural Gas Properties	4,497,002	2,818,650
Impairment of Oil and Natural Gas Properties	—	—
Depreciation and Amortization	40,631	12,345
Accretion of Discount on Asset Retirement Obligations	7,502	4,037
Gain on Sale of Oil and Natural Gas Properties	(8,892,344)	—
Total Operating Expenses	5,813,788	7,835,013

INCOME (LOSS) FROM OPERATIONS	8,782,610	(2,358,879)

OTHER INCOME (EXPENSE), NET	(524,105)	4,353,721

INCOME BEFORE INCOME TAXES	8,258,505	1,994,842

INCOME TAX EXPENSE	—	—

NET INCOME	8,258,505	1,994,842
Less: Preferred Stock Dividends and Deemed Dividends	(13,997,089)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,738,584)	$1,994,842

Revenues

Revenues from sales of oil and natural gas increased 143% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, driven primarily by a 93% increase in production by volume as well as higher oil prices. Production increased due to the development of 6.1 net productive operated wells in the Williston Basin from October 1, 2012 to September 30, 2013, partially offset by the sale of substantially all non-operated Williston Basin properties on September 6, 2013. During the three months ended September 30, 2013, we realized a $95.32 average price per barrel of oil (including realized derivatives) compared to an $82.10 average price per barrel of oil during the three months ended September 30, 2012. The average oil price differential during the three months ended September 30, 2013 was $8.34 per barrel, as compared to $10.08 per barrel in the three months ended September 30, 2012. Our price differential between our Williston Basin well head price and the NYMEX WTI benchmark price is driven by the additional cost to transport oil from the Williston Basin via train, pipeline or truck to refineries.

All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended September 30,
	2013	2012
Net Oil and Natural Gas Revenues:
Oil	$16,952,644	$6,916,704
Natural Gas and Other Liquids	363,914	194,865
Total Oil and Natural Gas Sales Before Derivatives	17,316,558	7,111,569
Realized Loss on Commodity Derivatives	(1,264,755)	(120,706)
Unrealized Loss on Commodity Derivatives	(1,455,405)	(1,514,729)
Total Oil and Natural Gas Sales Net of Derivatives	$14,596,398	$5,476,134

Net Production:
Oil (Bbl)	164,570	82,775
Natural Gas and Other Liquids (Mcf)	48,648	39,648
Barrel of Oil Equivalent (Boe)	172,678	89,383

Average Sales Prices:
Oil (per Bbl)	$103.01	$83.56
Effect of Settled Oil Derivatives on Average Price (per Bbl)	(7.69)	(1.46)
Oil Net of Settled Derivatives (per Bbl)	$95.32	$82.10

Natural Gas and Other Liquids (per Mcf)	$7.48	$4.91

Barrel of Oil Equivalent with Realized Derivatives (per Boe)	$92.96	$78.21

Realized and Unrealized Loss on Commodity Derivatives

Realized commodity derivative losses were $1,264,755 for the three months ended September 30, 2013 compared to $120,706 for the three months ended September 30, 2012. Unrealized commodity derivative losses were $1,455,405 for the three months ended September 30, 2013 compared to $1,514,729 for the three months ended September 30, 2012. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as unrealized gains and losses from derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Future derivatives gains will be offset by lower future wellhead revenues. Conversely, future derivatives losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At September 30, 2013, all of our derivative contracts are recorded at their fair value, which was a net liability of $1,406,074.

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Three Months Ended September 30,
	2013	2012
Costs and Expenses Per Boe of Production:
Production Expenses	$12.09	$7.69
Production Taxes	10.88	9.05
G&A Expenses (Excluding Share-Based Compensation)	11.71	16.34
Non-Cash Shared-Based Compensation	24.16	22.86
Depletion of Oil and Natural Gas Properties	26.04	31.53
Impairment of Oil and Natural Gas Properties	—	—
Depreciation and Amortization	0.24	0.14
Accretion of Discount on Asset Retirement Obligation	0.04	0.05

Production Expenses

Production expenses were $2,087,635 for the three months ended September 30, 2013 compared to $687,646 for the three months ended September 30, 2012. We experience increases in operating expenses as we add new operated wells and maintain production from existing properties. On a per unit basis, production expenses per Boe were $12.09 for the three months ended September 30, 2013 compared to $7.69 for the three months ended September 30, 2012. These increases are related to initial operated production expenses such as installation of production infrastructure, gas lifting equipment and other fixed productions assets that will be leveraged on future downspacing wells.

Production Taxes

Production taxes were $1,879,160 for the three months ended September 30, 2013 compared to $809,062 for the three months ended September 30, 2012. We pay production taxes based on realized oil and natural gas sales. Our average production tax rates were 10.85% for the three months ended September 30, 2013 compared to 11.4% for the three months ended September 30, 2012. Certain portions of our production occur in North Dakota and Montana jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate of 11.5%.

General and Administrative Expense

General and administrative expenses were $6,194,202 for the three months ended September 30, 2013 compared to $3,503,273 for the three months ended September 30, 2012. The increase is due to our change in corporate strategy to add operating capabilities to develop our own operated wells in the Williston Basin. We added substantial operating personnel while we increased our operating drilling activities. This strategic change allows us the opportunity to significantly grow production by using industry best practices and to control well design and capital expenditures to maximize our return on capital. Specifically, expenses for the three months ended September 30, 2013 increased on a period-over-period basis compared to the three months ended September 30, 2012 due to an increase of $2,049,144 for employee compensation and related expense and an increase of $321,577 related to professional and legal expense. Share-based and restricted stock compensation expenses are included in the employee compensation and related expenses, totaling $4,172,521 for the three months ended September 30, 2013 compared to $2,042,972 for the three months ended September 30, 2012. As we implement our operating strategy, expenses have increased to attract and retain experienced personnel that can deliver production growth and create a scalable field infrastructure.

Depletion Expense

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, sales of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. Depletion expense was $4,497,002 for the three months ended September 30, 2013 compared to $2,818,650 for the three months ended September 30, 2012. On a per-unit basis, depletion expense was $26.04 per Boe for the three months ended September 30, 2013 compared to $31.53 per Boe for the three months ended September 30, 2012. Our depletion expense is based on the capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs which are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves determined by independent petroleum engineers. This increase in depletion expense was due primarily to the development of 8 gross, 6.1 net productive operated wells in the Williston Basin from October 1, 2012 to September 30, 2013, partially offset by the sale of substantially all non-operated Williston Basin properties on September 6, 2013.

Gain on Sale of Oil and Natural Gas Properties

We recognized a gain of $8,892,344 relating to the sale of oil and natural gas properties for the three months ended September 30, 2013. We sold our interest in 26,579 non-operated net acres located in the Williston Basin to a third party for a total sales price of approximately $111.0 million in cash, including sales price adjustments for development costs and production revenue and operating expenses during the effective period and subject to certain post-closing adjustments. $11.0 million of the sales price will remain in escrow until December 31, 2013 upon finalization of standard due diligence procedures. The acreage was associated with non-operated working interests in Williston Basin Bakken and Three Forks wells. The transaction was accounted for under the full cost method of accounting for oil and natural gas operations, in accordance with Accounting Standard Codification 932 relating to “Extractive Activities – Oil and Gas”. Under the full cost method, sales of oil and natural gas properties, whether or not being amortized, shall be accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. The sale represented greater than 25 percent of our proved reserves of oil and gas attributable to the cost center at the time of the sale. As a result, there was a significant alteration in the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. Total capitalized costs within the full cost pool are allocated on the basis of the relative fair values of the properties sold and those retained due to substantial economic differences between the properties sold and those retained.

Other Income (Expense), Net

Other income (expense), net was $(524,105) for the three months ended September 30, 2013 compared to $4,353,721 for the three months ended September 30, 2012. We recognized an unrealized loss of $506,000 on the warrant liability during the three months ended September 30, 2013. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Interest expense was $21,437 for the three months ended September 30, 2013, compared to $1,388,912 for the three months ended September 30, 2012. The decrease in interest expense is due to the pay-off of our revolving credit facility balance during the second quarter of 2013. The other income recognized during the three months ended September 30, 2012 is a result of a $7,213,835 gain recognized, offset by $1,444,156 of acquisition costs incurred in the acquisition of Emerald Oil North America on July 26, 2012 in accordance with GAAP. The gain was the result of the decrease in the share price of our common stock, which was the primary form of consideration for the acquisition, between the announcement date and closing date of the acquisition.

Net Loss Attributable to Common Stockholders

We had net income (loss) attributable to common stockholders of $(5,738,584) for the three months ended September 30, 2013 (representing $(0.13) per share-basic and diluted) compared to net income of $1,994,842 for the three months ended September 30, 2012 (representing $0.20 per share-basic and diluted). The increase in net loss available to common shareholders in our period-over-period results is primarily due to the net gain recognized in the acquisition of Emerald Oil North America for the three months ended September 30, 2012. For the three months ended September 30, 2013, the net loss was primarily due to higher general and administrative expenses, unrealized losses on the warrant liability, preferred stock dividends and deemed dividends. Deemed dividends include the $4,375,000 premium paid on the redemption of the Series A Preferred Stock and $6,041,700 non-cash accretion of the Series A Preferred Stock issuance discount and $2,816,006 accretion of Series A Preferred Stock issuance costs for the three months ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2013 with the Nine Months Ended September 30, 2012.

	Nine Months Ended September 30,
	2013	2012
REVENUES
Oil and Natural Gas Sales	$36,108,357	$18,973,331
Realized and Unrealized Loss on Commodity Derivatives	(2,822,427)	(296,327)
	33,285,930	18,677,004
OPERATING EXPENSES
Production Expenses	4,723,520	1,639,105
Production Taxes	3,629,557	2,043,671
General and Administrative Expenses	17,562,754	5,660,622
Depletion of Oil and Natural Gas Properties	11,238,783	7,977,077
Impairment of Oil and Natural Gas Properties	—	10,191,234
Depreciation and Amortization	94,665	34,559
Accretion of Discount on Asset Retirement Obligations	21,564	10,027
(Gain) on Sale of Oil and Natural Gas Properties	(8,892,344)	—
Total Operating Expenses	28,378,499	27,556,295

INCOME (LOSS) FROM OPERATIONS	4,907,431	(8,879,291)

OTHER INCOME (EXPENSE), NET	(4,856,883)	3,656,855

INCOME (LOSS) BEFORE INCOME TAXES	50,548	(5,222,436)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	50,548	(5,222,436)
Less: Preferred Stock Dividends and Deemed Dividends	(20,279,197)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,228,649)	$(5,222,436)

Revenues

Revenues from sales of oil and natural gas increased 90% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, driven primarily by a 71% increase in production by volume and higher realized oil prices. Production increased due to the development of 8 gross, 6.1 net productive operated wells in the Williston Basin from October 1, 2012 to September 30, 2013, partially offset by the sale of substantially all non-operated Williston Basin properties on September 6, 2013. During the nine months ended September 30, 2013, we realized a $90.31 average price per barrel of oil (including realized derivatives) compared to an $84.89 average price per barrel of oil during the nine months ended September 30, 2012. The oil average price differential during the nine months ended September 30, 2013 was $8.20 per barrel, as compared to $11.27 per barrel in the nine months ended September 30, 2012. Our price differential between our Williston Basin well head price and the NYMEX WTI benchmark price is driven by the additional cost to transport oil from the Williston Basin via train, pipeline or truck to refineries.

All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Nine Months Ended
	September 30,
	2013	2012
Net Oil and Natural Gas Revenues:
Oil	$35,287,288	$18,636,837
Natural Gas and Other Liquids	821,069	336,494
Total Oil and Natural Gas Sales Before Derivatives	36,108,357	18,973,331
Realized Loss on Commodity Derivatives	(1,597,536)	(59,681)
Unrealized Loss on Commodity Derivatives	(1,224,891)	(236,646)
Total Oil and Natural Gas Sales Net of Derivatives	$33,285,930	$18,677,004

Net Production:
Oil (Bbl)	373,048	218,833
Natural Gas and Other Liquids (Mcf)	133,343	76,662
Barrel of Oil Equivalent (Boe)	395,272	231,610

Average Sales Prices:
Oil (per Bbl)	$94.59	$85.16
Effect of Settled Oil Derivatives on Average Price (per Bbl)	(4.28)	(0.27)
Oil Net of Settled Derivatives (per Bbl)	$90.31	$84.89

Natural Gas and Other Liquids (per Mcf)	$6.16	$4.39

Barrel of Oil Equivalent with Realized Derivatives (per Boe)	$87.31	$81.66

Realized and Unrealized Loss on Commodity Derivatives

Realized commodity derivative losses were $1,597,536 for the nine months ended September 30, 2013 compared to $59,681 for the nine months ended September 30, 2012. Unrealized commodity derivative losses were $1,224,891 for the nine months ended September 30, 2013 compared to $236,646 for the nine months ended September 30, 2012. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as unrealized gains and losses from derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Future derivatives gains will be offset by lower future wellhead revenues. Conversely, future derivatives losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At September 30, 2013, all of our derivative contracts are recorded at their fair value, which was a net liability of $1,406,074.

Expenses

All data presented below is derived from costs and production volumes for the relevant period indicated.

	Nine Months Ended
	September 30,
	2013	2012
Costs and Expenses Per Boe of Production:
Production Expenses	$11.95	$7.08
Production Taxes	9.18	8.82
G&A Expenses (Excluding Share-Based Compensation)	27.89	12.48
Non-Cash Shared-Based Compensation	16.54	11.96
Depletion of Oil and Natural Gas Properties	28.43	34.44
Impairment of Oil and Natural Gas Properties	—	44.00
Depreciation and Amortization	0.24	0.15
Accretion of Discount on Asset Retirement Obligation	0.05	0.04

Production Expenses

Production expenses were $4,723,520 for the nine months ended September 30, 2013 compared to $1,639,105 for the nine months ended September 30, 2012. We experience increases in operating expenses as we add new operated wells and maintain production from existing properties. On a per unit basis, production expenses per Boe were $11.95 for the nine months ended September 30, 2013 compared to $7.08 for the nine months ended September 30, 2012. These increases were related to initial operated production expenses such as installation of production infrastructure, gas lifting equipment and other fixed productions assets that will be leveraged on future downspacing wells.

Production Taxes

Production taxes were $3,629,557 for the nine months ended September 30, 2013 compared to $2,043,671 for the nine months ended September 30, 2012. We pay production taxes based on realized oil and natural gas sales. Our average production tax rates were 10.05% for the nine months ended September 30, 2013 compared to 10.8% for the nine months ended September 30, 2012. Certain portions of our production occur in North Dakota and Montana jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate of 11.5%.

General and Administrative Expense

General and administrative expenses were $17,562,754 for the nine months ended September 30, 2013 compared to $5,660,622 for the nine months ended September 30, 2012. The increase is due to our change in corporate strategy to add operating capabilities to develop our own operated wells in the Williston Basin. We added substantial operating personnel while we increased our operating drilling activities. This strategic change allows us the opportunity to significantly grow production by using industry best practices and to control well design and capital expenditures to maximize our return on capital. Specifically, expenses for the nine months ended September 30, 2013 increased on a period-over-period basis compared to the nine months ended September 30, 2012 due to an increase of $9,194,793 for employee compensation and related expense, an increase of $1,865,419 related to professional and legal expense, and an increase of $525,577 in general office expenses. Share-based and restricted stock compensation expenses are included in the employee compensation and related expenses, totaling $6,538,318 for the nine months ended September 30, 2013 compared to $2,770,849 for the nine months ended September 30, 2012. As we implement our operating strategy, expenses have increased to attract and retain experienced personnel that can deliver production growth and create a scalable field infrastructure.

Depletion Expense

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, sales of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. Depletion expense was $11,238,783 for the nine months ended September 30, 2013 compared to $7,977,077 for the nine months ended September 30, 2012. On a per-unit basis, depletion expense was $28.43 per Boe for the nine months ended September 30, 2013 compared to $34.44 per Boe for the nine months ended September 30, 2012. Our depletion expense is based on the capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs which are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves determined by independent petroleum engineers. This increase in depletion expense was due primarily to the development of 6.1 net productive operated wells in the Williston Basin from October 1, 2012 to September 30, 2013, partially offset by the sale of substantially all non-operated Williston Basin properties on September 6, 2013.

Impairment of Oil and Natural Gas Properties

We follow the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Capitalized costs (net of related deferred income taxes) are limited to a ceiling based on the present value of future net revenues using the 12-month unweighted average of first-day-of-the-month price (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is not greater than or equal to the total capitalized costs, then we are required to write down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write downs are included in the condensed statements of operations as an impairment charge. We recognized no impairment expense for the nine months ended September 30, 2013 and an impairment expense in the amount of $10,191,234 in the nine months ended September 30, 2012. Included in the full cost pool at September 30, 2012 were costs incurred in 2010 and 2011 associated with our interest in the Niobrara development program in the DJ Basin. We incurred approximately $23.6 million in development costs to acquire acreage and develop the program, with insufficient oil and natural gas reserves established as a result of the development program in the third-party reserve engineer’s reserve report to offset the costs of the development program. While the costs were incurred in 2010 and 2011, we did not fail the ceiling test until June 30, 2012. The failure was primarily due to a decrease in the 12-month average commodity price and an increase in the local differential to NYMEX on Williston Basin properties on the June 30, 2012 reserve report compared to March 31, 2012 and December 31, 2011 reserve reports.

Gain on Sale of Oil and Natural Gas Properties

We recognized a gain of $8,892,344 relating to the sale of oil and natural gas properties for the nine months ended September 30, 2013. On September 6, 2013, we sold our interest in 26,579 non-operated net acres located in the Williston Basin and the associated oil and natural gas production to a third party for a total sales price of approximately $111.0 million in cash, including sales price adjustments for development costs and production revenue and operating expenses during the effective period and subject to certain post-closing adjustments. $11.0 million of the sales price will remain in escrow until December 31, 2013 upon finalization of standard due diligence procedures. The acreage was associated with non-operated working interests in Williston Basin Bakken and Three Forks wells. The transaction was accounted for under the full cost method of accounting for oil and natural gas operations, in accordance with Accounting Standard Codification 932 relating to “Extractive Activities – Oil and Gas”. Under the full cost method, sales of oil and natural gas properties, whether or not being amortized, shall be accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. The sale represents greater than 25 percent of our proved reserves of oil and gas attributable to the cost center. As a result, there is a significant alteration in the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. Total capitalized costs within the cost center are allocated on the basis of the relative fair values of the properties sold and those retained due to substantial economic differences between the properties sold and those retained.

Other Income (Expense), Net

Other income (expense), net was $(4,856,883) for the nine months ended September 30, 2013 compared to $3,656,855 for the nine months ended September 30, 2012. We recognized an unrealized loss of $4,587,000 on the warrant liability during the nine months ended September 30, 2013. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Interest expense was $276,113 for the nine months ended September 30, 2013, compared to $2,074,147 for the nine months ended September 30, 2012. The decrease in interest expense is due to the pay-off of our revolving credit facility balance during the nine months ended September 30, 2013. The other income recognized during the nine months ended September 30, 2012 is a result of a $7,213,835 gain recognized, offset by $1,444,156 of acquisition costs incurred in the acquisition of Emerald Oil North America on July 26, 2012 in accordance with GAAP. The gain is a result of the decrease in the share price of our common stock, which was the primary form of consideration for the acquisition, between the announcement date and closing date of the acquisition.

Net Loss Attributable to Common Stockholders

We had net loss attributable to common stockholders of $20,228,649 for the nine months ended September 30, 2013 (representing $(0.60) per share-basic and diluted) compared to a net loss of $5,222,436 for the nine months ended September 30, 2012 (representing $(0.59) per share-basic and diluted). The increase in net loss available to common shareholders in our period-over-period results is primarily due to the net gain recognized in the acquisition of Emerald Oil North America for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the net loss was primarily due to higher general and administrative expenses including employment and employment-related expenses, unrealized losses on the preferred stock warrant liability, preferred stock dividends and deemed dividends. Deemed dividends include the $6,250,000 premium paid on the redemption of the Series A Preferred Stock and $8,631,000 non-cash accretion of the Series A Preferred Stock issuance discount and $2,816,006 accretion of the Series A Preferred Stock issuance costs during the nine months ended September 30, 2013.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net income (loss) as defined under GAAP, we also present net earnings before interest, income taxes, preferred stock dividends, depletion, depreciation and amortization, impairment of oil and natural gas properties, accretion of discount on asset retirement obligations, gains on acquisitions and divestitures, unrealized gain (loss) from mark-to-market on commodity derivatives, mark-to-market on our warrant liability and non-cash expenses relating to stock-based compensation recognized under ASC Topic 718 (“Adjusted EBITDA”), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings after adjustment for those items described in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements, such as net income (loss) (its most directly comparable GAAP measure), and our calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items described below, we believe the measure is useful in evaluating its fundamental core operating performance. We also believe that Adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Our management uses Adjusted EBITDA to manage our business, including in preparing our annual operating budget and financial projections. Our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net income (loss) and revenues to measure operating performance. The following table provides a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$8,258,505	$1,994,842	$50,548	$(5,222,436)
Less: Preferred stock dividends and deemed dividends	(13,997,089)	—	(20,279,197)	—
Net income (loss) attributable to common stockholders	(5,738,584)	1,994,842	(20,228,649)	(5,222,436)
Add: Impairment of oil and natural gas properties	—	—	—	10,191,234
Interest expense	21,437	1,388,912	276,113	2,074,147
Accretion of discount on asset retirement obligations	7,502	4,037	21,564	10,027
Depletion, depreciation and amortization	4,537,633	2,830,995	11,333,448	8,011,636
Stock-based compensation	4,172,522	2,042,972	6,538,318	2,770,849
Warrant revaluation expense	506,000	—	4,587,000	—
Preferred stock dividends	764,383	—	2,582,191	—
Preferred stock redemption premium	4,375,000	—	6,250,000	—
Accretion of preferred stock issuance discount	8,857,706	—	11,447,006	—
Unrealized loss on commodity derivatives	1,455,405	1,514,729	1,224,891	236,646
Less: Gain on sale of oil and natural gas properties, net	(8,892,344)	—	(8,892,344)	—
Gain on acquisition of business, net	—	(5,769,679)	—	(5,758,048)
Adjusted EBITDA	$10,066,660	$4,006,808	$15,139,538	$12,314,055

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$8,258,505	$1,994,842	$50,548	$(5,222,436)
Less: Preferred stock dividends and deemed dividends	(13,997,089)	—	(20,279,197)	—
Net income (loss) attributable to common stockholders	(5,738,584)	1,994,842	(20,228,649)	(5,222,436)
Impairment of oil and natural gas properties	—	—	—	10,191,234
Gain on acquisition of business, net	—	(5,769,679)	—	(5,758,048)
Gain on sale of oil and natural gas properties, net	(8,892,344)	—	(8,892,344)
Unrealized loss on commodity derivatives	1,455,405	1,514,729	1,224,891	236,646
Warrant revaluation expense	506,000	—	4,587,000	—
Adjusted loss	$(12,669,523)	$(2,260,108)	$(23,309,102)	(552,604)

Adjusted loss per share – basic and diluted	$(0.29)	$(0.23)	$(0.69)	(0.06)

Weighted average shares outstanding – basic and diluted	42,725,711	9,969,005	33,738,417	8,844,032

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

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2013:

Current assets	$112,055,034
Current liabilities	66,248,192
Working capital	$45,806,842

Public Offerings and Private Placements

On May 22, 2013, we completed a public offering of 12,000,000 shares of common stock at a price of $6.10 per share for total gross proceeds of approximately $69.3 million. The underwriters elected to exercise the over-allotment option to sell an additional 1,800,000 shares of common stock at $6.10 per share. The net proceeds from the over-allotment exercise were $10.5 million.

On June 4, 2013, we completed a private placement of 2,785,600 shares of common stock at a price of $5.93 per share for total net proceeds of approximately $16.2 million. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, which exempts transactions by an issuer not involving any public offering.

On October 2, 2013, we completed a public offering of 15,000,000 shares of common stock at a price of $6.70 per share for total net proceeds of approximately $95.5 million. The underwriters elected to exercise the over-allotment option to sell an additional 2,250,000 shares of common stock at $6.70 per share. The net proceeds from the over-allotment exercise were approximately $14.4 million.

On October 17, 2013, we completed a private placement of 5,092,852 shares of common stock at a price of $6.39 per share for net proceeds of approximately $32.5 million. The issuance of the common stock was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, which exempts transactions by an issuer not involving any public offering.

We have used and intend to further use the net proceeds from these offerings, along with cash on hand, cash flow from operations, proceeds from the sale of assets and additional borrowings under our revolving credit facility, to fund our capital budget in 2013 and 2014. Any remaining net proceeds will be used for general corporate purposes, including working capital.

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

On June 20, 2013 we redeemed 150,000 shares of the Series A Preferred Stock for $17,203,767 including $1,875,000 of redemption premium and $328,767 in accrued dividends on the redeemed shares. On August 30, 2013, we redeemed 200,000 shares of the Series A Preferred Stock for $22,828,767 including $2,250,000 of redemption premium and $328,767 of accrued dividends on the redeemed shares. On September 15, 2013, we provided notice that we would redeem the remaining 150,000 shares of the Series A Preferred Stock on October 15, 2013 for $16,932,534 including $1,875,000 of redemption premium and $57,534 in accrued dividends on the redeemed shares. The redemption and dividend are accrued for and the Series A Preferred Stock is included as a current liability at its liquidation preference value of $16,875,000 as of September 30, 2013. For each redemption, the redemption premium was treated as a dividend and recorded as a return of equity to the investor through a charge to additional paid-in capital.

For the three- and nine-month periods ended September 30, 2013, we paid cash dividends on the Series A Preferred Stock of $706,849, and $2,524,658, respectively. No dividends were paid prior to 2013.

Credit Facility

On November 20, 2012, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent, and the lenders party thereto. The Credit Agreement is a senior secured reserve-based revolving credit facility with a maximum commitment of $400 million and an initial borrowing base of $27.5 million (the “Wells Fargo Facility”). As of September 30, 2013, the borrowing base was $75.0 million.

Amounts borrowed under the Wells Fargo Facility will mature on November 20, 2017, and upon such date, any amounts outstanding under the Wells Fargo Facility are due and payable. Redeterminations of the borrowing base are made on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The annual interest cost, which is dependent upon the percentage of the borrowing base utilized, is, at our option, based on either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest exceed the maximum interest rate allowed by any current or future law. Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at the our option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. We will also pay a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of September 30, 2013, the annual interest rate on the Wells Fargo Facility was 0.375% which is the minimum commitment fee as no funds were drawn against the Wells Fargo Credit Facility.

A portion of the Wells Fargo Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. We will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of September 30, 2013, we have not obtained any letters of credit under the Wells Fargo Facility.

Each of our subsidiaries is a guarantor under the Wells Fargo Facility. The Wells Fargo Facility is secured by first priority, perfected liens and security interests on substantially all of our assets and our guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Agreement contains customary covenants that include, among other things: limitations on our ability to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Agreement also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of debt to EBITDA for the preceding four fiscal quarters of no more than 3.50 to 1.00, and (c) a fixed charge coverage ratio for any four fiscal quarters of at least 3.00 to 1.00. We are in compliance with all covenants as of September 30, 2013.

The principal balance amount on the Credit Agreement was $0 and approximately $23.5 million at September 30, 2013 and December 31, 2012, respectively. We had approximately $75.0 million available under the Wells Fargo Facility as of September 30, 2013.

Satisfaction of Our Cash Obligations for the Next Twelve Months

We project we will have sufficient capital to accomplish our development plan and forecasted general and administrative expenses for the next twelve months. Our projections are based on cash on hand, the equity offerings completed in October 2013, increasing cash flow from operations, and increased borrowing capacity based on reserve growth. However, we may scale back our development plan should our projections of cash flow and borrowing capacity fall short of expectations or commodity prices fall substantially. We may also choose to access the equity or debt capital markets to fund acreage acquisitions and/or accelerated drilling at the discretion of management, depending on prevailing market conditions. We will evaluate any potential opportunities for acquisitions as they arise. Given our asset base and anticipated increasing cash flows, we believe we are in a position to take advantage of any appropriately priced acquisition opportunities that may arise. However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

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

Cash and Cash Equivalents

Our total cash resources as of September 30, 2013 were $69,527,908, compared to $10,192,379 as of December 31, 2012. The increase in our cash balance was primarily attributable to the public offering completed on May 22, 2013, the private placement completed on June 4, 2013, the preferred stock issuance to White Deer Energy completed during the first quarter of 2013 and the sale of substantially all of our non-operated Williston Basin properties on September 6, 2013, offset by acquisitions and development of oil and natural gas properties, principal payments made under the Wells Fargo Facility and redemption of preferred stock.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $9,538,728 for the nine months ended September 30, 2013 compared to $8,022,951 for the nine months ended September 30, 2012. The change in the net cash provided by operating activities is primarily attributable to higher production revenue during the nine months ended September 30, 2013, offset by higher general and administrative expenses including employment and employment-related expenses.

Net Cash Used For Investment Activities

Net cash used in investment activities was $27,727,799 for the nine months ended September 30, 2013 compared to $36,640,015 for the nine months ended September 30, 2012. The change in net cash used in investment activities is primarily attributable to increased purchase and development of oil and natural gas properties in the Williston Basin, offset by proceeds from the sale of non-operated oil and natural gas properties of approximately $134.6 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $77,524,600 for the nine months ended September 30, 2013 compared to $47,972,398 for the nine months ended September 30, 2012. The change in net cash provided by financing activities for the nine months ended September 30, 2013 is primarily attributable to proceeds from the public offering completed on May 22, 2013, proceeds from the private placement completed on June 4, 2013 and proceeds from the preferred stock issuance completed on February 19, 2013, offset by repayment of borrowings under the Wells Fargo Facility and payment of preferred stock dividends and deemed dividends. Deemed dividends include the $6,250,000 premium paid on the preferred stock redemption for the nine months ended September 30, 2013. The change in net cash provided by financing activities for the nine months ended September 30, 2012 is primarily attributable to proceeds from our revolving credit facility completed in February 2012, offset by repayment of senior secured promissory notes.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

2013 Drilling Projects

For the 12-month period ending December 31, 2013, we plan to spend approximately $127.2 million to drill 12.0 net operated and 0.5 net non-operated wells in the Williston Basin, of which we have spent approximately $76.5 million through September 30, 2013. For the 12-month period ending December 31, 2013, we have also budgeted approximately $20.0 million to increase our operated acreage position in our core operated area We expect to fund our current 2013 capital expenditure budget using cash-on-hand, cash flow from operations, proceeds from assets sales, and borrowings under our revolving credit facility.

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

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of our significant accounting policies is included in Note 2—Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in such Form 10-K. There have been no significant changes in the application of our critical accounting policies during the nine-month period ended September 30, 2013.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements.  Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook, including statements related to our beliefs and intentions with respect to our growth strategy, including the amount we may invest, the location, and the scale of the drilling projects in which we intend to participate; our beliefs with respect to the potential value of drilling projects; our beliefs with regard to the impact of environmental and other regulations on our business; our beliefs with respect to the strengths of our business model; our assumptions, beliefs, and expectations with respect to future market conditions; our plans for future capital expenditures; and our capital needs, the adequacy of our capital resources, and potential sources of capital. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control and, consequently, our actual results may differ materially from those projected by any forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report, in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2013 and June 30, 2013 and in our Annual Report on Form 10-K for the year ended December 31, 2012 and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenues during the three and nine- month periods ended September 30, 2013 and 2012 generally have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil and natural gas that also increase and decrease along with oil and natural gas prices.

We entered into our Wells Fargo Facility on November 20, 2012, which allows us to enter into commodity derivative instruments, the notional volumes for which when aggregated with other commodity swap agreements and additional fixed-price physical off-take contracts then in effect, as of the date such instrument is executed, is not greater than 80% of the reasonably anticipated projected production from our proved developed producing reserves. We use of these commodity derivative instruments as a means of managing our exposure to price changes. While we structure these derivatives to reduce our exposure to changes in price associated with the derivative commodity, they also may limit the benefit we might otherwise have received from market price increases. Based on the September 30, 2013 published commodity futures price curves for crude oil, a hypothetical price increase or decrease of $1.00 per Bbl for crude oil would increase or decrease the fair value of our net commodity derivative liability by approximately $317,000.

The following table reflects open commodity swap contracts as of September 30, 2013, the associated volumes and the corresponding weighted average NYMEX reference price:

Settlement Period	Oil (Bbls)	Fixed Price
Oil Swaps
July 1, 2013 – December 31, 2013	30,870	$91.00
July 1, 2013 – December 31, 2013	12,000	90.05
July 1, 2013 – December 31, 2013	30,000	94.30
2013 Total/Average	72,870	$92.20

January 1, 2014 – December 31, 2014	103,267	$91.00
January 1, 2014 – December 31, 2014	31,000	90.05
January 1, 2014 – December 31, 2014	79,000	94.30
2014 Total/Average	213,267	$92.08

January 1, 2015 – February 28, 2015	13,876	$91.00
January 1, 2015 – February 28, 2015	5,000	90.05
January 1, 2015 – February 28, 2015	10,000	94.30
2015 Total/Average	28,876	$91.98

Interest Rate Risk

As of September 30, 2013, we had no outstanding borrowings under our Wells Fargo Facility. Our Wells Fargo Facility subjects us to interest rate risk on borrowings. This revolving credit facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to six months. To the extent the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows. Conversely, for the portion of our borrowings that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

Effective July 1, 2013, we transitioned our back-office accounting functions in-house from an outsourced third-party. While these transitions have changed the physical location within the accounting process where certain internal control points occur, the nature and extent of such internal controls remain unchanged. Therefore, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  These claims and proceedings are subject to uncertainties inherent in any litigation. However, we believe that all such litigation matters that may arise in the ordinary course are not likely to have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 18, 2013 and Item 1A. –“Risk Factors” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2013, as filed with the SEC on May 9, 2013, and June 30, 2013, as filed with the SEC on August 6, 2013, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, except as stated below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Our identified potential drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

As of September 30, 2013, we have identified approximately 313 net potential drilling locations on our acreage prospective for oil in the Bakken, Three Forks and Pronghorn Sand formations, based on industry accepted well down-spacing assumptions, including 1,280-acre DSUs in the Williston Basin, and inclusive of pending acreage acquisitions. These drilling locations, including those without proved undeveloped reserves, represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

One of our existing shareholders beneficially owns common stock and warrants to purchase a significant percentage of our common stock, and its interests may conflict with those of our other shareholders.

As of November 5, 2013, White Deer Energy L.P. beneficially owned approximately 18.5% of our outstanding common stock on a fully diluted basis, consisting of 7,878,452 shares of our common stock and a warrant to purchase 5,114,633 shares of our common stock. White Deer Energy owns 5,114,633 shares of our Series B Voting Preferred Stock, which have one vote per share and vote together with shares of our common stock. In addition, as the holder of our outstanding Series A Perpetual Preferred Stock, White Deer is entitled to appoint one member to our board of directors. As a result, White Deer Energy is able to exercise significant influence over matters requiring shareholder approval, including the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers and other significant corporate transactions. The interests of White Deer Energy with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities, may conflict with the interests of our other shareholders.

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

2.1	Purchase and Sale Agreement, dated September 6, 2013, by and among Emerald Oil, Inc., Emerald WB LLC, and USG Properties Bakken II, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 12, 2013)

10.1	Emerald Oil, Inc. Second Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 12, 2013)

10.2	Borrowing Base Letter Agreement between Emerald Oil, Inc. and Wells Fargo, National Association, dated August 9, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 13, 2013)

10.3	Employment Agreement between McAndrew Rudisill and Emerald Oil, Inc., dated September 18, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 18, 2013)

10.4	Employment Agreement between James Russell (J.R.) Reger and Emerald Oil, Inc., dated September 18, 2013. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on September 18, 2013)

10.5	Employment Agreement between Paul Wiesner and Emerald Oil, Inc., dated September 18, 2013 (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on September 18, 2013)

10.6	Employment Agreement between David Veltri and Emerald Oil, Inc., dated September 18, 2013 (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on September 18, 2013)

10.7	Second Amended and Restated Employment Agreement between Michael Krzus and Emerald Oil, Inc., dated September 18, 2013 (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on September 18, 2013)

10.8	Securities Purchase Agreement, dated September 23, 2013, among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 23, 2013)

10.9	Amendment No. 2 to the Registration Rights Agreement, dated October 17, 2013, among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 17, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 5, 2013	EMERALD OIL, INC.

/s/ McAndrew Rudisill
McAndrew Rudisill
Chief Executive Officer (principal executive officer)

/s/ Paul Wiesner
Paul Wiesner
Chief Financial Officer (principal financial officer)

