Form 10-Q
period 2014-03-31
Emerald Oil, Inc.
filed 2014-05-05
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 66,290,201 shares of Common Stock, $0.001 par value per share, outstanding.

EMERALD OIL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMERALD OIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$195,962,712	$144,255,438
Restricted Cash	6,000,000	15,000,512
Accounts Receivable – Oil and Natural Gas Sales	8,811,512	8,715,821
Accounts Receivable – Joint Interest Partners	30,846,505	31,523,204
Other Receivables	245,754	577,409
Prepaid Expenses and Other Current Assets	358,627	206,299
Total Current Assets	242,225,110	200,278,683
PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method, at cost:
Proved Oil and Natural Gas Properties	301,018,391	211,015,067
Unproved Oil and Natural Gas Properties	117,014,820	57,015,315
Equipment and Facilities	3,509,922	1,837,744
Other Property and Equipment	1,279,887	890,811
Total Property and Equipment	422,823,020	270,758,937
Less – Accumulated Depreciation, Depletion and Amortization	(54,519,514)	(48,176,522)
Total Property and Equipment, Net	368,303,506	222,582,415
Restricted Cash	4,000,000	6,000,000
Fair Value of Commodity Derivatives	—	68,396
Debt Issuance Costs, Net of Amortization	5,803,472	475,157
Deposits on Acquisitions	362,770	125,368
Other Non-Current Assets	227,207	357,644
Total Assets	$620,922,065	$429,887,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$79,263,138	$63,168,422
Fair Value of Commodity Derivatives	1,098,474	921,401
Accrued Expenses	12,149,221	11,821,729
Advances from Joint Interest Partners	3,138,800	2,205,538
Total Current Liabilities	95,649,633	78,117,090
LONG-TERM LIABILITIES
Convertible Senior Notes	172,500,000	—
Asset Retirement Obligations	1,083,597	692,137
Warrant Liability	15,899,000	15,703,000
Other Non-Current Liabilities	51,123	56,327
Total Liabilities	285,183,353	94,568,554

COMMITMENTS AND CONTINGENCIES

Preferred Stock – Par Value $.001; 20,000,000 Shares Authorized;
Series B Voting Preferred Stock – 5,114,633 issued and outstanding at March 31, 2014 and December 31, 2013. Liquidation preference value of $5,115 as of March 31, 2014 and December 31, 2013.	5,000	5,000

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001; 500,000,000 Shares Authorized, 66,283,464 and 65,840,370 Shares Issued and Outstanding, respectively	66,283	65,840
Additional Paid-In Capital	418,371,593	416,301,344
Accumulated Deficit	(82,704,164)	(81,053,075)
Total Stockholders’ Equity	335,733,712	335,314,109
Total Liabilities and Stockholders’ Equity	$620,922,065	$429,887,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
REVENUES
Oil Sales	$18,434,808	$7,993,902
Natural Gas Sales	634,064	223,079
Net Losses on Commodity Derivatives	(798,853)	(767,604)
Total Revenues	18,270,019	7,449,377
OPERATING EXPENSES
Production Expenses	2,617,244	1,039,532
Production Taxes	2,088,736	701,856
General and Administrative Expenses	8,492,004	5,388,813
Depletion of Oil and Natural Gas Properties	6,277,232	3,156,978
Depreciation and Amortization	65,760	22,995
Accretion of Discount on Asset Retirement Obligations	15,720	6,212
Total Operating Expenses	19,556,696	10,316,386

LOSS FROM OPERATIONS	(1,286,677)	(2,867,009)

OTHER INCOME (EXPENSE)
Interest Expense	(172,086)	(179,490)
Warrant Revaluation Expense	(196,000)	(3,439,000)
Other Income	3,676	676
Total Other Expense, Net	(364,410)	(3,617,814)

LOSS BEFORE INCOME TAXES	(1,651,087)	(6,484,823)

INCOME TAX PROVISION	—	—

NET LOSS	(1,651,087)	(6,484,823)
Less: Preferred Stock Dividends and Deemed Dividends	—	(616,438)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,651,087)	$(7,101,261)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.28)

Weighted Average Shares Outstanding – Basic and Diluted	66,171,875	25,692,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,651,087)	$(6,484,823)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depletion of Oil and Natural Gas Properties	6,277,232	3,156,978
Depreciation and Amortization	65,760	22,995
Amortization of Debt Issuance Costs	60,433	22,203
Accretion of Discount on Asset Retirement Obligations	15,720	6,212
Net Losses on Commodity Derivatives	798,853	767,604
Net Cash Settlements Paid on Commodity Derivatives	(553,383)	(149,208)
Warrant Revaluation Expense	196,000	3,439,000
Share-Based Compensation Expense	3,695,303	1,307,986
Changes in Assets and Liabilities:
(Increase) Decrease in Trade Receivables – Oil and Natural Gas Revenues	(95,691)	1,330,271
(Increase) Decrease in Accounts Receivable – Joint Interest Partners	676,699	(7,023,135)
Decrease in Other Receivables	331,655	903,198
(Increase) in Prepaid Expenses and Other Current Assets	(152,328)	(25,813)
(Decrease) in Other Non-Current Assets	130,437	85,675
Increase in Accounts Payable	1,437,236	531,714
Increase (Decrease) in Accrued Expenses	(1,933,484)	407,417
Increase in Other Non-Current Liabilities	(5,204)	—
Increases in Advances from Joint Interest Partners	933,262	1,414,686
Increase in Deposits Received for Assets Available for Sale	—	664,862
Net Cash Provided By Operating Activities	10,227,413	377,822
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Property and Equipment	(389,076)	(73,480)
Restricted Cash Released	11,000,512	—
Payments of Restricted Cash	(2,648,721)	—
Increase in Deposits for Acquisitions	(237,402)	—
Use of Prepaid Drilling Costs	—	98,155
Proceeds from Sale of Oil and Natural Gas Properties, Net of Transaction Costs	238,069	9,673,953
Investment in Oil and Natural Gas Properties	(133,570,168)	(22,718,360)
Net Cash Used For Investing Activities	(125,606,786)	(13,019,732)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Preferred Stock, Net of Transaction Costs	—	47,183,994
Proceeds from Issuance of Convertible Senior Notes, Net of Transaction Costs	167,111,252	—
Advances on Revolving Credit Facility and Term Loan	35,000,000	—
Payments on Revolving Credit Facility	(35,000,000)	(8,323,650)
Preferred Stock Dividends and Deemed Dividends	—	(616,438)
Cash Paid for Finance Costs	(24,605)	—
Net Cash Provided by Financing Activities	167,086,647	38,243,906
NET INCREASE IN CASH AND CASH EQUIVALENTS	51,707,274	26,601,996
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	144,255,438	10,192,379
CASH AND CASH EQUIVALENTS – END OF PERIOD	$195,962,712	$35,794,375
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$—	$163,663
Cash Paid During the Period for Income Taxes	$—	$—
Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Account Payable	$74,798,660	$31,784,701
Stock-Based Compensation Capitalized to Oil and Natural Gas Properties	$660,969	$99,552
Asset Retirement Obligation Costs and Liabilities	$375,740	$47,141
Common Stock Issued for Oil and Natural Gas Properties	$—	$6,736,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

NOTE 1  ORGANIZATION AND NATURE OF BUSINESS

Description of Operations —  Emerald Oil, Inc., a Montana corporation (“Emerald,” the “Company,” “we,” “us,” or “our”), is a Denver-based independent exploration and production company that is focused on acquiring acreage and developing wells in the Williston Basin of North Dakota and Montana. We believe the location, size and concentration of our acreage in our core project areas create an opportunity for us to achieve cost, recovery and production efficiencies through the large-scale development of our project inventory. The Company designs, drills and operates oil and natural gas wells on acreage where it holds a controlling working interest.

NOTE 2  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when incurred. The condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods. The interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in these consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013.

Interim financial results should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2013, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Restricted Cash

Restricted cash included in current and long-term assets on the condensed consolidated balance sheets totaled $10 million and $21 million at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, the $10 million balance related to a drilling commitment agreement entered into pursuant to oil and natural gas leases. As of December 31, 2013, there was an additional $11.0 million of restricted cash related to a portion of proceeds from a leasehold sale held in escrow until finalization of standard due diligence procedures. On February 21, 2014, $8.6 million was released to the Company, with the remaining $2.4 million returned to the buyer for purchase price adjustments.

Accounts Receivable

The Company records estimated oil and natural gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables during the three months ended March 31, 2014 and 2013.

Full Cost Method

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisitions, and exploration activities. For the three months ended March 31, 2014 and 2013, the Company capitalized $1,384,982 and $315,792, respectively, of internal salaries, which included $660,969, and $99,552, respectively, of stock-based compensation. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company capitalized no interest in the three months ended March 31, 2014 and 2013.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. No gain or loss was recognized on any sales during the three months ended March 31, 2014 and 2013. The Company engages in acreage trades in the Williston Basin, but these trades are generally for acreage that is similar both in terms of geographic location and potential resource value.

The Company assesses all items classified as unproved property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization. For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company included $1,730,292 and $3,020,485, respectively, related to expiring leases within costs subject to the depletion calculation.

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, which is tested on a quarterly basis, an impairment is recognized. The present value of estimated future net revenues is computed by applying prices based on a 12-month unweighted average of the oil and natural gas prices in effect on the first day of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. The Company performs this ceiling calculation each quarter. Any required write-downs are included in the consolidated statement of operations as an impairment charge. No ceiling test impairment was required during the three months ended March 31, 2014 or 2013.

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

Revenue Recognition and Natural Gas Balancing

The Company recognizes oil and natural gas revenues from its interests in producing wells when production is delivered and title has transferred to the purchaser, to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation. As of March 31, 2014 and December 31, 2013, the Company’s natural gas production was in balance, i.e., its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled the Company’s entitled interest in natural gas production from those wells.

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

On May 27, 2011, the shareholders of the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”), under which 714,286 shares of common stock were reserved. On October 22, 2012, the shareholders of the Company approved an amendment to the 2011 Plan to increase the number of shares available for issuance under the 2011 Plan to 3,500,000 shares. On July 10, 2013, the shareholders of the Company approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to 9,800,000 shares. The purpose of the 2011 Plan is to promote the success of the Company and its affiliates by facilitating the employment and retention of competent personnel and by furnishing incentives to those officers, directors and employees upon whose efforts the success of the Company and its affiliates will depend to a large degree. It is the intention of the Company to carry out the 2011 Plan through the granting of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and stock appreciation rights. As of March 31, 2014, 1,393,226 stock options and 4,301,314 shares of common stock and restricted stock units had been issued to officers, directors and employees under the 2011 Plan net of cancelations and forfeitures, including 1,871,918 nonvested restricted stock units. As of March 31, 2014, there were 4,105,460 shares available for issuance under the 2011 Plan.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of nonvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three months ended March 31, 2014 and 2013, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

 As of March 31, 2014, (i) 1,871,918 nonvested restricted stock units were issued and outstanding and represent potentially dilutive shares; (ii) 558,917 stock options were issued and presently exercisable and represent potentially dilutive shares; (iii) 891,443 stock options were granted but are not presently exercisable and represent potentially dilutive shares; (iv) 5,114,633 warrants were issued and presently exercisable, which have an exercise price of $5.77 and represent dilutive shares; (v) 223,293 warrants were issued and presently exercisable, which have an exercise price of $6.86 and represent potentially dilutive shares; (vi) 892,858 warrants were issued and presently exercisable, which have an exercise price of $49.70 and represent potentially dilutive shares; and (vii) $172.5 million of convertible senior notes convertible as of March 31, 2014 and represent potentially dilutive shares.

Derivative and Other Financial Instruments

Commodity Derivative Instruments

The Company has entered into commodity derivative instruments, utilizing oil derivative swap contracts to reduce the effect of price changes on a portion of future oil production. The Company’s commodity derivative instruments are measured at fair value and are included in the consolidated balance sheet as derivative assets and liabilities. Net gains and losses are recorded based on the changes in the fair values of the derivative instruments. The Company’s valuation estimate takes into consideration the counterparties’ credit worthiness, the Company’s credit worthiness, and the time value of money. The consideration of the factors results in an estimated exit price for each derivative asset or liability under a market place participant’s view. Management believes that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments (see Note 12 – Derivative Instruments and Price Risk Management).

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

As a part of a securities purchase agreement entered into in February 2013 with affiliates of White Deer Energy L.P. (see Note 5 – Preferred and Common Stock), the Company issued warrants that contain a put and other liability type provisions. Accordingly, these warrants are accounted for as a liability. This warrant liability is accounted for at fair value with changes in fair value reported in the consolidated statement of operations.

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

NOTE 3  OIL AND NATURAL GAS PROPERTIES

The value of the Company’s oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed consolidated statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  The Company has historically funded acquisitions with internal cash flow, the issuance of equity securities and short-term borrowings under its revolving credit facility.

Acquisitions

On February 13, 2014, the Company acquired approximately 19,500 net acres located in Williams and McKenzie Counties, North Dakota from an unrelated third party for approximately $69.2 million in cash. Net daily production from the acreage was approximately 300 Boe/d as of January 1, 2014, the effective date of the transaction. The acquisition was accounted for as an asset purchase. Related transaction costs were capitalized to oil and natural gas properties.

In February 2014, the Company acquired approximately 5,900 net acres of undeveloped leasehold located in McKenzie and Billings Counties, North Dakota from an unrelated third party for approximately $10.3 million in cash.

NOTE 4  RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with affiliates of White Deer Energy L.P. (“White Deer Energy”), pursuant to which the Company issued to White Deer Energy 500,000 shares of Series A Perpetual Preferred Stock (“Series A Preferred Stock”), 5,114,633 shares of Series B Voting Preferred Stock (“Series B Preferred Stock”) and warrants to purchase an initial aggregate amount of 5,114,633 shares of the Company’s common stock at an initial exercise price of $5.77 per share, for an aggregate $50 million. Pursuant to the purchase agreement, White Deer Energy obtained the right to designate one member of the Company’s board of directors as long as White Deer Energy held any shares of Series A Preferred Stock. White Deer Energy designated Thomas J. Edelman as its initial director. For additional information regarding the Securities Purchase Agreement with White Deer Energy, see Note 5 — Preferred and Common Stock.

The transaction was subject to customary closing conditions, as well as the execution and delivery of certain other agreements, including a registration rights agreement. Under the terms of the registration rights agreement, as amended, the Company agreed to file with the Securities and Exchange Commission (the “SEC”), within 30 days upon receipt of notice from White Deer Energy, a shelf registration statement covering resales of the 5,114,633 shares of Company common stock issuable upon exercise of the warrants and use commercially reasonable efforts to cause such registration statement to be declared effective within 120 days after the filing thereof. In June 2013 and October 2013, the Company amended the registration rights agreement to include 2,785,600 shares of Company common stock and 5,092,852 shares of Company common stock, respectively, issued to White Deer Energy in connection with subsequent private placements. On April 19, 2014, the Company received a request from White Deer Energy to register the shares of Company common stock and the shares of Company common stock underlying the warrants held by White Deer Energy. The Company intends to file the resale shelf registration statement with the SEC in May 2014.

NOTE 5  PREFERRED AND COMMON STOCK

Preferred Stock

On February 19, 2013, the Company issued to White Deer Energy 500,000 shares of Series A Preferred Stock, 5,114,633 shares of Series B Preferred Stock and warrants to purchase an initial aggregate 5,114,633 shares of the Company’s common stock at an initial exercise price of $5.77 per share, in exchange for an aggregate $50 million. The warrants are exercisable until December 31, 2019.

On various dates throughout 2013, the Company redeemed the Series A Preferred Stock, including principal of $50,000,000 and redemption premiums of $6,250,000, and no shares of Series A Preferred Stock remained outstanding as of March 31, 2014. For each redemption, the redemption premium was treated as a dividend and recorded as a return of equity to White Deer Energy through a charge to the Company’s additional paid-in capital. For the three months ended March 31, 2014 and 2013, the Company paid dividends on the Series A Preferred Stock of $0 and $616,438, respectively.

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

The warrants entitle White Deer Energy to acquire 5,114,633 shares of common stock at $5.77 per share and surrendering an equal number of shares of Series B Preferred Stock to the Company. See Note 12 – Derivative Instruments and Price Risk Management – Warrant Liability for further discussion of the warrants.

Upon a change of control or liquidation event, as defined in the Securities Purchase Agreement, White Deer Energy had the right, but not the obligation, to elect to receive from the Company, in exchange for all, but not less than all, shares of Series A Preferred Stock, Series B Preferred Stock and the warrants, as well as shares of common stock issued upon exercise of the warrant that were then held by White Deer Energy, an additional cash payment necessary to achieve a minimum internal rate of return of 25%. Upon the final redemption of the shares Series A Preferred Stock on October 15, 2013, the Company and White Deer Energy agreed the minimum internal rate of return had been achieved and no additional cash payment to White Deer Energy would be necessary upon a change of control or liquidation event.

The Company recorded the private placement by recognizing the fair value of the Series A Preferred Stock at $38,552,994 (net of offering costs of $2,816,006), Series B Preferred Stock at $5,000 and a warrant liability of $8,626,000 at time of issuance. The Company accreted the Series A Preferred Stock to the liquidation or redemption value when it became probable that the event or events underlying the liquidation or redemption of the Series A Preferred Stock were probable. The Company recognized all issuance discount accretion related to the partial redemptions of preferred stock on June 20, 2013, August 30, 2013 and October 15, 2013. There was no issuance discount remaining as of March 31, 2014.

A summary of the preferred stock transaction components as of March 31, 2014 and December 31, 2013 is provided below:

	March 31, 2014	December 31, 2013
Series A Preferred Stock	$—	$—
Series B Preferred Stock	5,000	5,000
Warrant Liability	15,899,000	15,703,000
Total	$15,904,000	$15,708,000

Restricted Stock Awards and Restricted Stock Unit Awards

The Company incurred compensation expense associated with restricted stock and restricted stock units granted of $3,459,930 and $913,298 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there were 1,871,918 nonvested restricted stock units and $8,211,665 associated remaining unrecognized compensation expense, which is expected to be recognized over the weighted-average period of 0.90 years. The Company capitalized compensation expense associated with the restricted stock and restricted stock units of $439,715 and $37,954 to oil and natural gas properties for the three months ended March 31, 2014 and 2013, respectively. A total of 537,817 restricted stock units associated with severance to a prior officer of the Company vested on a modified and accelerated schedule on January 19, 2014, including 442,708 restricted stock units that were nonvested as of December 31, 2013 and 95,109 restricted common shares that were granted on January 17, 2014. All of the accelerated amortization expense associated with these awards was recognized prior to 2014.

A summary of the restricted stock units and restricted stock shares activity during the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and restricted stock units at January 1, 2014	2,082,187	$5.73

Granted	264,134	7.48
Canceled	—	—
Vested and forfeited for taxes	(189,762)	4.20
Vested and issued	(284,641)	5.22

Non-vested restricted stock and restricted stock units at March 31, 2014	1,871,918	$6.11

NOTE 6  STOCK OPTIONS AND WARRANTS

Stock Options

On January 10, 2014, the Company granted stock options to certain employees to purchase a total of 295,800 shares of common stock exercisable at $7.48 per share. The options vest on an annual basis over 36 months with 98,600 options vesting on January 10, 2015, 2016 and 2017. The total fair value of stock options granted during the three months ended March 31, 2014 was calculated using the Black-Scholes valuation model based on factors present at the time the options were granted.

The following assumptions were used for the Black-Scholes model to value the options granted during the three-month period ended March 31, 2014.

Risk free rates	0.77% to 1.20%
Dividend yield	0%
Expected volatility	62.08% to 67.70%
Weighted average expected life	3.5 years

The impact on the Company’s statement of operations of stock-based compensation expense related to options granted for the three months ended March 31, 2014 and 2013 was $235,373 and $394,688, respectively, net of $0 tax. The Company capitalized $221,254, and $61,598 in compensation to oil and natural gas properties related to outstanding options for the three months ended March 31, 2014 and 2013, respectively. A total of 44,643 stock options associated with severance to a prior officer of the Company vested on a modified and accelerated schedule on January 19, 2014. All of the accelerated amortization expense associated with these awards was recognized prior to 2014. There was $1,921,050 of total unrecognized compensation cost related to nonvested stock options granted as of March 31, 2014. The remaining cost is expected to be recognized over a weighted-average period of 1.42 years. These estimates are subject to change based on a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancelations and the issuance of new options.

	2013	2012	2011
Risk free rates	0.48% to 2.12%	0.17% to 1.20%	0.91% to 0.96%
Dividend yield	0%	0%	0%
Expected volatility	64.64% to 79.50%	69.70% to 78.99%	85.90% to 86.17%
Weighted average expected life	5 years	4 years	3 years

A summary of the stock options activity during the three months ended March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2014	1,158,860	$8.90

Granted	295,800	7.48
Canceled	(4,300)	6.77
Exercised	—	—

Balance outstanding at March 31, 2014	1,450,360	$8.61

Options exercisable at March 31, 2014	558,917	$10.44

At March 31, 2014, stock options outstanding were as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Number of Options Outstanding	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price
2014	295,800	4.78	$7.48	—	—	$—
2013	501,001	6.69	7.18	75,001	7.03	6.43
2012	524,999	2.37	7.61	355,356	1.91	7.50
Prior	128,560	1.89	20.90	128,560	1.89	20.90

Total	1,450,360	4.31	$8.61	558,917	2.59	$10.44

Warrants

The table below reflects the status of warrants outstanding at March 31, 2014:

	Warrants	Exercise Price	Expiration Date
December 1, 2009	37,216	$6.86	December 1, 2019
December 31, 2009	186,077	$6.86	December 31, 2019
February 8, 2011	892,858	$49.70	February 8, 2016
February 19, 2013	5,114,633	$5.77	December 31, 2019
Total	6,230,784

No warrants expired or were forfeited during the three months ended March 31, 2014. All of the compensation expense related to the applicable vested warrants issued to employees has been expensed by the Company prior to 2012. All warrants outstanding were exercisable at March 31, 2014. See Note 12 – Derivative Instruments and Price Risk Management for details on the treatment of the warrants issued on February 19, 2013.

NOTE 7 REVOLVING CREDIT FACILITY

On November 20, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent (“Wells Fargo”), and the lenders party thereto. The Credit Agreement is a senior secured reserve-based revolving credit facility with a maximum commitment of $400 million (the “Wells Fargo Facility”). As of March 31, 2014, the Wells Fargo Facility was undrawn and had a borrowing base of $75.0 million. In connection with the closing of the offering of the 2.0% Convertible Notes described in Note 8 – Convertible Notes below, the Company amended the Credit Agreement with Wells Fargo on March 24, 2014 to provide for the issuance of the Convertible Notes and adjusted the debt to EBITDA ratio financial covenant to include a cash component deduction from total debt for any fiscal quarter ending in calendar year 2014.

Amounts borrowed under the Wells Fargo Facility will mature on November 20, 2017, and upon such date, any amounts outstanding under the Wells Fargo Facility are due and payable. Redeterminations of the borrowing base will be on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The annual interest cost, which is dependent upon the percentage of the borrowing base utilized, is, at the Company’s option, based on either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest exceed the maximum interest rate allowed by any current or future law.  Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at the Company’s option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. The Company also pays a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of March 31, 2014, the annual interest rate on the Wells Fargo Facility was 0.375% which is the minimum commitment fee, as no funds were drawn against the Wells Fargo Facility.

A portion of the Wells Fargo Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. The Company will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of March 31, 2014, the Company has not obtained any letters of credit under the Wells Fargo Facility.

Each of the Company’s subsidiaries is a guarantor under the Wells Fargo Facility. The Wells Fargo Facility is secured by first priority, perfected liens and security interests on substantially all assets of the Company and the guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Agreement contains customary covenants that include, among other things: limitations on the ability of the Company to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Agreement also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 3.50 to 1.00, and (c) a fixed charge coverage ratio for any four fiscal quarters of at least 3.00 to 1.00. Pursuant to the amendment to the Credit Agreement on March 24, 2014, for any fiscal quarter ending in calendar year 2014, total debt is reduced by cash equivalents less $10,000,000 to calculate the total debt to EBITDA ratio. The Company was in compliance with all covenants as of March 31, 2014.

The principal balance amount on the Credit Agreement was undrawn as of March 31, 2014 and December 31, 2013. The Company drew $35.0 million on the Wells Fargo Facility on February 13, 2014 in connection with an acquisition (see Note 3 – Oil and Natural Gas Properties) and paid the balance in full on March 24, 2014.

On May 1, 2014, the borrowing base was redetermined and the Company entered into an amendment to the Credit Agreement. See Note 14 – Subsequent Events for details.

NOTE 8 CONVERTIBLE NOTES

On March 24, 2014, the Company completed a private placement of $172.5 million in aggregate principal amount of 2.0% Convertible Notes (the “Convertible Notes”), and entered into an indenture, or the Indenture governing the Convertible Notes, with U.S. Bank National Association, as trustee. The Convertible Notes accrue interest at a rate of 2.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The Convertible Notes mature on April 1, 2019. The Convertible Notes are the Company’s unsecured senior obligations and are equal in right of payment to the Company’s existing and future senior indebtedness. The Convertible Notes were convertible as of March 31, 2014. However, the Company does not believe conversion will take place as the market price of the Convertible Notes is currently above the estimated conversion value, and in the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. As a result, the Convertible Notes have been classified as long-term debt as of March 31, 2014.

The net proceeds from the offering were $167.1 million, after deducting commissions and the offering expenses payable by the Company. A portion of the net proceeds were used to repay all of the outstanding borrowings under the Wells Fargo Facility, and the remaining net proceeds have been and will be used for general corporate purposes, including funding a portion of the Company’s drilling and development program and potential acquisitions. The Company’s transaction costs in conjunction with the transaction will be amortized to interest expense over the five-year term of the Convertible Notes.

The Convertible Notes and the common stock issuable upon conversion of the Convertible Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Convertible Notes were offered and sold to the initial purchasers in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2). The Convertible Notes were resold by the initial purchasers to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes. The conversion rate for the Convertible Notes is initially 113.9601 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $8.78 per share of the Company’s common stock), subject to certain anti-dilution adjustments as provided in the Indenture. A holder that surrenders its Convertible Notes for conversion in connection with a Make-Whole Fundamental Change (as defined in the Indenture) that occurs before the maturity date may in certain circumstances be entitled to an increased conversion rate. If the Company undergoes a Fundamental Change (as defined in the Indenture), subject to certain conditions, the holder of the Convertible Notes will have the option to require the Company to repurchase all or any portion of its Convertible Notes for cash. The fundamental change purchase price will be 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the fundamental change purchase date. The Company may not redeem the Convertible Notes prior to their maturity, and no sinking fund is provided for the Convertible Notes.

The Company does not intend to file a shelf registration statement for resale of the Convertible Notes or the shares of its common stock issuable upon conversion of the Convertible Notes. The Company will, however, be required to pay additional interest in respect of the Convertible Notes under specified circumstances. As a result, holders may only resell the Convertible Notes or shares of the Company’s common stock issued upon conversion of the Convertible Notes, if any, pursuant to an exemption from the registration requirements of the Securities Act and other applicable securities laws.

The Indenture contains customary terms and covenants and events of default. If an Event of Default (as defined in the Indenture) occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Convertible Notes may declare by written notice all the Convertible Notes to be immediately due and payable in full. The Company was in compliance with all covenants as of March 31, 2014.

NOTE 9  ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of its proved oil and natural gas properties and related facilities. Under the provisions of ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depleted using the units of production method. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.5% for each of the periods presented); and (iv) a credit-adjusted risk-free interest rate (average of 7.0% for each of the periods presented). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of ASC 410-20-25 for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
Beginning Asset Retirement Obligation	$692,137	$296,074
Revision of Previous Estimates	—	165,968
Liabilities Incurred or Acquired	375,740	510,271
Accretion of Discount on Asset Retirement Obligations	15,720	32,449
Liabilities Associated with Properties Sold	—	(312,625)
Ending Asset Retirement Obligation	$1,083,597	$692,137

NOTE 10  INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2014 and December 31, 2013, the Company maintained a full valuation allowance for all deferred tax assets.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company’s policy is to recognize transfer in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below for the periods presented. These valuation policies are determined by the Company’s Vice President of Accounting and approved by the Chief Financial Officer. The valuation policies are discussed with the Company’s Audit Committee as deemed appropriate. Each quarter, the Vice President of Accounting and Chief Financial Officer update the inputs used in the fair value measurement and internally review the changes from period to period for reasonableness. The Company uses data from peers as well as external sources in the determination of the volatility and risk free rates used in the Company’s fair value calculations. A sensitivity analysis is performed as well to determine the impact of inputs on the ending fair value estimate.

Fair Value on a Recurring Basis

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2014:

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant Liability – Long Term Liability	$—	$—	$(15,899,000)
Commodity Derivatives – Current Liability (oil swaps)	—	(1,098,474)	—
Total	$—	$(1,098,474)	$(15,899,000)

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet as of December 31, 2013:

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

Level 2 assets consist of commodity derivative assets and liabilities (see Note 12 – Derivative Instruments and Price Risk Management).  The fair value of the commodity derivative assets and liabilities are estimated by the Company using the income valuation techniques utilizing an option pricing or discounted cash flow model, as appropriate, which take into account notional quantities, market volatility, market prices, contract parameters and discount rates based on published LIBOR rates. The Company validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets.  Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives. Significant changes in the quoted forward prices for commodities and changes in market volatility generally leads to corresponding changes in the fair value measurement of the Company’s oil derivative contracts. The fair value of all derivative contracts is reflected on the consolidated balance sheets.

A rollforward of Level 3 warrants liability measured at fair value using Level 3 on a recurring basis is as follows (in thousands):

Balance, at January 1, 2013	$—
Purchases, issuances, and settlements	(8,626,000)
Change in Fair Value of Warrant Liability	(7,077,000)
Transfers	—
Balance, at December 31, 2013	(15,703,000)
Change in Fair Value of Warrant Liability	(196,000)
Balance, at March 31, 2014	$(15,899,000)

The fair value of the warrants upon issuance to White Deer Energy on February 19, 2013 was recorded at $8,626,000. The warrant revaluation expense was $196,000 for the three months ended March 31, 2014 and is included in Other Income/Expense on the accompanying Condensed Consolidated Statements of Operations. See discussion of assumptions used in valuing the warrants at Note 12 – Derivative Instruments and Price Risk Management.

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

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligation is presented in Note 9 – Asset Retirement Obligation.

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, the Convertible Notes and the Wells Fargo Facility. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities. The book value of the Wells Fargo Facility approximates fair value because of its floating rate structure. The Company has classified the valuations of the Convertible Notes and Wells Fargo Facility under Level 2 item of the fair value hierarchy.

NOTE 12 DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

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

The Company has a master netting agreement on each of the individual oil contracts. Therefore, the current asset and liability are netted on the consolidated balance sheet, and the non-current asset and liability are netted on the condensed consolidated balance sheet.

The following table reflects open commodity swap contracts as of March 31, 2014, the associated volumes and the corresponding weighted average NYMEX reference price:

Settlement Period	Oil (Bbls)	Fixed Price
Oil Swaps
April 1, 2014 – December 31, 2014	74,818	$91.00
April 1, 2014 – December 31, 2014	22,000	90.05
April 1, 2014 – December 31, 2014	54,000	94.30
April 1, 2014 – December 31, 2014	24,800	94.18
April 1, 2014 – December 31, 2014	226,080	97.38
2014Total/Average	401,698	$95.18

January 1, 2015 – February 28, 2015	13,876	$91.00
January 1, 2015 – February 28, 2015	5,000	90.05
January 1, 2015 – February 28, 2015	10,000	94.30
January 1, 2015 – February 28, 2015	8,100	94.18
2015Total/Average	36,976	$92.46

The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the three months ended March 31, 2014 and 2013.

	2014	2013
Beginning fair value of commodity derivatives	$(853,005)	$(181,248)
Total losses on commodity derivatives	(798,852)	(767,604)
Cash settlements paid on commodity derivatives	553,383	149,208
Ending fair value of commodity derivatives	$(1,098,474)	$(799,644)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company has netting arrangements with Wells Fargo that provide for offsetting payables against receivables from separate derivative instruments.

Warrant Liability

The warrants issued to White Deer Energy pursuant to the Securities Purchase Agreement are classified as liabilities on the consolidated balance sheets because the warrants contain a contingent put and other liability type provisions (see Note 5 – Preferred and Common Stock). The shares underlying the warrants are contingently redeemable and are subject to remeasurement at each balance sheet date, and any changes in fair value will be recognized as a component of other (expense) income on the accompanying consolidated statements of operations.

The Company estimated the value of the warrants issued with the Securities Purchase Agreement on the date of issuance to be $8,626,000, or $1.69 per warrant, using the Monte Carlo model with the following assumptions: a term of 1,798 trading days, exercise price of $5.77, volatility rate of 40%, and a risk-free interest rate of 1.38%. The Company remeasured the warrants as of March 31, 2014, using the following assumptions: a term of 1,440 trading days, exercise price of $5.77, stock price of $6.72, volatility rate of 40%, and a risk-free interest rate of 2.5%. As of March 31, 2014, the fair value of the warrants was $15,899,000, and was recorded as a liability on the accompanying consolidated balance sheets. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

NOTE 13 COMMITMENTS AND CONTINGENCIES

The Company may be subject to litigation claims and governmental and regulatory proceedings from time to time arising in the ordinary course of business.  These claims and proceedings are subject to uncertainties inherent in any litigation or proceedings. However, the Company believes that all such litigation matters and proceedings arising in the ordinary course of business are not likely to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

NOTE 14 SUBSEQUENT EVENTS

Wells Fargo Facility Amendment

On May 1, 2014, the Company amended and restated its senior secured revolving credit facility (“Restated Facility”) with Wells Fargo Bank N.A. as administrative agent for the lenders party to the credit agreement. The Restated Facility provides up to $400 million in borrowing with an initial borrowing base of $100 million; an increase of $25 million from the last borrowing base determination. The maturity date of the Restated Facility is September 30, 2018, and upon such date, any amounts outstanding under the Restated Facility are due and payable in full. Redeterminations of the borrowing base will be on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

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

A portion of the Restated Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. The Company will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of March 31, 2014, the Company has not obtained any letters of credit under the existing facility.

Each of the Company’s subsidiaries is a guarantor under the Restated Facility. The Restated Facility is secured by first priority, perfected liens and security interests on substantially all assets of the Company and the guarantors, including a pledge of their ownership in their respective subsidiaries.

The Restated Facility contains customary covenants that include, among other things: limitations on the ability of the Company to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Restated Facility also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 3.50 to 1.00. For any fiscal quarter ending in calendar year 2014, total debt is reduced by cash equivalents less $10,000,000 for purposes of calculating the total debt to EBITDA ratio.

The Restated Facility allows the Company to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months later provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

As of May 5, 2014, the Company has not drawn on the Restated Facility.

Derivative Instruments

Subsequent to March 31, 2014, the Company executed the following NYMEX West Texas Intermediate oil derivative swap contracts as indicated below:

Trade Date/Instrument	Settlement Period	Oil (Bbls)	Settlement Price

April 8, 2014 Swap	May 1, 2014 – December 31, 2014	471,000	$96.83
April 14, 2014 Swap	January 1, 2015 – March 31, 2015	30,000	$93.50
April 15, 2014 Swap	January 1, 2015 – March 31, 2015	15,000	$93.63
April 16, 2014 Swap	January 1, 2015 – March 31, 2015	15,000	$94.25
Total Volume/Weighted Average Settlement Price		531,000	$96.48

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

Our Williston Basin acreage is located primarily in McKenzie and Williams counties of North Dakota and Richland County of Montana. Our primary geologic targets are the Bakken Pool where our primary objectives are the dolomitic, sandy interval between the two Bakken Shales at an approximate vertical depth of 10,600-11,300 feet and the Three Forks that is present immediately below the lower Bakken Shale. We also target the Pronghorn Sand formation, located primarily in Billings and Stark counties of North Dakota and run along the Bakken shale pinch-out in the Southern Williston Basin. Our operations are in an area that we believe has high reservoir pressure and a high degree of thermal maturity, which is prospective for both the Middle Bakken and multiple benches within the Three Forks. We currently operate a three-rig drilling program, after adding a rig in late March 2014.

Assets and Acreage Holdings

As of March 31, 2014, we had approximately 91,000 net acres in the Williston Basin. We operate approximately 68,000 net acres, or 75% of our total net acreage.

Our acreage holdings are comprised of the operating areas below:

•	56,000 net acres in the Low Rider area of McKenzie County, North Dakota;

•	4,000 net acres in the Easy Rider area of Williams County, North Dakota in the West Nesson area of the Williston Basin;

•	8,000 net acres in the Richland area of Richland County, Montana;

•	4,000 net acres in the Pronghorn Sand formation in Stark and Billings Counties, North Dakota in the core of the Pronghorn field; and

•	19,000 net acres in the Lewis & Clark area of McKenzie County, North Dakota south of the Low Rider area.

2014 Capital Development Plan

Our operated drilling program creates higher rate of return opportunities while allowing us to control the deployment of our capital development budget. We expect to fund our current 2014 capital expenditure budget using cash on hand, cash flow from operations and borrowings under our revolving credit facility. We may consider funding growth opportunities beyond our current 2014 capital expenditure budget with future capital markets activity if we believe the transaction to be accretive to our shareholders.

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

We added a third high specification drilling rig to accelerate development of our Williston Basin operated leasehold, which commenced drilling in March 2014. For the 12-month period ending December 31, 2014, we plan to spend approximately $250.0 million to drill 25.2 net operated wells in the Williston Basin. We had incurred $56.0 million in drilling and completion costs in our operating well program through March 31, 2014. We have budgeted approximately $150.0 million to increase our working interests in our core operated areas along with continuing to grow our overall operated acreage position in the Williston Basin. We had incurred $88.4 million toward our acquisition budget through March 31, 2014.

The Low Rider area, which is our core operated area, consists of approximately 56,000 net acres that are primarily located in McKenzie County, North Dakota. Our average working interest in our operated wells in the Low Rider area as of March 31, 2014 was approximately 75%, and we continue to work toward increasing our average working interest in the area. As of March 31, 2014, we had approximately 18 gross (13.18 net) producing operated wells in the Williston Basin, excluding producing wells included in acreage acquisitions in 2013 and the first quarter of 2014 developed outside of Emerald’s operated well program. We had 17 gross (12.2 net) operated Bakken and Three Forks wells that were in the process of being drilled, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation as of March 31, 2014. As of March 31, 2014, we were running a three-rig horizontal development program in the Low Rider area.

Recent Developments

Convertible Note Offering

On March 24, 2014, we completed a private placement of $172.5 million in aggregate principal amount of 2.0% Convertible Notes (the “Convertible Notes”), and entered into an indenture, or the Indenture governing the Convertible Notes, with U.S. Bank National Association as trustee. The Convertible Notes accrue interest at a rate of 2.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The Convertible Notes mature on April 1, 2019. The Convertible Notes are our unsecured senior obligations and are equal in right of payment to our existing and future senior indebtedness. The Convertible Notes have been classified as long-term debt as March 31, 2014.

The net proceeds from the offering were $167.1 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. A portion of the net proceeds from the Convertible Notes were used to repay all of the outstanding borrowings under our revolving credit facility, and the remainder of the net proceeds have been and will be used for general corporate purposes, including funding a portion of our drilling and development program and potential acquisitions.

The Convertible Notes and the common stock issuable upon conversion of the Convertible Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Convertible Notes were offered and sold to the initial purchasers in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2). The Convertible Notes were resold by the initial purchasers to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes. The conversion rate for the Convertible Notes is initially 113.9601 shares of our common stock per $1,000 principal amount of Convertible Notes (which represents an initial conversion price of approximately $8.78 per share of our common stock), subject to certain anti-dilution adjustments as provided in the Indenture. A holder that surrenders its Convertible Notes for conversion in connection with a Make-Whole Fundamental Change (as defined in the Indenture) that occurs before the maturity date may in certain circumstances be entitled to an increased conversion rate. If we undergo a Fundamental Change (as defined in the Indenture), subject to certain conditions, the holder of the Convertible Notes will have the option to require us to repurchase all or any portion of its Convertible Notes for cash. The Fundamental Change purchase price will be 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the Fundamental Change purchase date. We may not redeem the Convertible Notes prior to their maturity, and no sinking fund is provided for the Convertible Notes.

We do not intend to file a shelf registration statement for resale of the Convertible Notes or the shares of our common stock issuable upon conversion of the Convertible Notes. We will, however, be required to pay additional interest in respect of the Convertible Notes under specified circumstances. As a result, holders may only resell the Convertible Notes or shares of our common stock issued upon conversion of the Convertible Notes, if any, pursuant to an exemption from the registration requirements of the Securities Act and other applicable securities laws.

The Indenture contains customary terms and covenants and events of default. If an Event of Default (as defined in the Indenture) occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Convertible Notes may declare by written notice all the Convertible Notes to be immediately due and payable in full.

Acreage Acquisitions

On February 13, 2014, we acquired approximately 19,500 net acres located in Williams and McKenzie Counties, North Dakota from an unrelated third party for approximately $69.2 million in cash. Net daily production from the acreage was approximately 300 Boe/dayas of January 1, 2014, the effective date of the transaction. The acquisition added 15 potentially operated DSUs in our Low Rider prospect and two potentially operated DSUs in our Lewis & Clark prospect.

On February 14 and 21, 2014, we acquired in two separate transactions approximately 5,900 net acres of undeveloped leasehold located in McKenzie and Billings Counties, North Dakota from an unrelated third party for approximately $10.3 million in cash. The acquisitions added one and two potentially operated DSUs in our Low Rider and Lewis & Clark prospect areas, respectively, and increased our working interest in four existing DSUs.

Finance Update

On May 1, 2014, we amended and restated our senior secured revolving credit facility (“Restated Facility”) with Wells Fargo Bank N.A. as administrative agent for the lenders party to the credit agreement. The Restated Facility provides up to $400 million in borrowing with an initial borrowing base of $100 million; an increase of $25 million from the last borrowing base determination. The maturity date of the Restated Facility is September 30, 2018, and upon such date, any amounts outstanding under the Restated Facility are due and payable in full. Redeterminations of the borrowing base will be on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The Restated Facility allows us to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months later provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

Productive Wells

The following table summarizes gross and net productive operated and non-operated oil wells at March 31, 2014 and March 31, 2013. A net well represents our fractional working ownership interest of a gross well. The following table does not include 17 gross (12.2 net) operated Bakken and Three Forks wells and 3 gross (0.35 net) non-operated Bakken wells that were in the process of being drilled, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation as of March 31, 2014, and it does not include 4 gross (2.07 net) operated Bakken and Three Forks wells and 32 gross (1.02 net) non-operated Bakken wells that were in the process of being drilled, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation as of March 31, 2013.

	March 31,
	2014		2013
	Gross	Net	Gross	Net
North Dakota Bakken and Three Forks – operated	18	13.18	—	—
North Dakota acquired production – operated (1)	21	15.02	—	—
North Dakota Bakken and Three Forks – non-operated	15	2.07	191	7.68
Montana Bakken and Three Forks – non-operated	—	—	26	2.26
Total	54	30.27	217	9.94

(1)	11 gross (7.58 net) vertical wells relate to producing properties included within an acreage acquisition completed on August 2, 2013. The wells are producing from the Birdbear, Duperow and Red River formations. 10 gross (7.17 net) wells relate to producing properties included within an acquisition completed on February 13, 2014. The wells are producing from the Bakken formation. Operatorship was transferred to us upon closing both acquisitions.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013
REVENUES
Oil Sales	$18,434,808	$7,993,902
Natural Gas Sales	634,064	223,079
Net Losses on Commodity Derivatives	(798,853)	(767,604)
	18,270,019	7,449,377
OPERATING EXPENSES
Production Expenses	2,617,244	1,039,532
Production Taxes	2,088,736	701,856
General and Administrative Expenses	8,492,004	5,388,813
Depletion of Oil and Natural Gas Properties	6,277,232	3,156,978
Depreciation and Amortization	65,760	22,995
Accretion of Discount on Asset Retirement Obligations	15,720	6,212
Total Operating Expenses	19,556,696	10,316,386

LOSS FROM OPERATIONS	(1,286,677)	(2,867,009)

OTHER EXPENSE, NET	(364,410)	(3,617,814)

LOSS BEFORE INCOME TAXES	(1,651,087)	(6,484,823)

INCOME TAX EXPENSE	—	—

NET LOSS	(1,651,087)	6,484,823
Less: Preferred Stock Dividends and Deemed Dividends	—	(616,438)
NET INCOME LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,651,087)	$(7,101,261)

The following tables sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended March 31,
	2014	2013
Net Oil and Natural Gas Revenues:
Oil	$18,434,808	$7,993,902
Natural Gas and Other Liquids	634,064	223,079
Total Oil and Natural Gas Sales	19,068,872	8,216,981
Net Losses on Commodity Derivatives	(798,853)	(767,604)
Total Revenues	18,270,019	7,449,377

Oil Derivative Net Cash Settlements Paid	553,383	149,208

Net Production:
Oil (Bbl)	213,978	89,112
Natural Gas and Other Liquids (Mcf)	71,561	40,195
Barrel of Oil Equivalent (Boe)	225,905	95,811

Average Sales Prices:
Oil (per Bbl)	$86.15	$89.71
Effect of Settled Oil Derivatives on Average Price (per Bbl)	(2.59)	(1.67)
Oil Net of Settled Derivatives (per Bbl)	$83.56	$88.04

Natural Gas and Other Liquids (per Mcf)	$8.86	$5.55

Barrel of Oil Equivalent with Net Cash Settlements Paid on Commodity Derivatives (per Boe)	$81.96	$84.21

Production costs incurred, presented on a per Boe basis, for the three months ended March 31, 2014 and 2013 are summarized in the following table:

	Three Months Ended March 31,
	2014	2013
Costs and Expenses Per Boe of Production:
Production Expenses	$11.59	$10.85
Production Taxes	9.25	7.33
G&A Expenses (Excluding Non-Cash Share-Based Compensation)	21.23	42.59
Non-Cash Shared-Based Compensation	16.36	13.65
Depletion of Oil and Natural Gas Properties	27.79	32.95
Depreciation and Amortization	0.29	0.24
Accretion of Discount on Asset Retirement Obligation	0.07	0.06

Revenues

Revenues from sales of oil and natural gas were $19.1 million for the first quarter of 2014 compared to $8.2 million for the first quarter of 2013. For the first quarter of 2014, our total production volumes on a Boe basis increased 135.8% as compared to the first quarter of 2013. Production primarily increased due to the addition of 13.18 net productive operated Bakken/Three Forks wells since April 1, 2013, offset by the sale of 9.13 net productive non-operated wells in the Williston Basin on August 2, 2013. During the first quarter of 2014, we realized an $83.56 average price per Bbl of oil (including settled derivatives) compared to an $88.04 average price per Bbl of oil during the first quarter of 2013.

Net Losses on Commodity Derivatives

Net losses on commodity derivatives were $798,852 during the first quarter of 2014 compared to $767,604 in the first quarter of 2013. Net cash settlements paid on commodity derivatives were $553,383 in the first quarter of 2014 compared to $149,208 in the first quarter of 2013. During the first quarter of 2014, we added a swap contract for 251,200 Bbls of oil at a fixed price of $97.38 NYMEX West Texas Intermediate. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as unsettled gains and losses from derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Future derivatives gains will be offset by lower future wellhead revenues. Conversely, future derivatives losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At March 31, 2014 and March 31, 2013, all of our derivative contracts were recorded at their fair value, which was a net liability of $1,098,474 and $799,644, respectively.

Production Expenses

Production expenses were $2,617,244 for the first quarter of 2014 compared to $1,039,532 for the first quarter of 2013. We experience increases in operating expenses as we add new wells and maintain production from existing properties. On a per unit basis, production expenses increased from $10.85 per Boe sold in the first quarter of 2013 compared to $11.59 per Boe for the first quarter of 2014. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our 2013 and 2014 well completions. Increased costs primarily related to workovers, chemical treatments, equipment rental and fresh water injections, which have improved operational performance and reduced downtime in our wells. The disposal of produced water is also a large cost driver in Williston Basin wells.

Production Taxes

Production taxes were $2,088,736 for the first quarter of 2014 compared to $701,856 for the first quarter of 2013. We pay production taxes based on realized oil and natural gas sales. Our average production tax rates were 10.95% for the first quarter of 2014 compared to 8.5% for the first quarter of 2013. Certain portions of our production occur in North Dakota and Montana jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate of 11.5%. The 2014 average production tax rate was higher than 2013 due to expirations of production tax holidays during the year and the disposition of non-operated wells in jurisdictions that had lower initial tax rates.

General and Administrative Expense

General and administrative expenses were $8,492,004 during the first quarter of 2014 compared to $5,388,813 during the first quarter of 2013. The increase of $3,103,191 was due to increases in personnel and infrastructure to accelerate our operated well program in the Williston Basin. Specifically, during the first quarter of 2014 an increase of $2,387,317 was related to share-based compensation expense, an increase of $1,049,358 in employee cash compensation and related expenses due to increases in personnel, an increase of $294,935 related to other general and administrative expenses such as rent, insurance, travel and office expenses, partially offset by a decrease of $589,353 in professional and legal expense.

Depletion Expense

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. Depletion expense was $6,277,232 during the first quarter of 2014 compared to $3,156,978 during the first quarter of 2013. On a per-unit basis, depletion expense was $27.79 per Boe during the first quarter of 2014 compared to $32.95 per Boe during the first quarter of 2013. Our depletion expense is based on the capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs which are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves determined by our petroleum engineers. This increase in depletion expense during the first quarter of 2014 was due primarily to the addition of 13.18 net productive operated Bakken/Three Forks wells since April 1, 2013, offset by the sale of 9.13 net productive non-operated wells in the Williston Basin on August 2, 2013.

Other Expense, Net

Other expense, net was $364,410 for the first quarter of 2014 compared to $3,617,814 for the first quarter of 2013. We recognized a loss of $196,000 on the warrant liability for the first quarter of 2014 compared to an unrealized loss of $3,439,000 for the first quarter of 2013. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Interest expense was $172,086 for the first quarter of 2014, compared to $179,400 for the first quarter of 2013.

Net Loss Attributable to Common Stockholders

We had net loss attributable to common stockholders of $1,651,087 for the first quarter of 2014 compared to $7,101,261 for the first quarter of 2013 (representing $0.02 and $0.28 per share, respectively). The decrease in net loss attributable to common stockholders in our period-over-period results was driven by increased revenue and production from our oil and natural gas properties, partially offset by higher general and administrative expenses.

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

	Three Months Ended March 31,
	2014	2013
Net loss	$(1,651,087)	$(6,484,823)
Less: Preferred stock dividends and deemed dividends	—	(616,438)
Net loss attributable to common stockholders	(1,651,087)	(7,101,261)
Add: Interest expense	172,086	179,490
Accretion of discount on asset retirement obligations	15,720	6,212
Depletion, depreciation and amortization	6,342,992	3,179,973
Stock-based compensation	3,695,303	1,307,986
Warrant revaluation expense	196,000	3,439,000
Preferred stock dividends	—	616,438
Net losses on commodity derivatives	798,853	767,604
Less: Net cash settlements paid on commodity derivatives	(553,383)	(149,208)
Adjusted EBITDA	$9,016,484	$2,246,234

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

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2014:

Current assets	$242,225,110
Current liabilities	95,649,633
Working capital	$146,575,477

Private Placement

On March 24, 2014, we completed a private placement of $172.5 million in aggregate principal amount of 2.0% Convertible Notes, and entered into an indenture governing the Convertible Notes, with U.S. Bank National Association, as trustee. The Convertible Notes accrue interest at a rate of 2.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The Convertible Notes mature on April 1, 2019. The Convertible Notes are our unsecured senior obligations and are equal in right of payment to our existing and future senior indebtedness.

We have used and intend to further use the net proceeds from this offering, along with cash on hand, cash flow from operations and additional borrowings under our revolving credit facility, to fund our 2014 capital expenditure budget. Any remaining net proceeds will be used for general corporate purposes, including working capital.

Credit Facility

On November 20, 2012, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders party thereto. The Credit Agreement is a senior secured reserve-based revolving credit facility with a maximum commitment of $400 million (the “Wells Fargo Facility”). As of March 31, 2014, the Wells Fargo Facility was undrawn and had a borrowing base of $75.0 million. In connection with the closing of the offering of the Convertible Notes described above, we amended the Credit Agreement with Wells Fargo on March 24, 2014 to provide for the issuance of the Convertible Notes and to adjust the debt to EBITDA ratio financial covenant to include a cash component deduction from total debt for any fiscal quarter ending in calendar year 2014.

Amounts borrowed under the Wells Fargo Facility will mature on November 20, 2017, and upon such date, any amounts outstanding under the Wells Fargo Facility are due and payable. Redeterminations of the borrowing base will be on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The annual interest cost, which is dependent upon the percentage of the borrowing base utilized, is, at our option, based on either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest exceed the maximum interest rate allowed by any current or future law.  Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at our option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. We also pay a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of March 31, 2014, the annual interest rate on the Wells Fargo Facility was 0.375% which is the minimum commitment fee, as no funds were drawn against the Wells Fargo Facility.

A portion of the Wells Fargo Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. We will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of March 31, 2014, we had not obtained any letters of credit under the Wells Fargo Facility.

Each of our subsidiaries is a guarantor under the Wells Fargo Facility. The Wells Fargo Facility is secured by first priority, perfected liens and security interests on substantially all of our assets and our guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Agreement contains customary covenants that include, among other things: limitations on our ability to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Agreement also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 3.50 to 1.00, and (c) a fixed charge coverage ratio for any four fiscal quarters of at least 3.00 to 1.00. Pursuant to the amendment to the Credit Agreement on March 24, 2014, for any fiscal quarter ending in calendar year 2014, total debt is reduced by cash equivalents less $10,000,000 to calculate the total debt to EBITDA ratio. We were in compliance with all covenants as of March 31, 2014.

The principal balance amount on the Credit Agreement was undrawn as of March 31, 2014 and December 31, 2013. We drew $35.0 million on the Wells Fargo Facility on February 13, 2014 in connection with an acquisition described in Recent Developments, above, and paid the balance in full on March 24, 2014.

On May 1, 2014, we amended and restated our senior secured revolving credit facility (“Restated Facility”) with Wells Fargo Bank N.A. as administrative agent for the lenders party to the credit agreement. The Restated Facility provides up to $400 million in borrowing with an initial borrowing base of $100 million; an increase of $25 million from the last borrowing base determination. The maturity date of the Restated Facility is September 30, 2018, and upon such date, any amounts outstanding under the Restated Facility are due and payable in full. Redeterminations of the borrowing base will be on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The Restated Facility allows us to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months later provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

Satisfaction of Our Cash Obligations for the Next Twelve Months

We project we will have sufficient capital to accomplish our development plan and forecasted general and administrative expenses for the next twelve months. Our projections are based on cash on hand, increasing cash flow from operations, and increased borrowing capacity based on reserve growth. However, we may scale back our development plan should our projections of cash flow and borrowing capacity fall short of expectations or commodity prices fall substantially. We may also choose to access the equity or debt capital markets to fund acreage acquisitions and/or accelerated drilling at the discretion of management, depending on prevailing market conditions. However, there can be no assurance that any additional capital will be available to us on favorable terms or at all. We will evaluate any potential opportunities for acquisitions as they arise. Given our asset base and anticipated increasing cash flows, we believe we are in a position to take advantage of any appropriately priced acquisition opportunities that may arise.

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

Cash and Cash Equivalents

Our total cash resources as of March 31, 2014 were $195,962,712, compared to $144,255,438 as of December 31, 2013. The increase in our cash balance was primarily attributable to the Convertible Notes offering completed during the first quarter of 2014, offset by acquisitions and development of oil and natural gas properties activity.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $10,227,413 for the first quarter of 2014 compared to $377,822 for the first quarter of 2013. The change in the net cash provided by operating activities is primarily attributable to higher production revenue during 2014, partially offset by higher general and administrative expenses, including employment and employment-related expenses.

Net Cash Used For Investment Activities

Net cash used in investment activities was $125,606,786 for the first quarter of 2014 compared to $13,019,732 for the first quarter of 2013. The change in net cash used in investment activities is primarily attributable to increased purchase and development of oil and natural gas properties in the Williston Basin.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $167,086,647 for the first quarter of 2014 compared to $38,243,906 for the first quarter of 2013. The change in net cash provided by financing activities for the first quarter of 2014 is primarily attributable to proceeds from the Convertible Note offering completed on March 24, 2014. The change in net cash provided by financing activities for the first quarter of 2013 is primarily attributable to proceeds from the preferred stock issuance completed on February 19, 2013, offset by repayment of borrowings under the Wells Fargo Facility and payment of preferred stock dividends.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of our significant accounting policies is included in Note 2—Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in such Form 10-K. There have been no significant changes in the application of our critical accounting policies during the three-month period ended March 31, 2014.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements.  Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook, including statements related to our beliefs and intentions with respect to our growth strategy, including the amount we may invest, the location, and the scale of the drilling projects in which we intend to participate; our beliefs with respect to the potential value of drilling projects; our beliefs with regard to the impact of environmental and other regulations on our business; our beliefs with respect to the strengths of our business model; our assumptions, beliefs, and expectations with respect to future market conditions; our plans for future capital expenditures; and our capital needs, the adequacy of our capital resources, and potential sources of capital. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control and, consequently, our actual results may differ materially from those projected by any forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenues during the three months ended March 31, 2014 and 2013 generally have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil and natural gas that also increase and decrease along with oil and natural gas prices.

During the quarter ended March 31, 2014, our Wells Fargo Facility allowed us to enter into commodity derivative instruments, the notional volumes for which when aggregated with other commodity swap agreements and additional fixed-price physical off-take contracts then in effect, as of the date such instrument is executed, was not greater than 80% of the reasonably anticipated projected production from our proved developed producing reserves. In April 2014, we obtained a waiver to increase the hedging parameters available under the Credit Agreement, to 60% of the reasonably anticipated projected production from proved reserves. We use commodity derivative instruments as a means of managing our exposure to price changes. While we structure these derivatives to reduce our exposure to changes in price associated with the derivative commodity, they also may limit the benefit we might otherwise have received from market price increases. Based on the March 31, 2014 published commodity futures price curves for crude oil, a hypothetical price increase or decrease of $1.00 per Bbl for crude oil would increase or decrease the fair value of our net commodity derivative liability by approximately $440,000.

The following table reflects open commodity swap contracts as of March 31, 2014, the associated volumes and the corresponding weighted average NYMEX reference price:

Settlement Period	Oil (Bbls)	Fixed Price
Oil Swaps
April 1, 2014 – December 31, 2014	74,818	$91.00
April 1, 2014 – December 31, 2014	22,000	90.05
April 1, 2014 – December 31, 2014	54,000	94.30
April 1, 2014 – December 31, 2014	24,800	94.18
April 1, 2014 – December 31, 2014	226,080	97.38
2014Total/Average	401,698	$95.18

January 1, 2015 – February 28, 2015	13,876	$91.00
January 1, 2015 – February 28, 2015	5,000	90.05
January 1, 2015 – February 28, 2015	10,000	94.30
January 1, 2015 – February 28, 2015	8,100	94.18
2015Total/Average	36,976	$92.46

Interest Rate Risk

As of March 31, 2014, we had no outstanding borrowings under our Wells Fargo Facility. Our Wells Fargo Facility subjects us to interest rate risk on borrowings. This revolving credit facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to six months. To the extent the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows. Conversely, for the portion of our borrowings that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  These claims and proceedings are subject to uncertainties inherent in any litigation matters and proceedings. However, we believe that all such litigation matters and proceedings that may arise in the ordinary course are not likely to have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 12, 2014 that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2014, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, except as stated below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes issued in offering private placement completed on March 24, 2014, as described below, or to make cash payments in connection with any conversion of the Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

On March 24, 2014, we completed a private placement of $172.5 million in aggregate principal amount of 2.0% Convertible Notes, and entered into an indenture, or the Indenture governing the Convertible Notes, with U.S. Bank National Association as trustee. The Convertible Notes accrue interest at a rate of 2.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The Convertible Notes mature on April 1, 2019. The Convertible Notes are our unsecured senior obligations and are equal in right of payment to our existing and future senior indebtedness. The Convertible Notes have been classified as long-term debt as of March 31, 2014.

Certain terms of our 2.0% Convertible Notes may adversely impact our liquidity.

If a “fundamental change”, as defined in the indenture governing the Convertible Notes, occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of the Convertible Notes. As a result, the occurrence of a fundamental change may significantly reduce our liquidity, and we may not have sufficient funds to make these payments. Our failure to make these payments with respect to our Convertible Notes would cause a default under the indentures and a cross default under our revolving credit facility.

Sales of additional shares of our common stock, the exercise or granting of additional equity securities or conversion of our Convertible Notes could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the open market and the availability of those shares for sale could adversely affect the price of our common stock. In addition, future issuances of equity securities, including issuances pursuant to outstanding stock-based awards under our long-term incentive plans or the conversion of the Convertible Notes, could dilute the interests of our existing shareholders and could cause the market price for our common stock to decline. We may issue equity or equity-lined securities in the future for a number of reasons, including to finance our operations and business strategy, adjust our ratio of debt to equity, satisfy claims or obligations or for other reasons. The price of our common stock could also be affected by hedging or arbitrage trading activity that may exist or develop involving our common stock and our Convertible Notes.

Provisions in our organizational documents and the instruments governing our debt may discourage a takeover attempt even if doing so might be beneficial to our shareholders.

Provisions contained in our certificate of incorporation and bylaws could impose impediments to the ability of a third party to acquire us even if a change of control would be beneficial to our shareholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our board of directors can authorize the issuance of shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These provisions may have the effect of delaying or deterring a change of control of our Company, and could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

If a “fundamental change” (as defined in the indentures governing our Convertible Notes) occurs, holders of the Convertible Notes will have the right, at their option, either to convert their Convertible Notes or require us to repurchase all or a portion of their Convertible Notes. In the event of a “make-whole fundamental change” (as defined in the indentures governing our Convertible Notes), we also may be required to increase the conversion rate applicable to any Convertible Notes surrendered for conversion. If a “change in control” (as defined in the indentures governing our senior notes) occurs, holders of the senior notes will have the right to require us to repurchase all or a portion of their senior notes. In addition, each indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity is a U.S. entity that assumes our obligations under the applicable notes. Our revolving credit facility imposes similar restrictions on us, including with respect to mergers or consolidations with other companies and the sale of substantially all of our assets. These provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

ITEM 2. UNREGISTERED SALES OR EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2014-1/31/2014	264,632	$7.37	—	—
2/1/2014-2/28/2014	—	—	—	—
3/1/2014-3/31/2014	—	—	—	—
Total	264,632	$7.37	—	—

(1)	Stock repurchases during the period related to common stock received by us from employees for the payment of withholding taxes due on shares of restricted common stock issued under our equity compensation plan.

ITEM 5. OTHER INFORMATION

On May 1, 2014, we amended and restated our senior secured revolving credit facility (“Restated Facility”) with Wells Fargo Bank N.A. as administrative agent for the lenders party to the credit agreement. The Restated Facility provides up to $400 million in borrowing with an initial borrowing base of $100 million; an increase of $25 million from the last borrowing base determination. The maturity date of the Restated Facility is September 30, 2018, and upon such date, any amounts outstanding under the Restated Facility are due and payable in full. Redeterminations of the borrowing base will be on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The annual interest cost, which is dependent upon the percentage of the borrowing base utilized, is, at our option, based on either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest exceed the maximum interest rate allowed by any current or future law.  Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at the Company’s option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. We also pay a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized.

A portion of the Restated Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. We will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of March 31, 2014, we have not obtained any letters of credit under the existing facility.

Each of our subsidiaries is a guarantor under the Restated Facility. The Restated Facility is secured by first priority, perfected liens and security interests on substantially all our and the guarantors’ assets, including a pledge of their ownership in their respective subsidiaries.

The Restated Facility contains customary covenants that include, among other things: limitations on our ability to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Restated Facility also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 3.50 to 1.00. For any fiscal quarter ending in calendar year 2014, total debt is reduced by cash equivalents less $10,000,000 for purposes of calculating the total debt to EBITDA ratio.

The Restated Facility allows us to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months later provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

As of May 5, 2014, we have not drawn on the Restated Facility.

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

2.1	Purchase and Sale Agreement, dated January 9, 2014, by and among Kodiak Oil & Gas (USA) Inc., Emerald Oil, Inc. and Emerald WB LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference)

4.1	Indenture, dated as of March 24, 2014, between Emerald Oil, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014, and incorporated herein by reference)

4.2	Form of 2.00% Convertible Senior Note due 2019 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014, and incorporated herein by reference)

10.1	Purchase Agreement, dated March 18, 2014, among Emerald Oil, Inc. and Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the several purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014, and incorporated herein by reference)

10.2	Second Amendment to Credit Agreement, dated as of March 24, 2014, among Emerald Oil, Inc., the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014, and incorporated herein by reference)

10.3*	Amended and Restated Credit Agreement, dated as of May 1, 2014, among Emerald Oil, Inc., Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders party thereto

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*           Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2014	EMERALD OIL, INC.

/s/ McAndrew Rudisill
McAndrew Rudisill
Chief Executive Officer (principal executive officer)

/s/ Paul Wiesner
Paul Wiesner
Chief Financial Officer (principal financial officer)

