Form 10-K
period 2014-12-31
Emerald Oil, Inc.
filed 2015-03-10
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the NYSE MKT) was approximately $357 million.

As of March 10, 2015, the registrant had 107,904,756 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference into Part III of this report.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including, but not limited to, the following:

•	volatility in commodity prices for oil and natural gas;
•	our ability to successfully acquire additional properties, to discover reserves, to participate in exploration opportunities, and to identify and enter into commercial arrangements with customers;
•	our ability to diversify our operations in terms of both the nature and geographic scope of our business;
•	our ability to generate sufficient cash flow from operations, borrowings, or other sources to enable us to fully develop our undeveloped acreage positions;
•	competition, including competition for acreage in resource play areas;
•	our ability to retain key members of management;
•	our ability to replace oil and natural gas reserves;
•	drilling and operating risks;
•	exploration and development risks;
•	the possibility that our industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);
•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
•	ability to obtain permits and government approvals;
•	the timing of and our ability to obtain financing on acceptable terms;
•	interest payment requirements of our debt obligations;
•	the amount of our indebtedness and ability to maintain compliance with debt covenants;
•	substantial impairment write-downs;
•	environmental risks;
•	effects of governmental regulation;
•	the possibility that general economic conditions, whether internationally, nationally, or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that the economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access financial markets;
•	effect of seasonal weather conditions and wildlife restrictions on our operations;
•	effect of local and regional factors on oil and natural gas prices;
•	our inability to control operations on properties we do not operate; and
•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

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

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) that attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Standardized measure.   The estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation, calculated in accordance with Accounting Standards Codification (“ASC”) 932.

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

FOR FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.   Business

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

The following table summarizes our estimated proved reserves by category as of December 31, 2014, their corresponding pre-tax PV-10 values and our total standardized measure of discounted future net cash flows as of December 31, 2014:

	Oil (MBbls)	Gas (MMcf)	Total (MBoe) (1)	Pre-Tax PV-10 (2) (in thousands)
Proved Developed Producing
Bakken/Three Forks – operated	9,602.8	7,977.1	10,932.3	$320,100.5
Bakken/Three Forks – non-operated	850.0	793.7	982.2	30,925.3
Other fields/acquired properties	2,432.5	2,635.4	2,871.8	56,831.8
Total Proved Developed	12,885.3	11,406.2	14,786.3	407,857.6

Proved Developed, Not Producing
Bakken/Three Forks – operated	308.8	264.3	352.9	10,146.9
Total Proved Developed, Not Producing	308.8	264.3	352.9	10,146.9

Total Proved Developed Properties	13,194.1	11,670.5	15,139.2	418,004.5

Proved Undeveloped
Bakken/Three Forks – operated	9,478.6	9,221.2	11,015.5	115,419.2
Bakken/Three Forks – non-operated	153.5	178.2	183.2	1,662.9
Total Proved Undeveloped	9,632.1	9,399.4	11,198.7	117,082.1

Total Proved Reserves	22,826.2	21,069.9	26,337.9	535,086.6
Discounted Future Income Taxes				(90,771.2)
Standardized Measure of Discounted Future Net Cash Flows				$444,315.4

(1)	Barrels of oil equivalent (Boe) are computed based on a conversion ratio of one Boe for each barrel of oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.

(2)	The pre-tax present value of future net cash flows, or PV-10, is a non-GAAP measure because it excludes income tax effects. Management believes that pre-tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a company’s unique tax position and strategies, can make after-tax amounts less comparable. We derive PV-10 based on the present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs and future plugging and abandonment costs, using the twelve-month arithmetic average of the first of the month prices without giving effect to hedging activities or future escalation, costs as of the date of estimate without future escalation, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%.

Since 2012, we have significantly increased our annual average daily oil and natural gas sales volumes from 936 Boe/d for the year ended December 31, 2012 to 3,549 Boe/d for the year ended December 31, 2014, as summarized in the following table.

	Year Ended December 31,
	2014	2013	2012
Sales Volume (Total)
Oil (Bbls)	1,238,807	580,797	320,147
Natural Gas (Mcf)	338,536	211,608	129,648
Sales volumes (Boe)	1,295,230	616,065	341,755

Average Daily Sales
Oil (Bbls)	3,394	1,591	877
Natural Gas (Mcf)	927	580	355
Sales volumes (Boe)	3,549	1,688	936

Average Sales Prices
Oil, Net of Settled Derivatives (Bbls)	$84.01	$87.16	$85.05
Natural Gas (Mcf)	7.79	6.48	6.68
Barrel of Oil Equivalent with Settled Derivatives (Boe)	$82.39	$84.40	$82.21

Average Production Costs
Oil (Bbls)	$16.16	$14.38	$8.26
Natural Gas (Mcf)	1.58	0.81	0.65
Barrel of Oil Equivalent (Boe)	$15.87	$13.83	$7.98

In 2014, we incurred total capital well costs of approximately $298.6 million. Our well expenditures in 2014 related to our operated wells totaled $276.2 million to drill 28.6 net wells and complete 24.2 net wells, compared to our budgeted operated well expenditures of $250.0 million. Our expenditures related to non-operated wells were $22.4 million during the year to drill 3.8 net wells and complete 4.4 net wells. We exceeded our capital budget by $48.6 million because we drilled more net wells compared to our original operated development budget, the timing of well completions was faster than projected and the completion costs were higher than expected. We deployed more capital into our non-operated properties due to attractive non-operated well economics through the first three quarters of 2014. Our oil, natural gas and natural gas liquid sales in 2014 were $101.2 million on 1,295 MBoe in 2014, compared to $54.0 million on 616 MBoe in 2013, a volumetric increase of 110%.

In December 2014, management decided to reduce the 2015 development program because of the fallen commodity price environment. We released two of our three operated rigs in December 2014. Our 2015 production and capital expenditure estimates are currently based upon a variable one-rig drilling program. We plan to drill and complete five wells over the next twelve months, four of which are expected to be spud before the end of the second quarter of 2015, and the fifth well expected to be spud in the second half of 2015. We have a backlog of permits in hand, and may add additional wells to the 2015 development schedule if commodity prices improve. The one rig will be held on standby during 2015 while it is not drilling. In our Low Rider operated area in McKenzie County, North Dakota, we have a current inventory of nine wells remaining to be completed over the remainder of 2015.

Our capital expenditures budget for 2015 is $75.0 million, of which $72.0 million is expected to fund the drilling of 7.5 net wells operating one drilling rig, and $3.0 million to fund leasehold acquisitions, all in the Williston Basin of North Dakota and Montana. We expect to fund our 2015 capital program through existing cash on hand, our expected cash flows from operations, proceeds from the equity offering completed in February 2015 and borrowing capacity expected to be available under our revolving credit facility.

As of December 31, 2014, we had approximately 122,000 net acres in the Williston Basin. We operate approximately 98,000 net acres, or 80% of our total net acreage. We have identified approximately 890 net potential drilling locations on this acreage prospective for oil in the Bakken, Three Forks and Pronghorn Sand formations, based on industry accepted well down-spacing assumptions. Consistent with such assumptions, we believe that each 1,280-acre drilling spacing unit can support up to approximately four Bakken and three Three Forks well locations. We believe our acreage prospective for Pronghorn Sand can support four horizontal well locations.

Our acreage holdings are comprised of the operating areas below:

• 72,000 net acres in the Low Rider area of McKenzie County, North Dakota;

• 8,000 net acres in the Richland area of Richland County, Montana;

• 6,000 net acres in the Pronghorn Sand formation in Stark and Billings Counties, North Dakota in the core of the Pronghorn field; and

• 36,000 net acres in the Lewis & Clark area of McKenzie County, North Dakota south of the Low Rider area.

Strategy

Our goal is to increase stockholder value by growing production, cash flows, estimated proved reserves, and our leasehold position to generate attractive rates of return on capital. Key elements of our business strategy include:

Focus on Developing Our Williston Basin Leasehold Position.  We intend to continue developing our acreage position in the Williston Basin in order to maximize the value of our resource potential. Due to the results from our operated producing wells to date and current commodity prices, we intend to concentrate substantially all of our planned 2015 capital expenditures in the Williston Basin. As a result of the recent decrease in commodity prices, we intend to operate a variable one-rig drilling program during 2015, which rig will be held on standby while it is not drilling. We believe that our experience in the application of advanced drilling and completion techniques along with modern fracture stimulation design provide us with a competitive advantage in developing our approximate 122,000 net acres prospective in the Bakken, Three Forks and Pronghorn Sand formations.

Retain Operational Control.  In our principal development targets, we seek to maintain operational control of our development and drilling activities. As operator of approximately 80% of our net acreage, we retain more control over the timing, selection and process of drilling prospects and completion design, which enhances our ability to maximize our return on invested capital and gives us greater control over the timing, allocation and amounts of our capital expenditures. Retaining operational control also gives us the ability to control the financing, construction and operation of infrastructure related to our production operations.

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

Maintain Financial Liquidity and Capacity to Capitalize on Growth Opportunities.  We are committed to maintaining a conservative financial strategy by managing our liquidity position and leverage levels. As of December 31, 2014, we had $75.0 million in outstanding borrowings under our revolving credit facility. As of December 31, 2014, we had approximately $187.0 million of liquidity available, including approximately $12.4 million in unrestricted cash and short-term investments and $175.0 million available under our revolving credit facility. While we expect the borrowing capacity available under our revolving credit facility to be reduced if commodity prices do not improve, we expect that our liquidity position, including borrowing capacity expected under our revolving credit facility, along with internally generated cash flows, will provide financial flexibility as we continue to develop our acreage position in the Williston Basin.

Competitive Strengths

We believe we possess a range of competitive strengths, including:

Substantial Leasehold Position with Multi-Year Inventory of Identified Drilling Locations in the Williston Basin, Targeting the Bakken, Three Forks and Pronghorn Sand Formations. We have assembled approximately 122,000 net acres in the oil-producing core of the Williston Basin. We have identified an inventory of approximately 890 net potential drilling locations across our acreage position. We expect that the scale and concentration of our acreage will enable us to lower our drilling and completion costs and leverage operational efficiencies.

Oil-Weighted Production and Reserves. As of December 31, 2014, approximately 86% of our 26.3 MMBoe net proved reserves were comprised of oil, with a vast majority of all of our natural gas reserves coming from associated natural gas.

High Degree of Operational Control. We are the operator of approximately 80% of our Williston Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. Additionally, as the operator of a significant majority of our acreage, we retain the ability to adjust our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of horizontal prospects.

Experienced Management Team with Proven Operational, Technical and Financial Expertise. Our management team has extensive expertise in all areas of the oil and gas industry. Our operational and technical teams have an average of more than 20 years of industry experience in multiple North American resource plays. We believe our management and technical team is one of our principal competitive strengths due to our team’s proven track record in the identification, acquisition and execution of resource conversion opportunities. In addition, our technical team possesses substantial expertise in horizontal drilling techniques and acquiring and managing large development programs in multiple unconventional shale plays in North America and specifically in the Williston Basin.

Area of Operation

Our Williston Basin acreage is located primarily in McKenzie, Billings and Stark Counties of North Dakota and Richland County of Montana. Our primary geologic target is the Bakken Pool where our primary objective is the dolomitic, sandy interval between the two Bakken Shales at an approximate vertical depth of 10,600 – 11,300 feet and the Three Forks that is present immediately below the lower Bakken Shale. We also target the Pronghorn Sand formation, located primarily in Billings and Stark Counties of North Dakota and run along the Bakken shale pinch-out in the southern Williston Basin. Our operations are in an area that we believe has high reservoir pressure and a high degree of thermal maturity, which is prospective for both the Middle Bakken and multiple benches within the Three Forks.

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

Infrastructure. Most of our core Williston Basin area is served by third party oil and gas gathering systems. The majority of our wells are in the process of being connected to oil and gas pipelines. Moving oil and gas through pipelines eliminates trucking costs and associated surface disturbance, and mitigates weather related production interruptions. A significant portion of the oil currently produced in the Williston Basin is being transported to refineries through the utilization of railroad facilities. In other cases pipelines deliver the oil from the wellhead to the rail facilities, however in some situations trucking of the oil is still utilized.

We continue to make improvements in the volumes of natural gas delivered for sale. As the capacity of natural gas pipelines and related processing facilities continues to increase, we expect to be able to capture additional revenue generated from the sale of associated natural gas and eliminate any significant flaring of gas.

Reserves

As of December 31, 2014, we had total proved reserves of approximately 26.3 MMBoe, all of which were located in the Williston Basin. Based on our December 31, 2014 reserve report, our proved reserves increased approximately 99% during 2014 primarily as a result of increased drilling activity in our operated well program and acquisitions. We incurred approximately $298.6 million of capital expenditures for drilling activities and $175.3 million for acquisitions during the year ended December 31, 2014, which directly contributed to the increase in our proved developed reserves. No other expenditures materially contributed to the development of proved developed reserves in 2014.

Our proved undeveloped reserves increased by approximately 73% during 2014 primarily as a result of increased drilling activity in our operated well program. Based on our independent reservoir engineering firm’s calculations of proved undeveloped reserves as of December 31, 2013 and 2014, approximately 2.5 MMBoe, or 38%, of proved undeveloped reserves were converted to proved developed reserves during 2014. The capital costs to develop these reserves were approximately $57.6 million. Also during 2014, we drilled wells at 46 locations and acquired 64 producing locations that did not include proved reserves as of December 31, 2013. During 2014, we added 30 new proved undeveloped locations, which resulted in the addition of approximately 6.9 MMBoe of proved undeveloped reserves. We expect to continue to convert our proved undeveloped reserves to proved developed producing reserves as additional wells are drilled and completed. At December 31, 2014, our projected costs to develop our proved undeveloped reserves were $226.2 million in 2015, 2016 and 2017. All locations comprising our proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our adopted development plan. We do not have any material amounts of proved undeveloped reserves that have remained undeveloped for five years or more from the time such reserves were initially categorized as proved undeveloped.

Summary of Proved Oil and Natural Gas Reserves

	As of December 31,
	2014 (2)	2013 (3)
Proved Developed Oil Reserves (MBbls)	13,194.1	5,811.0
Proved Undeveloped Oil Reserves (MBbls)	9,632.1	5,764.6
Total Proved Oil Reserves (MBbls)	22,826.2	11,575.6
Proved Developed Natural Gas Reserves (MMcf)	11,670.5	5,770.6
Proved Undeveloped Natural Gas Reserves (MMcf)	9,399.4	4,231.6
Total Proved Natural Gas Reserves (MMcf)	21,069.9	10,002.2
Total Proved Oil Equivalents (MBoe) (1)	26,337.9	13,242.8
Present Value of Estimated Future Net Revenues After Income Taxes, Discounted at 10% (4) (In thousands)	$444,315.4	$198,371.5

(1)	Barrels of oil equivalent (Boe) are computed based on a conversion ratio of one Boe for each barrel of oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.

(2)	The values for the 2014 oil and natural gas reserves are based on the 12-month unweighted average first of the month price January through December 31, 2014 crude oil price of $91.48 per Bbl (West Texas Intermediate price (“WTI”)) and natural gas price of $4.35 per MMBtu (Questar Rocky Mountains price). All prices were further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2014 was $81.68 per Bbl of oil and $7.66 per Mcf for natural gas.

(3)	The values for the 2013 oil and natural gas reserves are based on the 12-month unweighted average first of the month price January through December 31, 2013 crude oil price of $93.42 per Bbl (West Texas Intermediate price (“WTI”)) and natural gas price of $3.67 per MMBtu (Questar Rocky Mountains price). All prices were further adjusted for transportation, quality and basis differentials. The average resulting price used as of December 31, 2013 was $88.80 per Bbl of oil and $6.17 per Mcf for natural gas.

(4)	The Present Value of Estimated Future Net Revenues After Income Taxes, Discounted at 10%, is referred to as the “Standardized Measure.” Please refer to the Standardized Measure Reconciliation section below.

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

	For the Years Ended December 31,
	2014	2013	2012
Pre-tax present value of estimated future net revenues (Pre-tax PV-10)	$535,086.6	$237,422.2	$87,819.4
Present value of future income tax discounted at 10%	90,771.2	39,050.7	2,534.6
Standardized measure of discounted future net cash flows	$444,315.4	$198,371.5	$85,284.8

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

Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used

We have developed internal policies for estimating and evaluating reserves. The policies we have developed are comprehensive in nature and applied company-wide. Our internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation by our operations personnel, and an evaluation of our reserves by an independent reservoir engineering firm. Our year-end reserve report was prepared by Netherland, Sewell & Associates, Inc. (“NSAI”) based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provided to them. To ensure accuracy and completeness of the data prior to submission to NSAI, the information we provide is reviewed by the following persons with the following qualifications:

•	Vice President of Reservoir Engineering, Keith Engler: Mr. Engler has over 20 years of experience in the oil and natural gas industry in both technical and management positions. Prior to joining Emerald in 2014, Mr. Engler served as Manager of Engler Petroleum Consulting, LLC providing engineering consulting services and President of Elk Creek Energy, LLC investing in oil and natural gas projects from 2004 through 2014. From 2005 through 2009, he served as Vice President of Business Development for Savant Resources, LLC, a private oil and gas company that focused on developing unconventional resource plays, including the Bakken formation of North Dakota and Montana. Mr. Engler served in a variety of roles at EnCana Corporation from 2000 to 2004 including leading development teams for the Jonah Field and Barnett Shale assets. Mr. Engler holds a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines. He is a registered professional engineer in Colorado and Wyoming and has previously served as the Chairman of the Denver Section of the Society of Petroleum Evaluation Engineers.

•	Vice President of Exploration and Business Development, Karl Osterbuhr: Mr. Osterbuhr has over 20 years of experience in the oil and natural gas industry including experience in all types of field operations. He has expertise in geo steering horizontal wells, under balanced drilling in high temperature high pressure environments and managed pressure drilling operations. Mr. Osterbuhr's exploration experience includes over 17 separate petroleum plays in the U.S. and Canada. His technical expertise includes working with hydrothermal dolomites and other complex carbonate depositional systems, tight gas multi-storied cretaceous sandstones, multi-pay clastic and evaporate sequences as well and unconventional oil and gas shale. Prior to joining us in early 2012, Mr. Osterbuhr was self-employed as a geological consultant from 2010 to 2012. Mr. Osterbuhr founded NYSG, LLC in June 2008 with two other private equity partners and assembled 35,000 acres in the unconventional Utica Shale play in New York. Before founding NYSG, LLC, Mr. Osterbuhr served as Exploration Manager at Delta Petroleum beginning in 2007 where he was responsible for frontier exploration ventures in the Rocky Mountain basins and the onshore Gulf Coast region. Mr. Osterbuhr earned his Bachelor of Science in Geology from Kansas State University and is an active member of the American Association of Petroleum Geologists and the Society of Petroleum Engineers.

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

A variety of methodologies are used to determine our proved reserve estimates. The reserves set forth in the NSAI reserves report for the properties are estimated by performance methods or analogy. In general, reserves attributable to producing wells and/or reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data. Reserves attributable to non-producing and undeveloped reserves included in our report are estimated by analogy.

In accordance with applicable SEC requirements, estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation).

To estimate economically recoverable oil and natural gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under Rules 210.4-10(a)(22)(v) and (26) of Regulation S-X, proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which those reserves can be economically produced from a reservoir, determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, production taxes, recompletion and development costs and product prices are based on the SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

The reserve data set forth in the NSAI reserves report represent only estimates, and should not be construed as being exact quantities. The estimates of reserves may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.

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

Additional discussion of our proved reserves is set forth under the heading Supplemental Oil and Natural Gas Information (Unaudited) following our audited financial statements for the years ended December 31, 2014, 2013 and 2012 in Item 8. Financial Statements and Supplementary Data in this Annual Report.

Productive Wells

The following table summarizes gross and net productive oil wells at December 31, 2014, 2013 and 2012. We had no wells targeting natural gas reservoirs as of December 31, 2014, 2013 and 2012. A net well represents our fractional working ownership interest of a gross well. The following table does not include wells that were in the process of being drilled, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
North Dakota Bakken and Three Forks – operated	46	34.77	15	10.58	—	—
North Dakota acquired production – operated (1)	43	34.98	11	7.58	—	—
North Dakota Bakken and Three Forks – non-operated	44	5.44	11	1.07	178	7.12
Montana Bakken and Three Forks – non-operated	—	—	—	—	27	2.55
Total	133	75.19	37	19.23	205	9.67

(1)	11 gross (7.91 net) vertical wells relate to producing properties included within an acreage acquisition completed on August 2, 2013. The wells are producing from the Birdbear, Duperow and Red River formations. 10 gross (7.17 net) wells relate to producing properties included within an acquisition completed on February 13, 2014 and the wells are producing from the Bakken formation. 22 gross (19.9 net) wells relate to producing properties included within the acquisition completed on September 2, 2014 and the wells are producing from the Bakken formation. Operatorship was transferred to us upon closing of all acquisitions.

Drilling and Completion Activity

The following table summarizes our drilling activity for the years ended December 31, 2014, 2013 and 2012. Gross wells reflect the sum of all productive and dry wells, operated and non-operated, in which we own an interest, excluding producing properties acquired during the period. Net wells reflect the sum of our working interests in gross wells, excluding properties acquired during the period. The gross and net wells represent wells completed during the periods presented, regardless of when drilling was initiated.

	Year ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Oil	35	22.2	7	4.6	10	0.6
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total development wells	35	22.2	7	4.6	10	0.6

Exploratory wells:
Oil	6	5.1	11	6.2	113	6.1
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory wells	6	5.1	11	6.2	113	6.1

Total wells	41	27.3	18	10.8	123	6.7

The following table summarizes wells that were in the process of being drilled, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation by state at December 31, 2014, 2013 and 2012.

	December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
North Dakota Bakken and Three Forks – operated	11	9.52	6	5.12	2	1.02
North Dakota acquired production – operated	—	—	—	—	—	—
North Dakota Bakken and Three Forks – non-operated	5	0.02	1	0.63	25	0.86
Montana Bakken and Three Forks – non-operated	—	—	—	—	1	0.09
Total	16	9.54	7	5.75	28	1.97

We had no dry holes in development or exploratory wells that we owned a material working interest for the years ended December 31, 2014, 2013 and 2012.

Leasehold

As of December 31, 2014, we owned an interest in approximately 122,000 net acres (171,000 gross acres) in the Williston Basin of North Dakota and Montana. Our Williston Basin leasehold position is held under fee, state and federal leases. These leases typically carry primary terms ranging from three to ten years with landowner royalties of approximately 12.5% to 22.0%. In most cases, we obtain “paid-up” fee leases, which do not require annual delay rentals. The federal lands require annual delay rentals of $1.50 to $2.00 per net acre.

The following table sets forth our gross and net acres of developed and undeveloped oil and natural gas leases as of December 31, 2014:

	Undeveloped Acreage (1)		Developed (2)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota	108,189	88,813	43,951	25,397	152,140	114,210
Montana	16,074	6,159	2,878	1,862	18,952	8,021
Total	124,263	94,972	46,829	27,259	171,092	122,231

(1)	Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage includes proved reserves.

(2)	Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production.

At 2014 year end, approximately 22% of our total acreage was developed. In addition, approximately 51% of our total acreage position was either developed or held by production as of December 31, 2014.

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

Substantially all of the leases summarized in the preceding table will expire at the end of their respective primary terms unless (i) we have obtained production from the acreage subject to the lease prior to the end of the primary term, in which event the lease will remain in effect until the cessation of production; or (ii) the existing lease is renewed; or (iii) the lease is contained within a Federal unit. Based on our plans to develop our operated acreage and the current pace of drilling in the Williston Basin, we do not believe lease expirations will materially affect our acreage positions. The following table sets forth the gross and net acres of undeveloped land subject to leases that will expire over the next three years:

	Expiring Acreage
Year Ending	Gross	Net
December 31, 2015	25,763	18,092
December 31, 2016	11,591	4,549
December 31, 2017	14,853	5,942

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

Production Methods; Marketing and Customers

The principal products produced by us are oil and natural gas. These products are marketed and sold primarily to purchasers that have access to nearby pipeline facilities, refineries or other markets. Typically, both oil and natural gas are sold at the wellhead under contracts at negotiated prices based upon factors normally considered in the industry such as distance from well to pipeline, pressure, and quality. We rely on our internal marketing group to sell all of our operated production. We currently have no long-term fixed-price physical delivery contracts in place.

Commensurate with our growth in oil production, we have diversified our oil purchasers. We sell our oil production to third-party marketing companies and a regional pipeline entity that also sells to these and other marketing companies. During the year ended December 31, 2014, we had sales to two purchasers that exceeded 10% of our total oil and natural gas revenue, whereby such purchasers purchased 59% and 22%, respectively, of our total oil and natural gas revenue. Although a substantial portion of our production is purchased by these customers, we do not believe the loss of any one customer would have a material adverse effect on our business as there are other potential customers for our production who are accessible to us.

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

We have historically used financial hedges to limit our overall exposure to fluctuations in oil prices but the hedging arrangements may also reduce our potential cash flows by limiting our exposure to commodity price increases. Our hedges are intended to mitigate the risk of a reduction in cash flows that may affect our ability to meet our obligations and capital expenditure budget while at the same time ensuring an acceptable rate of return on our investments. Under the terms of our revolving credit facility, we may hedge up to 60% of our forecasted production from our proved oil and natural gas reserves.

We do not currently have firm capacity on pipelines or rail loading facilities that transport oil and natural gas out of the Williston Basin. As a result, we will continue to be affected by changes in the price received locally versus prices at quoted market centers, including WTI. This differential can vary widely because of changes in supply and demand locally and at the market centers as well as the utilization of transportation capacity between these points. During 2014, we experienced differentials ranging from $6.00 per Bbl to $17.00 per Bbl. We are not currently able to hedge this differential using financial instruments, which reduces the effectiveness of our hedges that are based on WTI prices.

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

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, North Dakota and Montana require permits for drilling operations, drilling bonds and reports concerning operations. Among the other requirements relating to our exploration and production of oil and natural gas are statutes or regulations addressing conservation matters, including the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•	impose substantial liabilities for any pollution resulting from our operations.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, certain oil field wastes currently are classified as “non-hazardous” under RCRA such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The federal Safe Drinking Water Act (SDWA) and the Underground Injection Control (UIC) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. The Environmental Protection Agency (EPA) directly administers the UIC program in some states, and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking salt water to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury

Our operations are also subject to the federal Clean Water Act and analogous state laws. The Clean Water Act and similar state acts regulate discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages. Discharges regulated under the Clean Water Act include certain discharges of storm water runoff. This storm water discharge program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Some of our properties may require permits for discharges of storm water runoff and, as part of our overall evaluation of our current operations, we will apply for storm water discharge permit coverage and updating storm water discharge management practices at some of our facilities. We believe that we will be able to obtain, or be included under, these permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on us. Water discharge laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through permitting programs and the imposition of control requirements. For example, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Our operations, or the operations of service companies engaged by us, may be, in certain circumstances and locations, subject to permits and restrictions under these statutes for emissions of air pollutants.

The Endangered Species Act (ESA) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, neither exploration and production operations, nor related federal agency actions may significantly impair or jeopardize the species or its habitat. Various civil and criminal penalties may be imposed for violations. Other statutes that protect animal and plant species, natural areas or other unique sites and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

For additional discussion, see Item 1A. Risk Factors – We are subject to various governmental regulations and environmental risks that may cause us to incur substantial costs.

Hydraulic Fracturing Concerns

The practice of hydraulic fracturing has recently become a significant focus of some environmentalists, regulators and the general public. Concerns over potential hazards associated with the use of hydraulic fracturing and its impact on the environment have been raised at all levels of government, including federal, state and local. There have been reports associating hydraulic fracturing with groundwater contamination, improper waste disposal, poor air quality and earthquakes. Hydraulic fracturing requires the use and disposal of significant quantities of water, and public concern has been growing over its possible effects on drinking water supplies, as well as the adequacy of supply and of appropriate disposal outlets. Hydraulic fracturing techniques have been used by the industry for many years, and, currently, more than 90% of all oil and natural gas wells drilled in the U.S. employ hydraulic fracturing. We and our operating partners strive to adopt best practices and industry standards and comply with all regulatory requirements regarding well construction and operation. We have, and believe our operating partners have, established processes to help ensure that hydraulic fracturing does not pose a meaningful risk to water supplies.

Potential Rulemaking

Although hydraulic fracturing is regulated primarily at the state level, governments and agencies at all levels from federal to municipal are conducting studies and considering regulations. For example, in 2011, the U.S. Secretary of Energy formed the Shale Gas Production Subcommittee, a subcommittee of the Secretary of Energy Advisory Board. The Subcommittee was charged with making recommendations to improve the safety and environmental performance of hydraulic fracturing. On August 18, 2011, the Subcommittee issued its Ninety Day Report (the “Report”), which focused exclusively on the production of natural gas (and some liquid hydrocarbons) from shale formations with hydraulic fracturing stimulation in either vertical or horizontal wells. The Subcommittee identified four primary areas of concern including possible water pollution, air pollution, disruption of the community during production, and potential for adverse impact on communities and ecosystems. The Subcommittee also set forth a list of recommendations addressing, among other things, communications, air quality, protection of water supply and quality, disclosure of fracturing fluid composition, reduction of diesel fuel use, continuous development of best practices, and federal sponsorship of research and development with respect to unconventional gas. The Subcommittee issued its Final Report in November 2011, which recommended implementation of the Subcommittee’s recommendations by federal and state agencies.

In 2013, the Bureau of Land Management (BLM) proposed regulations governing hydraulic fracturing on federal lands. The regulations would require: (1) public disclosure of chemicals used in hydraulic fracturing operations; (2) assurances on well-bore integrity to verify that fluids used in wells during fracturing operations are not escaping; and (3) development of a water management plan in place for handling fracturing fluids that flow back to the surface.

During 2012, the EPA proposed new guidelines under the SDWA regarding the issuance of permits for the use of diesel fuel as a component in hydraulic fracturing activities. The draft guidance outlines for EPA permit writers, where the EPA is the permitting authority, requirements for diesel fuels used for hydraulic fracturing wells, technical recommendations for permitting those wells, and a description of diesel fuels for EPA underground injection control permitting. The EPA published the final version of this guidance on February 12, 2014.

The EPA is currently studying the potential impacts of hydraulic fracturing on drinking water resources. Results are expected to be released in a draft for public and peer review in 2015. As of January 1, 2015, moreover, newly fractured or refractured natural gas wells must use emissions reduction technology known as “green completions" to comply with the EPA’s New Source Performance Standards for oil and natural gas operations.

We continue to monitor new and proposed legislation and regulations to assess the potential impact on our business. Any additional federal, state or local restrictions on hydraulic fracturing that may be imposed in areas where we conduct business could result in substantial incremental operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves. For additional discussion, see Item 1A. Risk Factors —Federal and state legislative and regulatory initiatives relating to hydraulic fracturing legislation could result in increased costs and additional operating restrictions or delays, or restrict our access to oil and natural gas reserves.

Climate Change

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production. Many states and the federal government have enacted legislation directed at controlling greenhouse gas emissions, and future legislation and regulation could impose additional restrictions or requirements in connection with our drilling and production activities and favor use of alternative energy sources, which could increase operating costs and demand for oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change. For additional discussion, see Item 1A. Risk Factors — The adoption of climate change legislation or regulations could result in increased operating costs, create delays in our obtaining air pollution permits for new or modified facilities, and result in reduced demand for the oil and natural gas we produce.

Employees

We currently have 42 full time employees. Our Chief Executive Officer, McAndrew Rudisill, and our Chief Financial Officer, Ryan Smith, are responsible for all material employee related policy-making decisions. None of our employees are subject to a collective bargaining agreement. If drilling and production activities continue to increase, we may hire additional technical or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of reservoir engineering, well drilling and well completion operations.

Company Background and Office Locations

We were originally incorporated in Delaware on July 28, 2004 and were recapitalized on April 16, 2010, when we began oil and natural gas exploration and development activities.  We subsequently reincorporated in Montana on May 31, 2011. On June 11, 2014, our stockholders approved a measure to change our state of incorporation from Montana to Delaware. On June 11, 2014, we consummated a merger with our wholly owned subsidiary and, as a result, reincorporated as a Delaware corporation. Our executive offices are located at 1600 Broadway Avenue, Suite 1360, Denver, Colorado 80202.

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

Available Information — Reports to Security Holders

Our website address is www.emeraldoil.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports for officers and directors, and amendments to those reports are available on our website, free of charge, under “Investors” as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC website at www.sec.gov.

We have also posted to our website under “Investors” charters for our Audit Committee, Compensation Committee and Governance/Nominating Committee, our Code of Ethics and Business Conduct, in addition to all pertinent contact information. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver of, a provision of our Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information under the “Investors” tab of our website at www.emeraldoil.com. Information contained on our website is not incorporated by reference into this Annual Report and you should not consider information contained on our website as part of this Annual Report.

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

Oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 87% of our estimated proved reserves as of December 31, 2014 were oil, our financial results are more sensitive to movements in oil prices. The price of oil has been extremely volatile and we expect this volatility to continue. During the year ended December 31, 2014, the daily NYMEX WTI oil spot price ranged from a high of $107.26 per Bbl to a low of $53.27 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $6.15 per MMBtu to a low of $2.89 per MMBtu.

Further, world prices for oil and natural gas have fluctuated widely in recent years, and we expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and natural gas industry. Prices may not remain at current levels. Decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis. A significant decrease in oil and natural gas prices could also adversely impact our ability to raise additional capital to pursue future drilling activities.

Lower oil and natural gas prices have reduced and may further reduce the amount of oil and natural gas that we can produce economically and may cause the value of our proved reserves at future reporting dates to decline. Specifically, a decline in the value of our reserves may reduce the borrowing base available to us under our senior secured revolving credit facility, and, should the value of our reserves decline below our recorded costs as measured by the ceiling test, we would be required to record a non-cash impairment charge in our financial statements. Additionally, an extended decline in commodity process could lead us to further reduce our 2015 capital expenditure budget and scale back our exploration and development activities.

We are exposed to fluctuations in the price of oil and natural gas, and our hedging program may be inadequate to protect us against continuing and prolonged declines in the price of oil and natural gas.

As of December 31, 2014, we had commodity price derivative agreements on approximately 1,333 Bbls/d of oil hedged with fixed price swaps during the first quarter of 2015. These hedges may be inadequate to protect us from continuing and prolonged declines in the price of oil and natural gas. To the extent that the prices of oil and natural gas remain at current levels or decline further, we will not be able to hedge future production at the same level as our current hedges and our results of operations and financial condition would be negatively impacted.

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

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties we acquired during 2014, we recorded a non-cash ceiling test impairment for the 2014 fourth quarter, as reflected in our financial statements for the year ended December 31, 2014. The impairment charge affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties may occur until such time as commodity prices have recovered, and remain at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Our identified potential drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

As of December 31, 2014, we have identified approximately 890 net potential drilling locations on our acreage prospective for oil in the Bakken, Three Forks and Pronghorn Sand formations, based on industry accepted well down-spacing assumptions, including 1,280-acre DSUs in the Williston Basin. These drilling locations, including those without proved undeveloped reserves, represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

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

Generally, oil produced from the Bakken formation in North Dakota is high quality (characterized by an American Petroleum Institute gravity, or API gravity, between 36 to 44 degrees, which is comparable to West Texas Intermediate, or WTI, oil). However, due to takeaway constraints, oil prices in the Williston Basin ranged from $6.00 to $17.00 less per Bbl than prices for other areas in the United States during 2014. This discount, or differential, may widen in the future, which would reduce the price we would receive for our production.

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

At December 31, 2014, approximately 43% of our estimated reserves were classified as proved undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of these oil and natural gas reserves and the costs associated with development of these reserves in accordance with SEC regulations, actual capital expenditures will likely vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.

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

Future oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. We will not be able to completely eliminate these conditions in any case. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices and activity levels in new regions, causing periodic shortages. These problems can be particularly severe in certain regions such as the Williston Basin. For example, during periods of high oil and natural gas prices, the demand for drilling rigs and equipment has increased along with increased activity levels, which may result in shortages of equipment. In addition, there has been a shortage of hydraulic fracturing capacity in recent years in the area in which we operate. This shortage in hydraulic fracturing capacity could occur in the future. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, oilfield equipment and services, and personnel. These types of shortages and subsequent price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill those wells and conduct those operations that we currently have planned and budgeted, causing us to miss our forecasts and projections.

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

If the amount of oil or natural gas being produced by us and others exceeds the capacity of the various transportation pipelines and gathering systems currently available in our operating areas, it will be necessary for new transportation pipelines and gathering systems to be built. In the case of oil and condensate, it may be necessary for us to rely more heavily on trucks to transport our production, which is more expensive and less efficient than transportation via pipeline. Currently, we anticipate that additional pipeline capacity will be required in the Williston Basin to transport oil and condensate production, which increased substantially during 2014 and is expected to continue to increase. The construction of new pipelines and gathering systems is capital intensive and construction may be postponed, interrupted or cancelled in response to changing economic conditions and the availability and cost of capital. In addition, capital constraints could limit our ability to build gathering systems to transport our production to transportation pipelines. In such event, costs to transport our production may increase materially or we might have to shut in our wells awaiting a pipeline connection or capacity and/or sell our production at much lower prices than market or than we currently project, which would adversely affect our results of operations. A portion of our production may also be interrupted, or shut in, from time to time for numerous other reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or we might voluntarily curtail production in response to market conditions.

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

We may engage in bidding and negotiating to complete successful acquisitions. We may be required to alter or increase substantially our capitalization to finance these acquisitions through the use of cash on hand, the issuance of debt or equity securities, the sale of production payments, the sale of non-strategic assets, the borrowing of funds or otherwise. If we were to proceed with one or more acquisitions involving the issuance of our common stock, our stockholders would suffer dilution of their interests. Furthermore, our decision to acquire properties that are substantially different in operating or geologic characteristics or geographic locations from areas with which our staff is familiar may impact our productivity in such areas.

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

Our revolving credit facility limits our borrowings to the lesser of the borrowing base and the total commitments. Our borrowing base was $250.0 million as of December 31, 2014. Our borrowing base is determined semi-annually, and may also be redetermined at the election of us or the banks between the scheduled redeterminations. Lower oil and natural gas prices may result in a reduction in our borrowing base at the next redetermination, which is scheduled to occur in April 2015. A reduction in our borrowing base could require us to repay any indebtedness in excess of the borrowing base. Additionally, our revolving credit facility contains covenants limiting our ability to incur additional indebtedness and requiring us to maintain certain financial ratios.

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

Any additional capital raised through the sale of equity will dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities. In addition, we have granted and will continue to grant equity incentive awards under our equity incentive plans, which may have a further dilutive effect.

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

We incurred net losses of $52,145,225, $10,882,895 ($31,162,092 attributable to common shareholders) and $62,296,099 for the years ended December 31, 2014, 2013 and 2012, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the oil and natural gas industry. We cannot assure you that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to increase our revenues. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business, financial condition and result of operations.

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

Also, our revolving credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our revolving credit facility impose on us.

A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our revolving credit facility. A default, if not cured or waived, could result in all indebtedness outstanding under our revolving credit facility becoming immediately due and payable. If that should occur, we may not be able to pay all such debt or borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. If we were unable to repay those amounts, the lenders could accelerate the maturity of the debt or proceed against any collateral granted to them to secure such defaulted debt.

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

We currently use hydraulic fracturing in our operations. Hydraulic fracturing typically involves the injection under pressure of water, sand and additives into rock formations in order to stimulate hydrocarbon production. Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act (SDWA), but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under the SDWA. Eliminating this exemption could establish an additional level of regulation and permitting at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our cost of compliance and doing business. In addition, the EPA’s Office of Research and Development is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The results of that study, which are expected to be available in draft during 2015 for peer review and public comment, could advance the development of additional regulations.

Even in the absence of new legislation, the EPA recently asserted the authority to regulate hydraulic fracturing involving the use of diesel additives under the SDWA’s Underground Injection Control Program (UIC Program), which regulates the underground injection of substances. On February 12, 2014, the EPA published UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document is designed for use by employees of the EPA that draft the UIC permits and describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. The EPA has encouraged state programs to review and consider use of the above mentioned guidance. To the extent that EPA’s new regulatory guidance is extended to our operations by permitting authorities, additional and significant compliance costs may arise that could materially affect our operations, cash flows, and financial position.

Hydraulic fracturing operations require the use of water and the disposal or recycling of water that has been used in operations. The federal Clean Water Act (CWA) restricts the discharge of produced waters and other pollutants into waters of the United States and requires permits before any pollutants may be so discharged. Pursuant to the CWA, the EPA has announced its intention to propose regulations during 2015 for wastewater discharges from hydraulic fracturing and certain other natural gas operations. The CWA and comparable state laws and regulations provide for penalties for unauthorized discharges of pollutants including produced water, oil, and other hazardous substances. Compliance with and future revisions to requirements and permits governing the use, discharge, and recycling of water used for hydraulic fracturing may increase our costs and cause delays, interruptions or terminations of our operations which cannot be predicted.

On May 16, 2013, the Department of Interior – Bureau of Land Management (BLM) released a revised proposed rule that, if adopted as drafted, would require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm their wells meet certain construction standards and (iii) establish site plans to manage flowback water. The revised proposed rule was subject to a 90-day public comment period, which ended on August 23, 2013; the BLM has not yet issued a final rule. The Department of Energy, moreover, has developed its own recommendations for actions to lessen the environmental impact associated with hydraulic fracturing operations.

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

It is not possible at this time to predict the final requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing. Any new federal, state, or local restrictions on hydraulic fracturing that may be imposed in areas where we conduct business, such as the Bakken and Three Forks areas, however, could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform hydraulic fracturing, significantly increase our costs of compliance and doing business, and delay or prevent the development of unconventional hydrocarbon resources from shale and other formations that are not commercial without the use of hydraulic fracturing.

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

One of our existing stockholders beneficially owns common stock and warrants to purchase a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.

As of March 10, 2015, White Deer Energy L.P. (“White Deer Energy”) beneficially owned approximately 24.3% of our outstanding common stock on a fully diluted basis, consisting of 21,921,309 shares of our common stock, 472,452 underlying shares of our convertible notes and warrants to purchase 5,114,633 shares of our common stock. White Deer Energy owns 5,114,633 shares of our Series B Voting Preferred Stock, which have one vote per share and vote together with shares of our common stock. In addition, Ben Guill, a principal of White Deer Energy, is a member of our board of directors. As a result, White Deer Energy is able to exercise significant influence over matters requiring stockholder approval, including the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers and other significant corporate transactions. The interests of White Deer Energy with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities, may conflict with the interests of our other stockholders.

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

For example, regulators at both the federal and state levels have been taking a variety of actions to reduce air emissions from oil and gas operations. On April 17, 2012, the EPA approved final regulations under the U.S. Clean Air Act (CAA) that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (VOC) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. The EPA later updated the standards in 2013 as well as 2014, and the Agency continues to reconsider portions of the rules. We continue to review these requirements and assess their potential impacts.

On July 1, 2014, moreover, the Industrial Commission of North Dakota, the State’s chief energy regulator, issued an order to reduce the volume of natural gas flared from oil wells in the Bakken / Three Forks formations. The State’s objectives are to capture 74% of the gas by the fourth quarter 2014, 77% by the first quarter 2015, 85% by the first quarter 2016, and 90%, with the potential for 95%, by the fourth quarter 2020. In addition, the Industrial Commission is requiring well operators to develop gas capture plans that describe how much natural gas is expected to be produced, how it will be delivered to a processor and where it will be processed. Production caps or penalties will be imposed on certain wells that cannot meet the capture goals. These capture requirements, and any similar future obligations in North Dakota or our other locations, may increase our operational costs or restrict our production.

On December 17, 2014, the EPA proposed to lower the existing 75 ppb national ambient air quality standard (NAAQS) for ozone under the CAA to a range within 65-70 ppb. The EPA is also taking public comment on whether the ozone NAAQS should be revised to as low as 60 ppb. A lowered ozone NAAQS in a range of 60-70 ppb could result in a significant expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas would likely be subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements, and increased permitting delays and costs.

The adoption of climate change legislation or regulations could result in increased operating costs, create delays in our obtaining air pollution permits for new or modified facilities, and result in reduced demand for the oil and natural gas we produce.

According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide, and other gases commonly known as greenhouse gases (GHG) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the definition of an “air pollutant,” and in response, the EPA promulgated an endangerment finding that paved the way for regulation of GHG emissions under the CAA. The EPA has also promulgated rules requiring owners or operators of certain petroleum and natural gas systems that emit 25,000 metric tons or more of GHG per year from a facility to report such emissions, and we are subject to this reporting requirement. In addition, the EPA promulgated rules that establish the emission thresholds that would identify major stationary sources of GHG subject to CAA permitting programs. As currently written and based on our current operations, we are not subject to federal GHG permitting requirements. Regulation of GHG emissions is new and highly controversial, and further regulatory, legislative, and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact us. Further, apart from these developments, any judicial decisions that allow tort claims alleging property damage to proceed against GHG emissions sources may increase our litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

In connection with his climate action plan, President Obama released a Strategy to Reduce Methane Emissions in March 2014. Consistent with that strategy, the EPA has announced that it intends to issue a proposed rule in the summer of 2015 to set standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas processing and transmission sources. The EPA intends to issue a final rule in 2016. As another prong of the President’s strategy, the BLM is expected to proposed standards in 2015 to reduce venting and flaring on public lands. The EPA and the BLM actions are part of a series of steps by the Obama Administration that are intended to result by 2025 in a 40-45% decrease in methane emissions from the oil and gas industry as compared to 2012 levels.

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

The U.S. Department of Transportation (USDOT) has concluded that crude oil from the Bakken formation has a higher volatility than most other U.S. crude oil and thus is more ignitable and flammable. Those characteristics may pose an increased risk of accidents during handling. In response to recent train derailments involving oil from the Bakken that occurred in the United States and Canada in 2013, U.S. transportation regulators have implemented or are considering new rules to address the potential safety risks of transporting oil by rail. For example, on January 23, 2014, the NTSB issued a series of recommendations to address these potential safety risks, including (i) requiring railroads to engage in expanded hazardous material route planning to avoid populated and other sensitive areas, (ii) to audit the response capabilities of rail carriers that carry petroleum products, including an assessment of their ability to address discharges of the entire quantity of product carried on a train, and (iii) to audit shippers and rail carriers to ensure they are properly classifying hazardous materials in transportation and that they have adequate safety and security plans in place. Additionally, on February 25, 2014, the USDOT issued an emergency order requiring all persons, prior to offering petroleum crude oil into transportation, to ensure such product is properly tested and classed and to assure all shipments by rail of petroleum crude oil be handled as a Packing Group I or II hazardous material. The introduction of these or other regulations that result in new requirements addressing the type, design, specifications or construction of rail cars used to transport oil could result in severe transportation capacity constraints during the period in which new rail cars are retrofitted or constructed to meet these new specifications. Also, in February 2014, several rail carriers entered into a voluntary agreement with the USDOT (and some of its constituent agencies) to impose more stringent standards for shipments of oil. In December 2014, moreover, the Industrial Commission of North Dakota adopted conditioning standards that require operators to adjust the vapor pressure of Bakken crude oil.

We do not currently own or operate rail transportation facilities or rail cars; however, we presently transport some of our oil production from the Bakken/Three Forks area to market by rail. The adoption of any regulations that impact the conditioning, testing or rail transportation of oil could increase our costs of doing business and limit our ability to transport and sell our oil at favorable prices at market centers throughout the United States, the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows.

Derivatives regulation included in current or proposed financial legislation and rulemaking could impact our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices.

Historically, we have entered into a number of commodity derivative contracts in order to hedge a portion of our oil and natural gas production. In the US, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was passed by Congress and signed into law in July 2010, contains significant derivatives regulation, including a requirement that certain transactions be cleared on exchanges and a requirement to post collateral (commonly referred to as “margin”) for such transactions. The Dodd-Frank Act provides for an exception from these clearing and collateral requirements for commercial end-users, such as us, and it includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and the parties to those transactions. As required by the Dodd-Frank Act, the Commodities Futures Trading Commission (CFTC) has promulgated numerous rules to define these terms.

In addition, it is possible that the CFTC, in conjunction with US prudential regulators, may mandate that financial counterparties entering into swap transactions with end-users must do so with credit support agreements in place, which could result in us being required to post collateral.

While we will not directly experience significant burdens from the changes in the regulation of derivatives, some of our counterparties may. If so, this could result in certain market participants deciding to curtail or cease their derivatives activities.

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

The high and low sales prices per share of our common stock for each quarterly period within the two most recent fiscal years are indicated below, as reported on the NYSE MKT:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
High	$8.40	$7.78	$8.63	$6.37
Low	$6.34	$6.00	$6.15	$0.83
Year Ended December 31, 2013
High	$7.49	$7.20	$8.09	$9.20
Low	$5.17	$5.81	$6.36	$6.54

Holders

As of March 10, 2015, we had 107,904,756 shares of our common stock outstanding, held by approximately 569 stockholders of record, which does not include the shareholders for whom shares are held in a nominee or street name. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information regarding the number of shares of our common stock that are available for issuance under our existing equity compensation plan as of December 31, 2014.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,090,819	$7.65	4,796,935
Equity Compensation Plans Not Approved by Security Holders (1)	327,142	10.43	—
Total	1,417,961	$8.29	4,796,935

(1)	In December 2009, we issued certain of our officers warrants to purchase a total of 223,293 shares of common stock exercisable at $6.86 per share pursuant to the terms of employment agreements. On April 21, 2010, we granted our outside directors stock options to purchase a total of 100,000 shares of common stock exercisable at $19.32 per share for serving as outside directors, 42,857 of which have been forfeited or have expired. On November 12, 2010, we granted an outside director stock options to purchase a total of 21,425 shares of common stock exercisable at $25.90 per share for serving as an outside director. In May 2011, we granted stock options to two employees to purchase a total of 14,286 and 7,143 shares of common stock exercisable at $21.14 and $24.85 per share, respectively, pursuant to the terms of their employment agreements. None of the officers, directors or employees had exercised any of the warrants or options as of December 31, 2014.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2014 – 10/31/2014	—	—	—	—
11/1/2014 – 11/30/2014	260,196	$2.73	—	—
12/1/2014 – 12/31/2014	—	—	—	—
Total	260,196	$2.73	—	—

(1)	Stock repurchases during the period related to common stock received by us from employees for the payment of withholding taxes due on shares of restricted common stock issued under our equity compensation plan.

Stock Performance Graph

The following graph shows our cumulative total shareholder return over the period from April 16, 2010, the date of our merger with ante4, Inc., to December 31, 2014, relative to the cumulative total returns of the Amex Oil Index and the Standard & Poor’s Composite 500 Index. The comparison assumes an investment of $100 (with reinvestment of all dividends) was made in our common stock on April 16, 2010, and in each of the indexes and its relative performance is tracked semi-annually through December 31, 2014.

Emerald Oil, Inc.
Total Return Performance

The following table sets forth the total returns utilized to generate the foregoing graph.

	4/16/2010	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014
Emerald Oil, Inc.	$100.00	$385.71	$183.57	$53.47	$78.16	$12.24
Standard & Poor’s Composite 500 Index	$100.00	$105.50	$105.49	$119.63	$155.05	$172.71
Amex Oil Index	$100.00	$109.11	$110.55	$111.69	$135.20	$121.25

Item 6.   Selected Financial Data

The financial statement information set forth below is derived from our balance sheets as of December 31, 2014, 2013, 2012, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 beginning on page F-1 of this report. On April 16, 2010, our predecessor, ante4, Inc., acquired Plains Energy Investments, Inc., at which time we began our present business operations.

	Year Ended December 31,
	2014	2013	2012 (1)	2011	2010
Statements of Income Information:
Revenues
Oil and Natural Gas Sales	$101,168,591	$53,981,040	$28,129,985	$8,426,129	$942,840
Net Gains (Losses) on Commodity Derivatives	11,439,240	(2,656,535)	(215,439)	—	—
Total Revenues	112,607,831	51,324,505	27,914,546	8,426,129	942,840
Operating Expenses
Production Expenses	20,559,423	8,520,414	2,727,133	726,946	26,686
Production Taxes	11,010,300	5,702,521	2,955,015	717,440	102,743
General and Administrative Expenses	25,186,682	30,507,114	12,903,845	2,686,176	1,778,161
Depletion of Oil and Natural Gas Properties	34,798,218	17,310,059	12,770,718	3,546,466	547,844
Impairment of Oil and Natural Gas Properties	66,430,000	—	61,900,692	—	1,377,188
Depreciation and Amortization	389,551	144,492	53,818	30,831	2,929
Accretion of Discount on Asset Retirement Obligations	104,803	32,449	14,988	4,882	358
Acquisition Costs	409,712	—	—	—	—
Early Rig Termination Expense	4,286,906	—	—	—	—
Gain on Sale of Oil and Natural Gas Properties	—	(7,371,804)	—	—	—
Total Expenses	163,175,595	54,845,245	93,326,209	7,712,741	3,835,909
Income (Loss) from Operations	(50,567,764)	(3,520,740)	(65,411,663)	713,388	(2,893,069)
Other Income (Expense), Net	(1,577,461)	(7,362,155)	3,115,564	(2,058,442	(1,310,260)
Loss Before Income Taxes	(52,145,225)	(10,882,895)	(62,296,099)	(1,345,054	(4,203,329)
Income Tax Provision	—	—	—	—	65,240
Net Loss	(52,145,225)	(10,882,895)	(62,296,099)	(1,345,054	(4,268,569)
Less: Preferred Stock Dividends and Deemed Dividends	—	(20,279,197)	—	—	—
Net Loss Available to Common Shareholders	$(52,145,225)	$(31,162,092)	$(62,296,099)	$(1,345,054)	$(4,268,569)
Net Loss Per Common Share – Basic and Diluted	$(0.78)	$(0.75)	$(4.91)	$(0.17)	$(0.79)
Weighted Average Shares Outstanding – Basic and Diluted	66,772,458	41,383,277	12,699,544	8,012,158	5,434,084
Balance Sheet Information:
Total Assets	$689,059,876	$429,887,663	$173,886,362	$104,839,421	$48,495,426
Long-term Liabilities	$231,370,975	$16,451,464	$23,796,074	$15,116,119	$10,522
Total Liabilities	$367,166,752	$94,568,554	$63,592,277	$25,697,480	$15,774,602
Stockholders’ Equity	$321,888,124	$335,314,109	$110,294,085	$79,141,941	$32,720,824
Statement of Cash Flow Information:
Net cash provided by (used for) operating activities	$56,830,883	$6,190,440	$(4,289,767)	$(153,156)	$(1,165,634)
Net cash used for investing activities	$(429,268,096)	$(75,000,538)	$(66,452,633)	$(43,508,278)	$(3,745,202)
Net cash provided by financing activities	$240,571,005	$202,873,157	$58,427,978	$46,230,181	$15,578,094

(1)	We acquired Emerald Oil North America, Inc. from Emerald Oil & Gas NL on July 26, 2012. Our consolidated financial and operating results reflect the operations of the acquisition from the closing date (July 26, 2012) through December 31, 2012.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is to build stockholder value through the development and acquisition of oil and natural gas assets that exhibit economically producible hydrocarbons.

As of December 31, 2014, we controlled the rights to mineral leases covering approximately 122,000 net acres. Our business currently focuses on the development of our properties in North Dakota and Montana. Our goals are to continue to explore for and develop hydrocarbons within the mineral leases we control as well as continue to expand our acreage position should strategic opportunities present themselves. In order to accomplish our objectives we will need to achieve the following:

•	continue to develop our substantial inventory of high quality core Bakken and Three Forks acreage with results consistent with or superior to the results we have achieved to date;

•	retain and attract talented personnel;

•	continue to be a low-cost producer of hydrocarbons to maximize returns in all commodity pricing environments; and

•	continue to manage our financial obligations to access the appropriate capital needed to develop our position of primarily undrilled acreage.

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices and our related commodity price hedging activities, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

For the twelve months ended December 31, 2014 we incurred capital expenditures for drilling and completions of approximately $298.6 million, excluding acquisitions. Our capital expenditures budget for 2015 is $75.0 million, of which $72.0 million is expected to fund the drilling of 7.5 net wells operating one drilling rig, and $3.0 million to fund leasehold acquisitions, all in the Williston Basin of North Dakota and Montana. The significant decrease in planned capital spending for 2015, as compared to actual 2014 drilling and completion capital expenditures, is in response to the significant decrease in crude oil prices over the latter half of 2014 and our expectations that prices may not recover in the near term. Our 2015 drilling and completion budget contemplates one variable operated rig. Our drilling and completion budget for 2015 is based on our current view of market conditions and current business plans, and is subject to change.

We expect to fund our 2015 capital program through existing cash on hand, our expected cash flows from operations, proceeds from the equity offering completed in February 2015 and borrowing capacity expected to be available under our revolving credit facility. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our revolving credit facility, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may further curtail our capital spending.

Oil and natural gas prices are inherently volatile and, as mentioned above, decreased significantly over the latter half of 2014. Sustained lower commodity prices will likely have a material impact upon our full cost ceiling test calculation. The ceiling calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. For the year ended December 31, 2014, those prices were $94.99 per Bbl for oil and $4.35 per MMBtu for natural gas, while the unweighted arithmetic average price of crude oil and natural as of the first day of each month for the 12-month period through March 2015 were $82.72 per Bbl and $3.68 per MMBtu for natural gas. If commodity prices remain at decreased levels, the average prices used in the ceiling calculation will decline and will likely cause potential write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties may occur until such time as commodity prices have recovered, and remained at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Acquisitions and Divestitures

In September 2014, we acquired approximately 30,500 net acres located in McKenzie, Billings and Dunn Counties of North Dakota from an unrelated third party. The total consideration paid was approximately $71.2 million in cash and the assignment of approximately 4,300 net acres located in Williams County, North Dakota. Net daily production from the acquired acreage was approximately 400 Boe/day as of May 1, 2014, the effective date of the transaction. The acquisition increased our interest in 12 existing operated designated spacing units (“DSUs”) in our Low Rider area, added six potentially operated DSUs in our Low Rider area, increased our working interest in one existing operated DSU in our Lewis & Clark area and added 17 potentially operated DSUs in our Lewis & Clark area, while divesting our acreage position in our Easy Rider area. We did not have any production associated with the approximate 4,300 net acres assigned as part of the purchase price consideration.

In February 2014, we acquired approximately 19,500 net acres located in Williams and McKenzie Counties, North Dakota from an unrelated third party for approximately $69.2 million in cash. Net daily production from the acreage was approximately 300 Boe/day as of January 1, 2014, the effective date of the transaction. The acquisition added 15 potentially operated DSUs in our Low Rider prospect and two potentially operated DSUs in our Lewis & Clark prospect.

In February 2014, we acquired in two separate transactions approximately 5,900 net acres of undeveloped leasehold located in McKenzie and Billings Counties, North Dakota from an unrelated third party for approximately $10.3 million in cash. The acquisitions added one and two potentially operated DSUs in our Low Rider and Lewis & Clark prospect areas, respectively, and increased our working interest in four existing DSUs.

2014 Capital Development Plan

In 2014, we incurred total capital well costs of approximately $298.6 million, excluding acquisitions. In 2014, our operated well expenditures totaled $276.2 million to drill 28.6 net wells and complete 24.2 net wells, compared to our budgeted operated well expenditures of $250.0 million. Our non-operated well expenditures totaled $22.4 million during the year to drill 3.8 net wells and complete 4.4 net wells. We exceeded our 2014 capital budget by $48.6 million because we drilled more net wells compared to our original operated development budget, the timing of well completions was faster than projected and the completions costs were higher than expected. Also, we deployed more capital into our non-operated properties due to attractive non-operated well economics in the first three quarters of the year.

In 2014, we initially budgeted approximately $150.0 million to increase our working interests in our core operated areas along with continuing to grow our overall operated acreage position in the Williston Basin. Following the acquisition of approximately 30,500 net acres in North Dakota in September 2014 as described under Item 7. - Acreage Acquisitions and Divestitures above, we increased our 2014 land acquisition budget to $200 million. For the year ended December 31, 2014, we incurred $175.3 million toward our revised $200 million land acquisition budget, as we slowed our acquisition activity in the fourth quarter.

The Low Rider area, which is our core operated area, consists of approximately 72,000 net acres that are primarily located in McKenzie County, North Dakota. Our average working interest in our operated wells in the Low Rider area as of December 31, 2014 was approximately 76%, and we continue to work toward increasing our average working interest in the area. Entering the fourth quarter of 2014, we were running a three-rig horizontal development program, consisting of two rigs in the Low Rider area and one rig in the Pronghorn Sand area.. In December 2014, management decided to immediately reduce our 2015 development program given the declining commodity price environment, and we released two of our three operated drilling rigs.

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

2015 Capital Development Plan

Our capital expenditures budget for 2015 is $75.0 million, of which $72.0 million is expected to fund the drilling of 7.5 net wells operating one drilling rig, and $3.0 million to fund leasehold acquisitions, all in the Williston Basin of North Dakota and Montana. We expect to fund our 2015 capital program through existing cash on hand, our expected cash flows from operations, proceeds from the equity offering completed in February 2015, and expected borrowing capacity under our revolving credit facility. Our 2015 production and capital expenditure estimates are currently based upon a variable one-rig drilling program. We plan to drill and complete five wells during 2015. Four of these wells are expected to be spud before the end of the second quarter of 2015, and the fifth well is expected to be spud in the second half of 2015. Because we have a backlog of drilling permits, we may add additional wells to our 2015 development schedule if commodity prices improve. The one rig will be held on standby during 2015 while it is not drilling. In Low Rider, we have a current inventory of nine wells that have been drilled and remain to be completed over the next three months. Under the variable one rig program we expect to move into a free cash flow generative position in the second quarter of 2015 in the current oil strip environment.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common and preferred stock and debt securities and by short-term and long-term borrowings. In the future, we anticipate we will be able to provide the necessary liquidity from our cash on hand, cash flow from operations and availability under our revolving credit facility; however, if we do not generate sufficient cash flow from operations or do not have availability under our revolving credit facility, we may attempt to continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2014:

Current assets	$57,748,652
Current liabilities	135,795,777
Working capital	$(78,047,125)

Equity Offering

In February 2015, we completed a public offering of 27,159,107 shares of common stock at a price of $1.12 per share for total net proceeds of approximately $29.4 million, including the underwriter’s election to exercise a portion of its over-allotment portion.

Convertible Note Offering

In March 2014, we completed a private placement of $172.5 million in aggregate principal amount of 2.0% Convertible Senior Notes (the “Convertible Notes”), and entered into an indenture, or the Indenture governing the Convertible Notes, with U.S. Bank National Association as trustee. The Convertible Notes accrue interest at a rate of 2.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The Convertible Notes mature on April 1, 2019. The Convertible Notes are our unsecured senior obligations and are equal in right of payment to our existing and future senior indebtedness. The Convertible Notes have been classified as long-term debt as of December 31, 2014.

The net proceeds from the offering were $166.9 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. A portion of the net proceeds from the Convertible Notes were used to repay all of the outstanding borrowings under our revolving credit facility, and the remainder of the net proceeds have been and will be used for general corporate purposes, including funding a portion of our drilling and development program and potential acquisitions.

The Convertible Notes and the common stock issuable upon conversion of the Convertible Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Convertible Notes were offered and sold to the initial purchasers in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2). The Convertible Notes were resold by the initial purchasers to qualified institutional buyers in reliance on Rule 144A under the Securities Act. In accordance with the Indenture and no later than April 3, 2015, we will cooperate in taking steps to remove all legends and/or restrictions on the right to sell the Convertible Notes under Rule 144 of the Exchange Act.

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

In December 2014, we issued 10,721,824 shares of common stock in exchange for $21,000,000 of Convertible Notes. We had previously reserved for issuance 2,393,162 shares of common stock for these Convertible Notes upon conversion under the original terms of the Indenture. As a result, we recognized $10,438,080 of debt conversion expense for the fair value of the shares of common stock issued in excess of the shares of common stock underlying the exchanged Convertible Notes.

Credit Facility

On November 20, 2012, we entered into a senior secured revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent (“Wells Fargo”), and the lenders party thereto. The Credit Facility is a senior secured reserve-based revolving credit facility with a maximum commitment of $400 million. As of December 31, 2014, we had drawn $75.0 million of the $250 million borrowing base under the Credit Facility.

Amounts borrowed under the Credit Facility will mature on September 30, 2018, and upon such date, any amounts outstanding under the Credit Facility are due and payable in full. Redeterminations of the borrowing base are made on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The annual interest cost under the Credit Facility, which is dependent upon the percentage of the borrowing base utilized, is, at our option, based on either the Alternate Base Rate (as defined under the terms of the Credit Facility) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest rate exceed the maximum interest rate allowed by any current or future law.  Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at our option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. We also pay a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of December 31, 2014, the annual interest rate on the Credit Facility was 3.16%.

A portion of the Credit Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. The Company will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of December 31, 2014, we have not obtained any letters of credit under the Credit Facility.

Each of our subsidiaries is a guarantor under the Credit Facility. The Credit Facility is secured by first priority, perfected liens and security interests on substantially all of our assets and our guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Facility contains customary covenants that include, among other things: limitations on our ability to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Facility also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 4.00 to 1.00. For any fiscal quarter ending in calendar year 2014, total debt is reduced by cash equivalents less $10,000,000 for purposes of calculating the total debt to EBITDA ratio. We were in compliance with all covenants under the Credit Facility as of December 31, 2014.

The Credit Facility allows the Company to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months later provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

Satisfaction of Our Cash Obligations for the Next Twelve Months

We project we will have sufficient capital to accomplish our development plan and forecasted general and administrative expenses for the next twelve months. In December 2014, management decided to reduce the 2015 development program given the current commodity price environment. We released two of our three operated rigs in December 2014. Our 2015 production and capital expenditure estimates are now based upon a variable one-rig drilling program. Under the variable one rig program, Emerald will move into a free cash flow generative position in the second quarter of 2015 in the current oil strip environment. Our projections are based on cash on hand, our expected cash flow from operations, proceeds from our February 2015 equity offering and expected borrowing capacity under our Credit Facility. However, we may scale back our development plan should our projections of cash flow and borrowing capacity fall short of expectations or commodity prices fall substantially. We may also choose to access the equity or debt capital markets to fund acreage acquisitions and/or accelerated drilling at the discretion of management, depending on prevailing market conditions. We will evaluate any potential opportunities for acquisitions as they arise and meet our strategic objectives. We believe we are in a position to take advantage of any appropriately priced acquisition opportunities that may arise. However, there can be no assurance that any additional capital will be available to us on favorable terms or at all. See Item IA. Risk Factors – We may be unable to obtain additional capital that we require to implement our business plan, which could restrict our ability to grow.

Our prospects must be considered in light of the risks, particularly companies in the oil and natural gas exploration industry. Such risks include, but are not limited to, an evolving business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Effects of Inflation and Pricing

The oil and natural gas industry is cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations under our Credit Facility, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact our stock price and therefore our ability to raise capital, borrow money and attract and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel necessary for our operations. See Item IA. Risk Factors – Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Derivative Instruments

We have historically used commodity derivative instruments in connection with anticipated oil sales to minimize the impact of product price fluctuations and ensure cash flow for future capital needs. Such instruments include variable to fixed price commodity swaps and collars. See Critical Accounting Policies and Estimates – Derivative Instruments, below, for our methodology for valuing commodity derivative instruments.

Cash and Cash Equivalents

Our total cash resources as of December 31, 2014 were $12,389,230, compared to $144,255,438 as of December 31, 2013. The decrease in our cash balance was primarily attributable to acquisitions and development of oil and natural gas properties, offset by the Convertible Notes offering completed in March 2014 and borrowings under our Credit Facility.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $56,830,883 for the year ended December 31, 2014 compared to $6,190,440 for the year ended December 31, 2013. The change in the net cash provided by operating activities is primarily attributable to higher production revenue during 2014, offset by higher production expenses and other operating expenses.

Net Cash Used For Investment Activities

Net cash used in investment activities was $429,268,096 for the year ended December 31, 2014 compared to $75,000,538 for the year ended December 31, 2013. The change in net cash used in investment activities is primarily attributable to increased purchase and development of oil and natural gas properties in the Williston Basin, offset by net proceeds from the sale of oil and natural gas properties of approximately $36.2 million.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $240,571,005 for the year ended December 31, 2014 compared to $202,873,157 for the year ended December 31, 2013. The change in net cash provided by financing activities for the year ended December 31, 2014 is attributable to proceeds from the Convertible Note offering completed in March 2014, along with advances on the Credit Facility.

Contractual Obligations and Commitments

As of December 31, 2014, we had $75 million drawn on our $250 million Credit Facility. See — Liquidity and Capital Resources — Credit Facility. We have no material capital lease obligations, operating lease obligations or purchase obligations requiring future payments other than our Denver, Colorado office lease that expires on October 31, 2019. The following table illustrates our contractual obligations as of December 31, 2014.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	More than 5 years
Office Leases (1)	$2,320,441	$464,088	$953,801	$902,552	$—
Drilling Rig Obligations (2)	3,700,000	3,700,000	—	—	—
Revolving Credit Facility (3)	84,494,000	2,373,500	4,747,000	77,373,500	—
Senior Convertible Notes (4)	165,240,000	3,135,000	6,060,000	156,045,000	—
Automobile Leases (5)	2,970	2,970	—	—	—
Office Equipment (6)	53,607	22,500	31,107	—	—
	$255,811,018	$9,698,058	$11,791,908	$234,321,052	$—

(1)	Our Denver, Colorado office lease commenced on December 15, 2012 and, as amended, has a term of 66 months, expiring in October 2019.

(2)	As of December 31, 2014, we are subject to commitments on one operated drilling rig, which expires in 2015. In the event of early termination under the contract, we would be obligated to pay an aggregate amount of approximately $3.7 million as of December 31, 2014 as required under the terms of the contract.

(3)	Calculated based on our December 31, 2014 outstanding borrowings under our Credit Facility of $75.0 million and assumes no principal repayment until the maturity date on September 30, 2018. Interest on the Credit Facility is payable at one of the following two variable rates: the alternate base rate for ABR loans or the adjusted LIBO rate for Eurodollar loans, as selected by us, plus an additional percentage that can vary on a daily basis and is based on the daily unused portion of the facility. This additional percentage is referred to as the “Applicable Margin” and varies depending on the type of loan. The Applicable Margin for the ABR loans is a sliding scale of 0.75% to 1.75%, depending on borrowing base usage. The Applicable Margin on the adjusted LIBO rate is a sliding scale of 1.75% to 2.75%, depending on borrowing base usage. Additionally, the Credit Facility provides for a commitment fee of 0.375% to 0.50%, depending on borrowing base usage. Cash interest expense on the Credit Facility is estimated assuming no principal repayment until the maturity date and a fixed interest rate of 3.16% (our effective interest rate including the commitment fee on the Credit Facility as of December 31, 2014). For further discussion regarding the terms of the Credit Facility refer to Note 8 – Revolving Credit Facility under Item 8 in this Annual Report.

(4)	Calculated based on our December 31, 2014 outstanding aggregate principal amount of $151.5 million outstanding on under our Convertible Notes due April 1, 2019 at a fixed interest rate of 2.0%. Interest is payable semiannually in arrears on April 1 and October 1 of each year through the maturity date. For further details regarding the terms of the Convertible Notes, refer to Note 9 – Convertible Notes under Item 8 in this Annual Report.

(5)	In April 2013, we entered into an automobile lease for a vehicle utilized by our drilling operation employees in North Dakota, which expires in March 2015.

(6)	In October 2013 and December 2013, we entered into various leases for office equipment, which expire in December 2016 and February 2017, respectively.

The above contractual obligations schedule does not include anticipated estimated amounts expected to be incurred in the future associated with the abandonment of our oil and natural gas properties or settlement of derivative contracts, as we cannot determine with accuracy the timing of such payments. For further discussion regarding our estimated future costs associated with the abandonment of our oil and natural gas properties and derivative contracts please refer to Note 10 - Asset Retirement Obligations and Note 14 – Derivative Instruments and Price Risk Management under Item 8 in this Annual Report.

As is customary in the oil and natural gas industry, we may at times have commitments in place to reserve or earn certain acreage positions or wells. If we do not meet such commitments, the acreage positions or wells may be lost.

Operating Results

The following tables sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Year Ended December 31,
	2014	2013	2012
Net Oil and Natural Gas Revenues:
Oil	$98,532,131	$52,609,790	$27,264,526
Natural Gas and Other Liquids	2,636,460	1,371,250	865,459
Total Oil and Natural Gas Sales	101,168,591	53,981,040	28,129,985
Net Gains (Losses) on Commodity Derivatives	11,439,240	(2,656,535)	(215,439)
Total Revenues	$112,607,831	$51,324,505	$27,914,546

Oil Derivative Net Cash Settlements Received (Paid)	$5,542,110	$(1,984,778)	$(34,191)

Net Production:
Oil (Bbl)	1,238,807	580,797	320,147
Natural Gas and Other Liquids (Mcf)	338,536	211,608	129,648
Barrel of Oil Equivalent (Boe)	1,295,230	616,065	341,755

Average Sales Prices:
Oil (per Bbl)	$79.54	$90.58	$85.16
Effect of Settled Oil Derivatives on Average Price (per Bbl)	4.47	(3.42)	(0.11)
Oil Net of Settled Derivatives (per Bbl)	$84.01	$87.16	$85.05

Natural Gas and Other Liquids (per Mcf)	$7.79	$6.48	$6.68

Barrel of Oil Equivalent with Net Cash Settlements Paid on Commodity Derivatives (per Boe)	$82.39	$84.40	$82.21

Production costs incurred, presented on a per Boe basis, for the years ended December 31, 2014, 2013 and 2012 are summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
Costs and Expenses Per Boe of Production :
Lease Operating Expenses	$12.00	$13.22	$7.75
Workover Expenses	3.88	0.61	0.23
Total Production Expenses	15.88	13.83	7.98
Production Taxes	8.50	9.26	8.65
G&A Expenses (Excluding Share-Based Compensation)	10.60	28.60	16.34
Shared-Based Compensation	8.85	20.92	21.42
Depletion of Oil and Natural Gas Properties	26.87	28.10	37.37
Impairment of Oil and Natural Gas Properties	51.29	—	181.13
Depreciation and Amortization	0.30	0.23	0.16
Accretion of Discount on Asset Retirement Obligation	0.08	0.05	0.04

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Revenues from sales of oil and natural gas were $101.2 million in 2014 compared to $54.0 million in 2013. For 2014, our total production volumes on a Boe basis increased 110.24% as compared to 2013. Production primarily increased due to the addition of 24.19 net productive operated Bakken/Three Forks wells in 2014. During 2014, we realized an $84.01 average price per Bbl of oil (including settled derivatives) compared to an $87.16 average price per Bbl of oil during 2013.

Net Gains and Losses on Commodity Derivatives

Net gains on commodity derivatives were $11,439,240 in 2014 compared to a loss of $2,656,535 in 2013. Net cash settlements received on commodity derivatives were $5,542,110 in 2014 compared net cash settlements paid of $1,984,778 in 2013. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as unsettled gains and losses from derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Future derivatives gains will be offset by lower future wellhead revenues. Conversely, future derivatives losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2014 and 2013, all of our derivative contracts were recorded at their fair value, which was a net asset of $5,044,125 and a net liability of $853,005, respectively.

Production Expenses

Production expenses were $20,559,423 in 2014 compared to $8,520,414 in 2013. Workover expenses totaling $5,019,104 were incurred in 2014 compared to $374,519 in 2013. A portion of the increase in workover expense was attributable to producing properties acquired during 2013 and 2014. On a per unit basis, production expenses decreased from $13.22 per Boe in 2013 to $12.00 per Boe in 2014 when excluding workover costs. We experience increases in production expenses as we add new wells and maintain production from existing properties. The use of power generators and associated fuel costs, the disposal of produced water and pump repairs and replacement are large cost drivers in our Williston Basin wells.

Production Taxes

Production taxes were $11,010,300 in 2014 compared to $5,702,521 in 2013. We pay production taxes based on realized oil and natural gas sales. Our production tax rates were 10.88% in 2014 compared to 10.56% in 2013. Certain portions of our production occurs in North Dakota and Montana jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate of 11.5%. The 2014 average production tax rate was higher than 2013 due to expirations of production tax holidays during the year.

General and Administrative Expense

General and administrative expenses were $25,186,682 in 2014 compared to $30,507,114 in 2013. The 2014 decrease of $5,320,432 when compared to 2013 is primarily due to lower employee compensation and employee-related expenses. Employee compensation and employee-related expenses decreased on a year-over-year basis in 2014 compared to 2013 by $6,158,045 due to lower executive compensation, offset by an increase of $650,307 related to professional and legal expense due to increased business development and significant current year acquisitions, and an increase of $188,118 in software expenses due to increased infrastructure development. Share-based compensation expenses are included in the employee compensation and related expenses, totaling $11,459,431 in 2014 compared to $12,885,236 in 2013. Approximately $919,633 and $2,755,402 of the share-based compensation expense during the year ended December 31, 2014 and 2013, respectively, related to the modification and accelerated vesting of equity grants associated with severance to prior officers of the Company.

Depletion Expense

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. Depletion expense was $34,798,218 in 2014 compared to $17,310,059 in 2013. On a per-unit basis, depletion expense was $26.87 per Boe in 2014 compared to $28.10 per Boe in 2013. Our depletion expense is based on the capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs which are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves determined by our independent petroleum engineers. This increase in depletion expense in 2014 was due primarily to the addition of 24.19 net productive operated Bakken/Three Forks wells in 2014.

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

We recognized $66,430,000 of impairment expense in 2014 compared to $0 in 2013. Included in the full cost pool at December 31, 2014 was $71.2 million of costs related to acquisitions made in 2014 based on higher price decks than the SEC price deck used at December 31, 2014. Further, the 12-month average price is $7.12 lower than the 12-month average price used at December 31, 2013.

If commodity prices remain at decreased levels, the 12-month average price used in the ceiling calculation will decline and will likely cause potential write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties may occur until such time as commodity prices have recovered, and remained at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Other Income (Expense), Net

Other expense, net was $1,577,461 for the year ended December 31, 2014 compared to $7,362,155 for the year ended December 31, 2013. We recognized a gain of $13,504,000 on the warrant liability during 2014, compared to a loss of $7,077,000 in 2013. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Interest expense was $4,675,475 for the year ended December 31, 2014, compared to $287,934 for the year ended December 31, 2013. The increase in interest expense primarily relates to interest expense incurred on the Convertible Notes issued in March 2014. In December 2014, we issued 10,721,824 shares of common stock in exchange for $21,000,000 of Convertible Notes. As a result of the issuance, we recognized $10,438,080 of debt conversion expense for the fair value of the shares of common stock issued in excess of the shares of common stock underlying the acquired Convertible Notes.

Net Income (Loss) Attributable to Common Stockholders

We had a net loss attributable to common stockholders of $52,145,225 in 2014 compared to a net loss of $31,162,092 in 2013 (representing $(0.78) and $(0.75) per share, respectively). The change in net loss attributable to common stockholders in our period-over-period results was driven by increased revenue and production from our oil and natural gas properties, lower general and administrative expenses and a gain on our warrant liability, offset by an impairment expense on oil and natural gas properties, debt conversion expense on our Convertible Notes and increased interest expense.

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

Other Income (Expense), Net

Other income (expense), net was $(7,362,155) for the year ended December 31, 2013 compared to $3,115,564 for the year ended December 31, 2012. We recognized a loss of $7,077,000 on the warrant liability during 2013. The warrants were not outstanding prior to 2013 and accordingly, no associated warrant revaluation expense was recognized in 2012. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Interest expense was $287,934 for the year ended December 31, 2013, compared to $2,614,240 for the year ended December 31, 2012. The decrease in interest expense is due to the pay-off of the outstanding borrowings under our Credit Facility balance during the second quarter of 2013. The other income recognized during 2012 was a result of a $7,213,835 gain recognized, offset by $1,455,787 of acquisition costs incurred in the acquisition of Emerald Oil North America on July 26, 2012 in accordance with GAAP. The gain was the result of the decrease in the share price of our common stock, which was the primary form of consideration for the acquisition, between the announcement date and closing date of the acquisition. We did not acquire any business during the year ended December 31, 2013.

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

	Year Ended December 31,
	2014	2013	2012
Net loss	$(52,145,225)	$(10,882,895)	$(62,296,099)
Less: Preferred stock dividends and deemed dividends	—	(20,279,197)	—
Net loss attributable to common stockholders	(52,145,225)	(31,162,092)	(62,296,099)
Add: Impairment of oil and natural gas properties	66,430,000	—	61,900,692
Interest expense	4,675,475	287,934	2,614,240
Accretion of discount on asset retirement obligations	104,803	32,449	14,988
Depletion, depreciation and amortization	35,187,769	17,454,551	12,824,536
Stock-based compensation	11,459,431	12,885,236	7,318,690
Warrant revaluation expense (gain)	(13,504,000)	7,077,000	—
Preferred stock dividends	—	2,582,191	—
Preferred stock redemption premium	—	6,250,000	—
Accretion of preferred stock issuance discount	—	11,447,006	—
Debt conversion expense	10,438,080	—	—
Net (gains) losses on commodity derivatives	(11,439,240)	2,656,535	215,439
Gain on sale of oil and natural gas properties, net	—	(7,371,804)	—
Gain on acquisition of business, net	—	—	(5,758,048)
Net cash settlements received (paid) on commodity derivatives	5,542,110	(1,984,778)	(34,191)
Adjusted EBITDA	$56,749,203	$20,154,228	$16,800,247

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

Oil and Natural Gas Properties, Depletion and Full Cost Ceiling Test

We follow the full cost method of accounting for oil and natural gas properties. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and exploitation and development of oil and natural gas reserves are capitalized. Such capitalized costs include costs associated with lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and natural gas wells, and salaries, benefits and other internal salary related costs directly attributable to these activities. Proceeds from the disposition of oil and natural gas properties are generally accounted for as a reduction in capitalized costs, with no gain or loss recognized. A gain was recognized on one transaction in 2013 that resulted in the sale of a significant portion of proved reserves as of the transaction date and significantly altered the relationship between capitalized costs and proved reserves attributable to the Williston Basin. For additional discussion please refer to Note 4 – Oil and Natural Gas Properties – Leasehold Sales under Item 8 of this Annual Report.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenues during the years ended December 31, 2014, 2013 and 2012 generally have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil and natural gas that also increase and decrease along with oil and natural gas prices.

Our Credit Facility allows us to enter into commodity derivative instruments, the notional volumes for which when aggregated with other commodity swap agreements and additional fixed-price physical off-take contracts then in effect, as of the date such instrument is executed, is not greater than 80% of the reasonably anticipated projected production from our proved developed producing reserves. We use swaps to fix the sales price for our anticipated future oil production. Upon settlement, we receive a fixed price for the underlying commodity and pay our counterparty a floating market price, as defined in each instrument. These instruments are settled monthly. When the floating price exceeds the fixed price for a contract month, we pay our counterparty. When the fixed price exceeds the floating price, our counterparty is required to make a payment to us. Currently, we utilize swaps to reduce the effect of price changes on a portion of our future oil production. We do not enter into derivative instruments for trading purposes. All commodity derivative instruments are accounted for using mark-to-market accounting. We settled certain swap contracts early during the year, resulting in approximately $5,750,000 in cash settlements during 2014.

We use these commodity derivative instruments as a means of managing our exposure to price changes. While we structure these derivatives to reduce our exposure to changes in price associated with the derivative commodity, they also may limit the benefit we might otherwise have received from market price increases. Based on the December 31, 2014 published commodity futures price curves for crude oil, a hypothetical price increase or decrease of $5.00 per Bbl for crude oil would increase or decrease the fair value of our net commodity derivative asset by approximately $600,000.

Interest Rate Risk

At December 31, 2014, we had $151.5 million outstanding under our Convertible Notes due April 1, 2019 at a fixed interest rate of 2.0%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss. In addition, as of December 31, 2014, we had (i) $250 million of total borrowings available to us under our Credit Facility, of which, $75.0 million was drawn at year-end. The Credit Facility bears interest at variable rates. Assuming we had the maximum amount outstanding at December 31, 2014 under our credit facility of $250 million, a 1.0% increase in interest rates would result in additional annualized interest expense of $2.5 million. We currently have no interest rate derivative instruments outstanding. However, we may enter into interest rate derivative instruments in the future if we determine that it is necessary to invest in such instruments in order to mitigate our interest rate risk.

For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 8 – Revolving Credit Facility and Note 9 – Convertible Notes under Item 8 in this Annual Report.

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

As of December 31, 2014, our management, consisting of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, consisting of our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2014.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Emerald Oil, Inc.

Denver, Colorado

We have audited Emerald Oil, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emerald Oil, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Emerald Oil, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Emerald Oil, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Emerald Oil, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas

March 10, 2015

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Documents filed as Part of this Report:

1.  Financial Statements

See Index to Financial Statements on page F- 1.

2.  Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

3.  Exhibits

The exhibits set forth in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated June 11, 2014, by and between Emerald Oil, Inc., a Montana corporation, and Emerald Oil, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 12, 2014, and incorporated herein by reference).

3.1	Certificate of Incorporation of Emerald Oil, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2014, and incorporated herein by reference).

3.2	Certificate of Ownership and Merger by and between Emerald Oil, Inc., a Montana corporation, and Emerald Oil, Inc., a Delaware corporation (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 12, 2014, and incorporated herein by reference).

3.3	Articles of Merger of Emerald Oil, Inc., a Montana corporation, into and Emerald Oil, Inc., a Delaware corporation, dated June 11, 2014 (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on June 12, 2014, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Emerald Oil, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 24, 2014, and incorporated herein by reference).

4.1	Form of Stock Certificate of Emerald Oil, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2014, and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock issued to investors in the February 2013 private placement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 2013, and incorporated herein by reference).

4.3	Indenture, dated as of March 24, 2014, between Emerald Oil, Inc. and U.S. Bank National Association, as trustee (including the form of Convertible Notes) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014, and incorporated herein by reference).

**10.1	Emerald Oil, Inc. Second Amended and Restated 2011 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2013, and incorporated herein by reference).

**10.2	Form of Incentive Stock Option Agreement under the 2011 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
**10.3	Form of Nonqualified Stock Option Agreement under the 2011 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011, and incorporated herein by reference).

**10.4	Form of Restricted Stock Agreement under the 2011 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011, and incorporated herein by reference).

**10.5	Form of Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011, and incorporated herein by reference).

**10.6	Employment Agreement, dated as of September 18, 2013, by and between Emerald Oil, Inc. and McAndrew Rudisill (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2013, and incorporated herein by reference).

**10.7	Second Amended and Restated Employment Agreement, dated as of September 18, 2013, by and between Emerald Oil, Inc. and Michael Krzus (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 18, 2013, and incorporated herein by reference).

**10.8	Employment Agreement, dated as of September 18, 2013, by and between Emerald Oil, Inc. and James Russell (J.R.) Reger (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 18, 2013, and incorporated herein by reference).

**10.9	Employment Agreement, dated as of September 18, 2013, by and between Emerald Oil, Inc. and Paul Wiesner (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 18, 2013, and incorporated herein by reference).

**10.10	Employment Agreement, dated as of September 18, 2013, by and between Emerald Oil, Inc. and David Veltri (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 18, 2013, and incorporated herein by reference).

**10.11	Amended and Restated Employment Agreement between Ryan Smith and Emerald Oil, Inc., dated effective as of September 10, 2014 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 12, 2014, and incorporated herein by reference).

**10.12	Employment Agreement, dated as of September 18, 2013, by and between Emerald Oil, Inc. and Michael Dickinson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2014, and incorporated herein by reference).

10.13	Credit Agreement, dated as of November 20, 2012, among Emerald Oil, Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.14	First Amendment to Credit Agreement, dated as of February 18, 2013, by and among Emerald Oil, Inc., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the Lenders (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 19, 2013, and incorporated herein by reference).

10.15	Second Amendment to Credit Agreement, dated as of March 24, 2014, among Emerald Oil, Inc., the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014, and incorporated herein by reference)

10.16	Amended and Restated Credit Agreement, dated as of May 1, 2014, among Emerald Oil, Inc., the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2014, and incorporated herein by reference)

10.17	First Amendment to Amended and Restated Credit Agreement, dated as of September 2, 2014, among Emerald Oil, Inc., the guarantors party thereto, Wells Fargo, Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2014, and incorporated herein by reference).

10.18	Securities Purchase Agreement, dated as of February 1, 2013, by and among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2013, and incorporated herein by reference).

10.19	Registration Rights Agreement, dated as of February 19, 2013, by and among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2013, and incorporated herein by reference).

10.20	Amendment No. 1, dated June 4, 2013, to the Registration Rights Agreement dated as of February 19, 2013, by and among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2013, and incorporated herein by reference).

10.21	Amendment No. 2, dated as of October 17, 2013, to the Registration Rights Agreement dated as of February 19, 2013, by and among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2013, and incorporated herein by reference).

10.22	Securities Purchase Agreement, dated as of May 13, 2013, by and among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2013, and incorporated herein by reference).

10.23	Securities Purchase Agreement, dated as of September 23, 2013, by and among Emerald Oil, Inc., WDE Emerald Holdings LLC and White Deer Energy FI L.P (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2013, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.24	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2013, and incorporated herein by reference).

10.25	Purchase and Sale Agreement, dated as of August 1, 2014, by and among Emerald Oil, Inc., Emerald WB LLC, Liberty Resources Management Company, LLC, Liberty Resources Bakken Operating, LLC, and Liberty Resources II, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014, and incorporated herein by reference)

10.26	Purchase and Sale Agreement, dated January 9, 2014, by and among Kodiak Oil & Gas (USA) Inc., Emerald Oil, Inc. and Emerald WB LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 10, 2014, and incorporated herein by reference).

10.27	Form of Exchange Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 11, 2014, and incorporated herein by reference).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm BDO USA, LLP.

*23.2	Consent of Netherland, Sewell & Associates, Inc.

*24.1	Power of Attorney (included on signature page).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
*99.1	Report of Netherland, Sewell & Associates, Inc.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*	Indicates exhibits filed herewith.
**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD OIL, INC.

Date: March 10, 2015	By: /s/ MCANDREW RUDISILL

McAndrew Rudisill
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints, McAndrew Rudisill and Ryan Smith, or either of them, his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Commission, granting unto said attorney-in-fact and agent, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date
/s/ MCANDREW RUDISILL McAndrew Rudisill	Director; Chief Executive Officer (principal executive officer)	March 10, 2015

/s/ RYAN SMITH Ryan Smith	Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2015

/s/ JAMES RUSSELL (J.R.) REGER James Russell (J.R.) Reger	Director	March 10, 2015

/s/ BEN A. GUILL Ben A. Guill	Director	March 10, 2015

/s/ DUKE R. LIGON Duke R. Ligon	Director	March 10, 2015

/s/ DANIEL L. SPEARS Daniel L. Spears	Director	March 10, 2015

/s/ SETH SETRAKIAN Seth Setrakian	Director	March 10, 2015

EMERALD OIL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Emerald Oil, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Emerald Oil, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerald Oil, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emerald Oil, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas

March 10, 2015

EMERALD OIL, INC.
CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,389,230	$144,255,438
Restricted Cash	—	15,000,512
Accounts Receivable – Oil and Natural Gas Sales	7,203,455	8,715,821
Accounts Receivable – Joint Interest Partners	31,842,464	31,523,204
Other Receivables	980,317	577,409
Prepaid Expenses and Other Current Assets	289,061	206,299
Fair Value of Commodity Derivatives	5,044,125	—
Total Current Assets	57,748,652	200,278,683
PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method, at cost:
Proved Oil and Natural Gas Properties	593,472,170	211,015,067
Unproved Oil and Natural Gas Properties	166,708,263	57,015,315
Equipment and Facilities	6,086,896	1,837,744
Other Property and Equipment	2,583,372	890,811
Total Property and Equipment	768,850,701	270,758,937
Less – Accumulated Depreciation, Depletion and Amortization	(149,703,417)	(48,176,522)
Total Property and Equipment, Net	619,147,284	222,582,415
Restricted Cash	4,000,000	6,000,000
Fair Value of Commodity Derivatives	—	68,396
Debt Issuance Costs, Net of Amortization	5,779,125	475,157
Deposits on Acquisitions	140,173	125,368
Deferred Tax Asset, Net	1,813,796	—
Other Non-Current Assets	430,846	357,644
Total Assets	$689,059,876	$429,887,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$120,136,903	$63,168,422
Fair Value of Commodity Derivatives	—	921,401
Accrued Expenses	11,267,831	11,821,729
Advances from Joint Interest Partners	2,577,247	2,205,538
Deferred Tax Liability, Net	1,813,796	—
Total Current Liabilities	135,795,777	78,117,090
LONG-TERM LIABILITIES
Revolving Credit Facility	75,000,000	—
Convertible Senior Notes	151,500,000	—
Asset Retirement Obligations	2,671,975	692,137
Warrant Liability	2,199,000	15,703,000
Other Non-Current Liabilities	—	56,327
Total Liabilities	367,166,752	94,568,554

COMMITMENTS AND CONTINGENCIES

Preferred Stock – Par Value $.001; 20,000,000 Shares Authorized;
Series B Voting Preferred Stock – 5,114,633 issued and outstanding at December 31, 2014 and December 31, 2013. Liquidation preference value of $5,115 as of December 31, 2014 and December 31, 2013.	5,000	5,000

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001; 500,000,000 Shares Authorized, 77,828,613 and 65,840,370 Shares Issued and Outstanding, respectively	77,828	65,840
Additional Paid-In Capital	455,008,596	416,301,344
Accumulated Deficit	(133,198,300)	(81,053,075)
Total Stockholders’ Equity	321,888,124	335,314,109
Total Liabilities and Stockholders’ Equity	$689,059,876	$429,887,663

The accompanying notes are an integral part of these consolidated financial statements.

EMERALD OIL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
REVENUES
Oil Sales	$98,532,131	$52,609,790	$27,264,526
Natural Gas Sales	2,636,460	1,371,250	865,459
Net Gain (Losses) on Commodity Derivatives	11,439,240	(2,656,535)	(215,439)
Total Revenues	112,607,831	51,324,505	27,914,546
OPERATING EXPENSES
Production Expenses	20,559,423	8,520,414	2,727,133
Production Taxes	11,010,300	5,702,521	2,955,015
General and Administrative Expenses	25,186,682	30,507,114	12,903,845
Depletion of Oil and Natural Gas Properties	34,798,218	17,310,059	12,770,718
Impairment of Oil and Natural Gas Properties	66,430,000	—	61,900,692
Depreciation and Amortization	389,551	144,492	53,818
Accretion of Discount on Asset Retirement Obligations	104,803	32,449	14,988
Acquisition Costs	409,712	—	—
Early Rig Termination Expense	4,286,906	—	—
Gain on Sale of Oil and Natural Gas Properties	—	(7,371,804)	—
Total Operating Expenses	163,175,595	54,845,245	93,326,209

LOSS FROM OPERATIONS	(50,567,764)	(3,520,740)	(65,411,663)

OTHER INCOME (EXPENSE)
Interest Expense	(4,675,475)	(287,934)	(2,614,240)
Warrant Revaluation Gain (Expense)	13,504,000	(7,077,000)	—
Debt Conversion Expense	(10,438,080)	—	—
Gain on Acquisition of Business, Net	—	—	5,758,048
Other Income (Expense)	32,094	2,779	(28,244)
Total Other Income (Expense), Net	(1,577,461)	(7,362,155)	3,115,564

LOSS BEFORE INCOME TAXES	(52,145,225)	(10,882,895)	(62,296,099)

INCOME TAX PROVISION	—	—	—

NET LOSS	(52,145,225)	(10,882,895)	(62,296,099)
Less: Preferred Stock Dividends and Deemed Dividends	—	(20,279,197)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(52,145,225)	$(31,162,092)	$(62,296,099)

Net Loss Per Common Share – Basic and Diluted	$(0.78)	$(0.75)	$(4.91)

Weighted Average Shares Outstanding – Basic and Diluted	66,772,458	41,383,277	12,699,544

The accompanying notes are an integral part of these consolidated financial statements.

EMERALD OIL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(52,145,225)	$(10,882,895)	$(62,296,099)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used For) Operating Activities:
Depletion of Oil and Natural Gas Properties	34,798,218	17,310,059	12,770,718
Impairment of Oil and Natural Gas Properties	66,430,000	—	61,900,692
Depreciation and Amortization	389,551	144,492	53,818
Amortization of Debt Issuance Costs	1,711,171	127,857	1,929,561
Accretion of Discount on Asset Retirement Obligations	104,803	32,449	14,988
Net (Gains) Losses on Commodity Derivatives	(11,439,240)	2,656,535	215,439
Net Cash Settlements Received (Paid) on Commodity Derivatives	5,542,110	(1,984,778)	(34,191)
Gain on Sale of Oil and Natural Gas Properties, Net	—	(7,371,804)	—
Gain on Acquisition of Business	—	—	(7,213,835)
Warrant Revaluation Expense (Gain)	(13,504,000)	7,077,000	—
Share-Based Compensation Expense	11,459,431	12,885,209	7,318,690
Debt Conversion Expense	10,438,080	—	—
Changes in Assets and Liabilities:
(Increase) Decrease in Trade Receivables – Oil and Natural Gas Revenues	1,512,366	(200,956)	(5,267,453)
Increase in Accounts Receivable – Joint Interest Partners	(319,260)	(27,464,913)	(4,058,291)
(Increase) Decrease in Other Receivables	(402,908)	556,440	(1,133,849)
Increase in Prepaid Expenses and Other Current Assets	(82,762)	(103,126)	(54,843)
Increase in Other Non-Current Assets	(73,201)	(96,869)	(100,100)
Increase in Accounts Payable	9,152,337	2,831,342	30,123
Increase (Decrease) in Accrued Expenses	(7,055,970)	8,412,533	214,399
Increase (Decrease) in Other Non-Current Liabilities	(56,327)	56,327	—
Increases in Advances from Joint Interest Partners	371,709	2,205,538	—
Net Cash Provided By Operating Activities	56,830,883	6,190,440	4,289,767
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Property and Equipment	(1,692,561)	(505,788)	(172,785)
Restricted Cash Released	17,000,512	—	—
Restricted Cash Received	—	(21,000,512)	—
Payments of Restricted Cash	(2,648,721)	—	—
Increase in Deposits for Acquisitions	(14,805)	(125,368)	—
Use of (Payments for) Prepaid Drilling Costs	—	100,193	(67,030)
Proceeds from Sale of Oil and Natural Gas Properties, Net of Transaction Costs	36,155,859	129,432,743	—
Investment in Oil and Natural Gas Properties	(478,068,380)	(182,901,806)	(66,212,818)
Net Cash Used For Investing Activities	(429,268,096)	(75,000,538)	(66,452,633)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Convertible Notes, Net of Transactions Costs	166,893,211	—	—
Proceeds from Issuance of Common Stock, Net of Transaction Costs	—	238,354,687	72,167,012
Proceeds from Issuance of Preferred Stock, Net of Transaction Costs	—	47,183,994	—
Payments on Preferred Stock	—	(50,000,000)	—
Advances on Revolving Credit Facility and Term Loan	110,000,000	—	56,530,730
Payments on Revolving Credit Facility	(35,000,000)	(23,500,000)	(33,030,730)
Payments of Senior Secured Promissory Notes	—	—	(15,000,000)
Payment of Assumed Liabilities	—	—	(20,303,903)
Cash Paid for Finance Costs	(24,605)	(333,333)	(1,935,131)
Preferred Stock Dividends and Deemed Dividends	—	(8,832,191)	—
Cash Paid for Debt Issuance Costs	(1,408,351)	—	—
Proceeds from Exercise of Stock Options and Warrants	110,750	—	—
Net Cash Provided by Financing Activities	240,571,005	202,873,157	58,427,978
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(131,866,208)	134,063,059	(3,734,888)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	144,255,438	10,192,379	13,927,267
CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,389,230	$144,255,438	$10,192,379
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$2,121,184	$255,776	$1,154,943
Cash Paid During the Period for Income Taxes	$—	$—	$—
Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Account Payable	$107,957,324	$60,141,180	$38,973,137
Stock-Based Compensation Capitalized to Oil and Natural Gas Properties	$2,273,656	$1,193,960	$582,040
Accretion on Preferred Stock Issuance Discount	$—	$8,626,000	$—
Accretion of Preferred Stock Issuance Costs	$—	$2,816,000	$—
Asset Retirement Obligation Costs and Liabilities	$1,966,907	$676,240	$164,967
Asset Retirement Obligations Associated With Properties Sold	$19,317	$312,625	$—
Asset Retirement Obligations Settled through P&A	$72,556	$—	$—
Common Stock Issued for Oil and Natural Gas Properties	$—	$6,736,935	$—
Debt Extinguished in Conversion of Convertible Notes	$21,000,000	$—	$—
Purchases through Issuance of Common Stock or Assumption of Liabilities:
Oil and Natural Gas Properties	$—	$—	$40,787,238
Other Property and Equipment	$—	$—	$36,000
Other Non-Current Assets	$—	$—	$75,000
Non-Cash Acquisition of Business Amounts:
Fair Market Value of Common Stock Issued	$—	$—	$13,380,501
Debt Assumed	$—	$—	$20,303,903

The accompanying notes are an integral part of these consolidated financial statements.

EMERALD OIL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance – December 31, 2011	8,264,062	$8,264	$87,007,758	$(7,874,081)	$79,141,941
Common Shares Issued as Compensation	910,296	910	3,837,212	—	3,838,122
Restricted Stock Grants	74,285	74	(74)	—	—
Restricted Stock Forfeited	(53,572)	(53)	53	—	—
Restricted Stock Grant Compensation	—	—	1,178,559	—	1,178,559
Compensation Related to Stock Option Grants	—	—	1,779,901	—	1,779,901
Director Fees Related to Stock Option Grants	—	—	1,104,147	—	1,104,147
Issuance of Common Shares for the Acquisition of Emerald Oil North America, Inc.	1,662,174	1,662	13,378,839	—	13,380,501
Net Proceeds from Equity Offering	13,877,555	13,878	72,153,134	—	72,167,012
Reverse Split Reconciliation Due to Fractional Shares	(157)	—	—	—	—
Net Loss	—	—	—	(62,296,099)	(62,296,099)
Balance – December 31, 2012	24,734,643	24,735	180,439,530	(70,170,180)	110,294,085
Common shares issued for oil and natural gas properties	1,165,015	1,165	6,735,770	—	6,736,935
Stock-based compensation	—	—	13,378,158	—	13,378,158
Restricted Stock Vesting, Net of Tax Withholding	1,012,260	1,012	(2,288,675)	—	(2,287,663)
Equity offering	38,928,452	38,928	238,315,759	—	238,354,687
Redemption of Preferred Stock and Accretion of Issuance Discount	—	—	(17,697,007)	—	(17,697,007)
Preferred Stock Dividends Paid	—	—	(2,582,191)	—	(2,582,191)
Net loss	—	—	—	(10,882,895)	(10,882,895)
Balance – December 31, 2013	65,840,370	65,840	416,301,344	(81,053,075)	335,314,109
Stock-based compensation	—	—	11,283,929	—	11,283,929
Restricted Stock Vesting, Net of Tax Withholding	—	—	(4,011,910)	—	(4,011,910)
Restricted Stock Grants	1,266,419	1,266	(1,266)	—	—
Common shares issued to extinguish convertible debt	10,721,824	10,722	31,427,358	—	31,438,080
Transaction costs related to prior year offering	—	—	33,746	—	33,746
Stock option exercise	—	—	(24,605)	—	(24,605)
Net loss	—	—	—	(52,145,225)	(52,145,225)
Balance – December 31, 2014	77,828,613	$77,828	$455,008,596	$(133,198,300)	$321,888,124

The accompanying notes are an integral part of these consolidated financial statements.

EMERALD OIL, INC.
Notes to Consolidated Financial Statements

NOTE 1  ORGANIZATION AND NATURE OF BUSINESS

Description of Operations — Emerald Oil, Inc. (the “Company”), a Delaware corporation, is a Denver-based independent exploration and production company focused on acquiring acreage and developing oil and natural gas wells in the Williston Basin of North Dakota and Montana.

The Company designs, drills and operates oil and natural gas wells on acreage where it holds a controlling working interest. The Company also participates in the drilling of oil and natural gas wells operated by other companies.

The Company added executive management that is experienced in exploration and production of oil and natural gas resources with the acquisition of Emerald Oil North America, Inc., formerly known as Emerald Oil, Inc. (“Emerald Oil North America”), on July 26, 2012 (see Note 3 – Acquisition of Business). The Company continues to add to these internal capabilities and leveraged best practices through partnering with industry experts. Currently, the Company has 42 employees and retains independent contractors to assist in operating and managing oil and natural gas development.

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

Reverse Stock Split

On October 22, 2012, a majority of the Company’s stockholders approved a 1-for-7 reverse stock split pursuant to which all stockholders of record received one share of common stock for each seven shares of common stock owned (subject to minor adjustments as a result of fractional shares). This reverse stock split decreased the issued and outstanding common shares by approximately 140,339,000, the outstanding warrants by approximately 6,700,000 and the outstanding stock options by approximately 4,100,000. GAAP requires that the reverse stock split be applied retrospectively to all periods presented. As a result, all stock, warrant and option transactions described herein have been adjusted to reflect the 1-for-7 reverse stock split.

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

Restricted Cash

Restricted cash included in current and long-term assets on the consolidated balance sheets totaled $4 million and $21 million at December 31, 2014 and December 31, 2013, respectively.  At December 31, 2014, the $4 million balance related to a drilling commitment agreement entered into pursuant to oil and natural gas leases. As of December 31, 2013, there was an additional $11.0 million of restricted cash related to a portion of proceeds from a leasehold sale held in escrow until finalization of standard due diligence procedures. On February 21, 2014, $8.6 million was released to the Company, with the remaining $2.4 million returned to the buyer for purchase price adjustments.

Accounts Receivable

The Company records estimated oil and natural gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables during the years ended December 31, 2014, 2013 and 2012.

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

At December 31, 2014 and 2013, the cash and cash equivalents were concentrated in one financial institution. We periodically assess the financial condition of this institution and believe that any possible credit risk is minimal.

During the year ended December 31, 2014, 81% of the Company’s production was sold to two customers. However, the Company does not believe that the loss of a single purchaser, including these two, would materially affect the Company’s business because there are numerous other purchasers in the area in which the Company sells its production. For the years ended December 31, 2014, 2013 and 2012, purchases by the following companies exceeded 10% of the total oil and natural gas revenues of the Company.

	For the Years Ended December 31,
	2014	2013	2012
Customer A	59%	24%	—
Customer B	22%	12%	—

Our customers are in the energy industry and they may be similarly affected by changes in economic or other conditions.

Full Cost Method

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized $5,340,034, $3,443,462 and $842,418, respectively, of internal salaries, which included $2,273,656, $1,193,960 and $582,040, respectively, of stock-based compensation. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company capitalized interest of $362,688 for the year ended December 31, 2012. The Company did not capitalize interest for the years ended December 31, 2014 and 2013.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. The Company closed property sales during the years ended December 31, 2014 and 2013 in the Williston Basin and Sand Wash Basin (see Note 4 – Oil and Natural Gas Properties). A gain was recognized on one transaction in 2013 that resulted in the sale of a significant portion of proved reserves as of the transaction date and significantly altered the relationship between capitalized costs and proved reserves attributable to the Williston Basin. No gain or loss was recognized on any other sales during the period. The Company engages in acreage trades in the Williston Basin, but these trades are generally for acreage that is similar both in terms of geographic location and potential resource value.

The Company assesses all items classified as unproved property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization. For the years ended December 31, 2014, 2013 and 2012, the Company included $2,979,258, $3,020,485 and $3,625,209, respectively, related to expiring leases within costs subject to the depletion calculation.

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, which is tested on a quarterly basis, an impairment is recognized. The present value of estimated future net revenues is computed by applying prices based on a 12-month unweighted average of the oil and natural gas prices in effect on the first day of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. Based on calculated reserves at December 31, 2014, 2013 and 2012, the unamortized costs of the Company’s oil and natural gas properties exceeded the ceiling test limit by $66,430,000, $0 and $51,709,458 respectively. The Company also recognized that oil and natural gas properties exceeded the ceiling test limit as of June 30, 2012 by $10,191,234. As a result, the Company was required to record impairment of the net capitalized costs of its oil and natural gas properties in the amount of $66,430,000, $0 and $61,900,692 for the years ended December 31, 2014, 2013, and 2012, respectively.

Oil and Natural Gas Reserve Quantities

Emerald’s estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Emerald’s reserve estimates are prepared by the independent engineering firm, Netherland, Sewell & Associates, Inc. The estimate of Emerald’s proved reserves as of December 31, 2014, 2013 and 2012 have been prepared and presented in accordance with SEC rules and accounting standards.

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

Other Property and Equipment

Property and equipment that are not oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation expense was $389,551, $144,492 and $53,818 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the liability can be reasonably estimated or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depleted using the units of production method. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Revenue Recognition and Natural Gas Balancing

The Company recognizes oil and natural gas revenues from its interests in producing wells when production is delivered and title has transferred to the purchaser, to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of December 31, 2014 and 2013, the Company’s natural gas production was in balance, i.e., its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled the Company’s entitled interest in natural gas production from those wells.

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

On May 27, 2011, the stockholders of the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”), under which 714,286 shares of common stock were reserved. On October 22, 2012, the stockholders of the Company approved an amendment to the 2011 Plan to increase the number of shares available for issuance under the 2011 Plan to 3,500,000 shares. On July 10, 2013, the stockholders of the Company approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to 9,800,000 shares. The purpose of the 2011 Plan is to promote the success of the Company and its affiliates by facilitating the employment and retention of competent personnel and by furnishing incentives to those officers, directors and employees upon whose efforts the success of the Company and its affiliates will depend to a large degree. It is the intention of the Company to carry out the 2011 Plan through the granting of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and stock appreciation rights. As of December 31, 2014, 1,211,563 stock options and 3,791,502 shares of common stock and restricted stock units had been issued to officers, directors and employees under the 2011 Plan net of cancelations and forfeitures, including 584,620 nonvested restricted stock units. As of December 31, 2014, there are 4,796,935 shares available for issuance under the 2011 Plan.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of nonvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the years ended December 31, 2014, 2013 and 2012, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

 As of December 31, 2014, (i) 584,620 nonvested restricted stock units were issued and outstanding and represented potentially dilutive shares; (ii) 562,673 stock options were issued and exercisable and represented potentially dilutive shares; (iii) 632,006 stock options were granted but were not exercisable and represented potentially dilutive shares; (iv) 5,114,633 warrants were issued and exercisable at an exercise price of $3.02 and represented dilutive shares; (v) 223,293 warrants were issued and exercisable at an exercise price of $6.86 and represented potentially dilutive shares; (vi) 892,858 warrants were issued and exercisable at an exercise price of $49.70 and represented potentially dilutive shares; and (vii) $151.5 million of convertible senior notes convertible into approximately 17,264,958 common shares as of December 31, 2014 and represented potentially dilutive shares.

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

The Emerald Oil North America acquisition was accounted for using the acquisition method. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The Company recorded a gain on the bargain purchase of Emerald Oil North America as a result of the decrease in the Company’s share price between the announcement date (July 10, 2012) and closing date (July 26, 2012) of the acquisition in accordance with GAAP. A summary of the acquisition is below (in thousands):

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

The following table summarizes the purchase price and estimated values of assets acquired and liabilities assumed for the September 2014 acquisition (in thousands):

Purchase Price

Consideration Given:
Cash	$71,187
Assignment of oil and natural gas properties	35,918
Liabilities assumed, net	1,121

Total	$108,226

Allocation of Purchase Price:
Proved oil and natural gas properties	$48,997
Unproved oil and natural gas properties	59,083
Liabilities released	146

Total fair value of oil and natural gas properties	$108,226

Pro Forma Operating Results

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the year ended December 31, 2014 and 2013 to show the effect on our consolidated results of operations as if the September 2014 acquisition had occurred on January 1, 2013.

The pro forma results reflect the results of combining our statement of operations with the results of operations from the oil and natural gas properties acquired in September 2014, adjusted for (i) the assumption of asset retirement obligations and accretion expense for the properties acquired and (ii) depletion expense applied to the adjusted basis of the properties acquired. The pro forma information is based upon these assumptions and is not necessarily indicative of future results of operations:

	Year Ended December 31,
	2014	2013
Revenues	$126,418,589	$57,151,128
Net Loss Available to Common Stockholders	$(48,179,709)	$(29,179,483)

Net Loss Per Share – Basic and Diluted	$(0.72)	$(0.71)

Weighted Average Shares Outstanding – Basic and Diluted	66,772,458	41,383,277

Post-Acquisition Operating Results

The amount of revenues and excess of revenues over direct operating expenses included in the accompanying Consolidated Statements of Operations for the September 2014 acquisition is shown in the table that follows. Direct operating expenses include lease operating expenses, selling, general and administrative expenses and production and other taxes.

	Year Ended December 31,
	2014	2013
Revenues	$2,590,658	$—
Excess of revenues over direct operating expenses	$1,299,829	$—

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

On September 6, 2013, the Company sold its interest in 26,579 non-operated net acres located in the Williston Basin and the associated oil and natural gas production to an unrelated third party for a total sales price of approximately $111.0 million in cash, including sales price adjustments for development costs and production revenue and operating expenses during the effective period and subject to certain post-closing adjustments. $11.0 million of the sales price will remain in escrow upon finalization of standard due diligence procedures. On February 21, 2014, $8.6 million was released to Emerald, with the remaining $2.4 million returned to the buyer for purchase price adjustments during the due diligence period. The acreage was associated with non-operated working interests in Williston Basin Bakken and Three Forks wells. Under the full cost method of accounting for oil and natural gas operations, sales of oil and natural gas properties, whether or not being amortized, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to the cost center. The sale represented greater than 25 percent of the Company’s proved reserves of oil and natural gas attributable to the full cost pool. As a result, there was a significant alteration in the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. Total capitalized costs within the full cost pool are allocated on the basis of the relative fair values of the properties sold and those retained due to substantial economic differences between the properties sold and those retained. Following this methodology, the following table represents a net sales price allocation of the transaction (in thousands):

Sale price	$111,090
Add: Disposition of asset retirement obligations	309
Less: Sale expenses	(1,168)
Purchase price adjustments	(1,520)
Sale price, net	$108,711

Proved oil and natural gas properties	$137,279
Accumulated depletion	(49,508)
Unproved oil and natural gas properties	13,568
Gain on sale	7,372
Sale price, net	$108,711

On September 2, 2014 the Company assigned approximately 4,300 net acres located in Williams County, North Dakota to an unrelated third party as partial consideration for an acquisition transaction. The fair value allocated to the acreage was approximately $35,918,000, including sales price adjustments for development costs and production revenue and operating expenses during the effective period. The acreage was associated with operated working interests in Williston Basin Bakken and Three Forks wells. No gain or loss was recognized as the sale did not significantly alter the relationship between capitalized costs and proved reserves.

NOTE 5  RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with affiliates of White Deer Energy L.P. (“White Deer Energy”), pursuant to which the Company issued to White Deer Energy 500,000 shares of Series A Perpetual Preferred Stock (“Series A Preferred Stock”), 5,114,633 shares of Series B Voting Preferred Stock (“Series B Preferred Stock”) and warrants to purchase an initial aggregate amount of 5,114,633 shares of the Company’s common stock at an initial exercise price of $5.77 per share, for an aggregate $50 million. Pursuant to the Securities Purchase Agreement, White Deer Energy obtained the right to designate one member of the Company’s board of directors as long as White Deer Energy held any shares of Series A Preferred Stock. White Deer Energy designated Thomas J. Edelman as its initial director. Following the redemption of the Series A Preferred Stock during 2013, the Governance and Nominating Committee of the Company nominated Mr. Edelman to continue to serve as a director of the Company, and Mr. Edelman was elected to serve on the board of directors of the Company for another term at the annual stockholders meeting of the Company held in June 2014. On January 28, 2015, Mr. Edelman resigned from his position as a director of the Company and Ben Guill, a Managing Director of White Deer Energy, was appointed to the Board of Directors. For additional information regarding the Securities Purchase Agreement with White Deer Energy, see Note 6 — Preferred and Common Stock.

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

NOTE 6  PREFERRED AND COMMON STOCK

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

On various dates throughout 2013, the Company redeemed all of the outstanding shares of Series A Preferred Stock, including principal of $50,000,000 and redemption premiums of $6,250,000, and no shares of Series A Preferred Stock remained outstanding as of December 31, 2014. For each redemption, the redemption premium was treated as a dividend and recorded as a return of equity to White Deer Energy through a charge to the Company’s additional paid-in capital. The Company paid no dividends during the year ended December 31, 2014 and $2,582,191 for the year ended December 31, 2013. No dividends were paid prior to 2013.

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

The warrants entitle White Deer Energy to acquire 5,114,633 shares of common stock at an initial exercise price of $5.77 per share and surrendering an equal number of shares of Series B Preferred Stock to the Company. In December 2014, the Company issued 10,721,824 common shares below the initial warrant exercise price of $5.77 to extinguish $21,000,000 of Convertible Notes. As a result of the issuance, the warrant exercise price was reduced to $3.02 per share pursuant to a formula provided in the original warrant agreement. See Note 9 – Convertible Notes for further discussion of the December 2014 conversion, Note 14 – Derivative Instruments and Price Risk Management – Warrant Liability and Note 16 – Subsequent Events for further discussion of the warrant liability valuation and further reduction of the warrant exercise price subsequent to year end.

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

The Company recorded the transaction by recognizing the fair value of the Series A Preferred Stock at $38,552,994 (net of offering costs of $2,816,006), Series B Preferred Stock at $5,000 and a warrant liability of $8,626,000 at time of issuance. The Company accreted the Series A Preferred Stock to the liquidation or redemption value when it became probable that the event or events underlying the liquidation or redemption were probable. The Company recognized all issuance discount accretion related to the partial redemptions of preferred stock on June 20, 2013, August 30, 2013 and October 15, 2013. There was no issuance discount remaining as of December 31, 2013 or 2014.

A summary of the preferred stock transaction components as of December 31, 2014, December 31, 2013 and the issuance date is provided below:

	December 31, 2014	December 31, 2013	February 19, 2013 (issuance date)
Series A Preferred Stock	$—	$—	$41,369,000
Series B Preferred Stock	5,000	5,000	5,000
Warrant Liability	2,199,000	15,703,000	8,626,000
Total	$2,204,000	$15,708,000	$50,000,000

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

In December 2014, the Company issued 10,721,824 common shares to extinguish $21,000,000 of Convertible Notes. As a result of the issuance, the warrant exercise price was reduced to $3.02 per share pursuant to a formula provided in the original warrant agreement. The Company recognized $10,438,080 of debt conversion expense for the fair value of the common shares issued in excess of the common shares underlying the original convertible note indenture agreement. See Note 9 – Convertible Notes and Note 16 – Subsequent Events for further discussion of the convertible notes.

Restricted Stock Awards and Restricted Stock Unit Awards

The Company incurred compensation expense associated with restricted stock and restricted stock units granted of $10,457,009, $10,903,696 and $4,684,009 for the years ended December 31, 2014, 2013 and 2012, respectively. There were 584,620 nonvested restricted stock units and $2,124,950 associated remaining unrecognized compensation expense as of December 31, 2014 which is expected to be recognized over the weighted-average period of 0.70 years. The Company capitalized compensation expense associated with the restricted stock of $1,641,664, $851,979 and $332,673 to oil and natural gas properties for the years ended December 31, 2014, 2013 and 2012, respectively. Approximately $919,633 of the compensation expense associated with restricted stock and restricted stock units during the year ended December 31, 2014 related to the modification and accelerated vesting of restricted stock unit grants associated with severance to a prior officer of the Company. A total of 213,228 restricted stock units associated with the severance vested on September 10, 2014. There is no remaining unamortized expense associated with the severance as of December 31, 2014. A summary of the restricted stock units and restricted stock shares outstanding is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and restricted stock units at January 1, 2012	—	$—

Granted	1,919,135	4.93
Canceled	—	—
Forfeited	(53,577)	21.00
Vested	(17,857)	21.00

Non-vested restricted stock and restricted stock units at December 31, 2012	1,847,701	4.31

Granted	1,242,505	7.10
Canceled	(70,642)	4.19
Forfeited	(302,016)	4.86
Vested	(635,361)	4.88

Non-vested restricted stock and restricted stock units at December 31, 2013	2,082,187	5.73

Granted	264,134	7.48
Canceled	(73,204)	7.23
Forfeited	(639,299)	5.48
Vested	(1,049,198)	5.36

Non-vested restricted stock and restricted stock units at December 31, 2014	584,620	$7.27

NOTE 7  STOCK OPTIONS AND WARRANTS

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

On October 1, 2014 the Company granted stock options to certain employees to purchase a total of 3,400 shares of common stock exercisable at $6.15 per share. The options vest on an annual basis over 36 months with 1,133 options vesting on September 30, 2015, 2016 and 2017.

The total fair value of all stock options granted during the years ended December 31, 2014, 2013 and 2012 were calculated using the Black-Scholes valuation model based on factors present at the time the options were granted.

The impact on the Company’s statement of operations of stock-based compensation expense related to options granted for the years ended December 31, 2014, 2013, and 2012 was $894,303, $1,600,924 and $2,634,681, respectively, net of $0 tax. The Company capitalized $631,992, $1,193,960 and $249,367 in compensation to oil and natural gas properties related to outstanding options for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of options for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding at January 1, 2012	150,000	$20.44	7.2	—
Granted	685,713	8.11	—	—
Exercised	—	—	—	—
Forfeited or Expired	—	—	—	—
Outstanding at December 31, 2012	835,713	10.43	7.7	—
Granted	505,301	7.18	—	—
Exercised	(75,000)	4.43	—	—
Forfeited or Expired	(107,143)	16.54	—	—
Outstanding at December 31, 2013	1,158,871	8.90	4.8	—
Granted	581,399	7.11	—	—
Exercised	(75,000)	4.43	—	—
Forfeited or Expired	(470,591)	8.26	—	—
Outstanding at December 31, 2014	1,194,679	$8.56	3.7	$—

Stock Options Exercisable at December 31, 2012	424,997	$11.39	5.9	$121,500
Stock Options Exercisable at December 31, 2013	464,273	$11.12	3.1	$356,024
Stock Options Exercisable at December 31, 2014	562,673	$10.03	2.8	$—

A summary of the status of the Company’s nonvested options as of December 31, 2014 and changes during the year then ended is as follows:

	Number of Options	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2012	410,716	$5.87
Granted	505,301	7.18
Vested	(200,000)	10.47
Forfeited	(21,430	12.39
Nonvested at December 31, 2013	694,587	7.41
Granted	581,399	7.48
Vested	(373,024)	7.43
Forfeited	(270,956)	7.12
Nonvested at December 31, 2014	632,006	$6.91

For the year ended December 31, 2014, 2013 and 2012, other information pertaining to stock options was as follows:

	2014	2013	2012
Weighted-average per share grant-date fair value of stock options granted	$7.11	$4.43	$4.62
Total intrinsic value of options exercised	257,250	211,250	—
Total grant-date fair value of stock options vested during the year	1,557,619	2,093,999	2,159,307

The following assumptions were used for the Black-Scholes model to value the options granted during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Risk free rates	0.58% to 1.42%	0.48% to 2.12%	0.17% to 1.20%
Dividend Yield	0%	0%	0%
Expected volatility	56.16% to 67.70%	64.64% to 79.50%	69.70% to 78.99%
Weighted average expected life	3.5 years	5 years	4 years

There was $923,614 of total unrecognized compensation cost related to nonvested stock options granted as of December 31, 2014. At December 31, 2014, the remaining cost is expected to be recognized over a weighted-average period of 0.91 years. These estimates are subject to change based on a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

Warrants

The Company has recognized no stock-based compensation expense related to warrants granted for the years ended December 31, 2014, 2013, and 2012. A summary of warrants granted to employees, directors and consultants for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Outstanding at December 31, 2011	223,293	$6.86	8.0	$2,458,251
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2012	223,293	6.86	7.0	—
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2013	223,293	6.86	6.0	178,634
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2014	223,293	$6.86	5.0	$—

On February 8, 2011, in conjunction with the sale of 1,785,714 shares of common stock (see Note 6), the Company issued investors warrants to purchase a total of 892,858 shares of common stock exercisable at $49.70 per share.

For the years ended December 31, 2014, 2013 and 2012, other information pertaining to warrants was as follows:

	2014	2013 (1)	2012
Weighted-average grant-date fair value of warrants granted	$—	$1.69	$—
Total intrinsic value of warrants exercised	$—	$—	$—
Total grant-date fair value of warrants vested during the year	$—	$—	$—

(1)	See Note 6 – Common and Preferred Stock – Preferred Stock for details on the warrants issued on February 19, 2013 associated with the preferred stock transaction.

The following assumptions were used for the Black-Scholes model to value the warrants granted during the years ended December 31, 2014, 2013 and 2012.

	2014	2013 (1)	2012
Risk free rates	—	—	—
Dividend yield	—	—	—
Expected volatility	—	—	—
Weighted average expected life	—	—	—

(1)	See Note 14 – Derivative Instruments and Price Risk Management – Warrant Liability for the method and assumptions used to value the warrants issued on February 19, 2013 associated with the preferred stock transaction.

The table below reflects the status of warrants outstanding at December 31, 2014:

	Warrants	Exercise Price	Expiration Date
December 1, 2009	37,216	$6.86	December 1, 2019
December 31, 2009	186,077	$6.86	December 31, 2019
February 8, 2011	892,858	$49.70	February 8, 2016
February 19, 2013 (1)	5,114,633	$3.02	December 31, 2019
Total	6,230,784

(1)	See Note 16 – Subsequent Events for details on the warrant price adjustment subsequent to December 31, 2014.

No warrants expired or were forfeited during the year ended December 31, 2014. All of the compensation expense related to the applicable vested warrants issued to employees has been expensed by the Company prior to 2012. All warrants outstanding were exercisable at December 31, 2014.

NOTE 8 REVOLVING CREDIT FACILITY

Wells Fargo Facility

On November 20, 2012, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent (“Wells Fargo”), and the lenders party thereto. The Credit Facility is a senior secured reserve-based revolving credit facility with a maximum commitment of $400 million. As of December 31, 2014, the Company had drawn $75.0 million toward its $250 million borrowing base under the Credit Facility.

Amounts borrowed under the Credit Facility will mature on September 30, 2018, and upon such date, any amounts outstanding under the Credit Facility are due and payable in full. Redeterminations of the borrowing base are made on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The annual interest cost under the Credit Facility, which is dependent upon the percentage of the borrowing base utilized, is, at the Company’s option, based on either the Alternate Base Rate (as defined under the terms of the Credit Facility) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest rate exceed the maximum interest rate allowed by any current or future law.  Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at the Company’s option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. The Company also pays a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of December 31, 2014, the annual interest rate on the Credit Facility was 3.16%.

A portion of the Credit Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. The Company will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of December 31, 2014, the Company has not obtained any letters of credit under the Credit Facility.

Each of the Company’s subsidiaries is a guarantor under the Credit Facility. The Credit Facility is secured by first priority, perfected liens and security interests on substantially all assets of the Company and the guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Facility contains customary covenants that include, among other things: limitations on the ability of the Company to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Facility also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 4.00 to 1.00. For any fiscal quarter ending in calendar year 2014, total debt is reduced by cash equivalents less $10,000,000 for purposes of calculating the total debt to EBITDA ratio. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2014.

The Credit Facility allows the Company to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months later provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

NOTE 9 CONVERTIBLE NOTES

On March 24, 2014, the Company completed a private placement of $172.5 million in aggregate principal amount of 2.0% Convertible Notes (the “Convertible Notes”), and entered into an indenture (the “Indenture”) governing the Convertible Notes, with U.S. Bank National Association, as trustee (the “Trustee”). The Convertible Notes accrue interest at a rate of 2.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The Convertible Notes mature on April 1, 2019. The Convertible Notes are the Company’s unsecured senior obligations and are equal in right of payment to the Company’s existing and future senior indebtedness. The Convertible Notes were convertible into approximately 17,264,958 shares of common stock as of December 31, 2014. However, the Company does not believe further conversion will take place due to the term remaining on the Convertible Notes, and in the event of conversion, holders would forgo all future interest payments. As a result, the Convertible Notes have been classified as long-term debt as of December 31, 2014.

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

The Indenture contains customary terms and covenants and events of default. If an Event of Default (as defined in the Indenture) occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Convertible Notes may declare by written notice all the Convertible Notes to be immediately due and payable in full. The Company was in compliance with all covenants as of December 31, 2014.

In December 2014, the Company issued 10,721,824 common shares to extinguish $21,000,000 of Convertible Notes. The Convertible Notes had 2,393,162 underlying common shares under the terms of the original indenture agreement. As a result, the Company recognized $10,438,080 of debt conversion expense for the fair value of the common shares issued in excess of the common shares underlying the original convertible note indenture agreement.

NOTE 10  ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of its proved oil and natural gas properties and related facilities. Under the provisions of ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and can be reasonably estimated, and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depleted using the units of production method. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plugging and abandonment costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (average of 2.5% for each of the periods presented); and (iv) a credit-adjusted risk-free interest rate (average of 7.0% for each of the periods presented). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company’s asset retirement obligation transactions for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Beginning Asset Retirement Obligation	$692,137	$296,074	$116,119
Revision of Previous Estimates	148,968	165,968	—
Liabilities Incurred or Acquired	1,817,939	510,271	164,967
Accretion of Discount on Asset Retirement Obligations	104,803	32,449	14,988
Wells Settled through P&A	(72,555)	—	—
Liabilities Associated with Properties Sold	(19,317)	(312,625)	—
Ending Asset Retirement Obligation	$2,671,975	$692,137	$296,074

NOTE 11 ACCRUED LIABILITIES

The Company’s accrued liabilities consist of the following:

	December 31,
	2014	2013
Accrued Transaction Adjustments	$249,764	$2,067,150
Oil and Natural Gas Revenue Payable	4,667,935	7,451,394
Other General and Administrative Expenses	6,350,132	2,303,185
Total Accrued Liabilities	$11,267,831	$11,821,729

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

The income tax expense (benefit) for the year ended December 31, 2014, 2013, and 2012 consists of the following:

	2014	2013	2012
Current Income Taxes	$—	$—	$—
Deferred Income Taxes
Federal	—	—	—
State	—	—	—
Total Benefit	$—	$—	$—

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

Reconciliation of reported amount of income tax expense:

	2014	2013	2012
Loss Before Taxes	$(52,145,225)	$(10,882,895)	$(62,296,099)
Federal Statutory Rate	35%	35%	35%
Benefit Computed at Federal Statutory Rates	(18,250,829)	(3,809,013)	(21,803,635)
State Benefit, Net of Federal Benefit	(923,445)	(102,503)	(1,969,364)
Effects of:
Warrant Revaluation	(4,726,400)	2,476,950	—
Debt Conversion Expense	3,653,328	—	—
Cancellation of Debt Income	2,646,473	—	—
Nondeductible Expenses	21,155	366,203	10,941
Other	(30,466)	125,956	(119,872)
Change in Valuation Allowance	17,610,184	942,407	23,881,930
Reported Benefit	$—	$—	$—

The components of the Company’s deferred tax asset were as follows:

	Year Ended December 31,
	2014	2013
Deferred Tax Assets:
Net Operating Loss Carryforwards (NOLs)	$41,697,116	$36,382,177
Stock-based Compensation	5,023,270	3,245,308
Accrued Liability	1,595,333	—
Derivatives	—	323,190
Equity Investments	—	116,886
Oil and Natural Gas Properties	194,329	—
Total Deferred Tax Assets	48,510,048	40,067,561

Deferred Tax Liabilities:	—
Oil and Natural Gas Properties	—	11,093,181
Derivatives	1,877,126	—
Other	55,711	7,353
Total Deferred Tax Liabilities	1,932,837	11,100,534

Less: Valuation Allowance	(46,577,211)	(28,967,027)

Total Net Deferred Tax Asset	$—	$—

At December 31, 2014, the Company had U.S. Federal NOL carryovers of approximately $117,404,000 which expire from 2029 through 2034. In addition, the Company had state NOL carryovers of approximately $93,502,000, which expire from 2016 through 2034. During 2012, the Company had a IRC Section 382 change of ownership. As a result of the ownership change, the Company's utilization of pre-change U.S. Federal NOL's are subject to an annual limitation amount of approximately $1,754,000. Valuation allowances of $46,577,000 and $28,967,000 have been established to offset the Company's net deferred tax assets as of December 31, 2014 and December 31, 2013, respectively, as the realization of these deferred tax assets is not more likely than not.

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expenses. For the years ended December 31, 2014, 2013 and 2012, the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2014 and 2013 relating to unrecognized benefits.

The tax years 2011 through 2014 remain open to examination for U.S. federal income tax purposes. The Company files tax returns with various state taxing authorities and these returns remain open to examination for the tax years 2010 through 2014.

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

Fair Value on a Recurring Basis

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2014:

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant Liability – Long Term Asset (Liability)	$—	$—	$(2,199,000)
Commodity Derivatives – Current Liability (oil swaps)	—	5,044,125	—
Commodity Derivatives – Long Term Asset (oil swaps)	—	—	—
Total	$—	$5,044,125	$(2,199,000)

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

A rollforward of Level 3 warrants liability measured at fair value using Level 3 on a recurring basis is as follows (in thousands):

Balance, at December 31, 2013	$(15,703,000)
Purchases, issuances, and settlements	—
Change in Fair Value of Warrant Liability	13,504,000
Transfers	—

Balance, at December 31, 2014	$(2,199,000)

The fair value of the warrants upon issuance to White Deer Energy on February 19, 2013 was recorded at $8,626,000. The warrant revaluation gain (expense) was $13,504,000 and $(7,077,000) for the year ended December 31, 2014 and 2013, respectively, and is included in Other Income/Expense on the accompanying Consolidated Statements of Operations. See discussion of assumptions used in valuing the warrants at Note 14 – Derivative Instruments and Price Risk Management.

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

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, the Convertible Notes and the Credit Facility. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities. The book value of the Credit Facility approximates fair value because of its floating rate structure. The Company estimated the fair value of the Convertible Notes to be approximately $81.8 million at December 31, 2014 based on observed prices for the same or similar types of debt instruments. The Company has classified the valuations of the Convertible Notes and Credit Facility under Level 2 of the fair value hierarchy.

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

The following table reflects open commodity swap contracts as of December 31, 2014, the associated volumes and the corresponding weighted average NYMEX reference price:

Settlement Period	Oil (Bbls)	Fixed Price
Oil Swaps
January 1, 2015 – March 31, 2015	30,000	$93.50
January 1, 2015 – March 31, 2015	36,000	96.05
January 1, 2015 – March 31, 2015	21,000	97.00
January 1, 2015 – March 31, 2015	33,000	97.50
2015 Total/Average	120,000	$95.98

On January 5, 2015, the company settled its outstanding NYMEX West Texas Intermediate oil derivative swap contracts on a total of 120,000 barrels of oil, resulting in a cash settlement received of $5,317,300.

The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the years ended December 31, 2014 and 2013.

	2014	2013
Beginning fair value of commodity derivatives	$(853,005)	$(181,248)
Total gains (losses) on oil derivatives	11,439,240	(2,656,535)
Cash settlements (received) paid on oil derivatives	(5,542,110)	1,984,778
Ending fair value of commodity derivatives	$5,044,125	$(853,005)

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

The Company estimated the value of the warrants issued with the Securities Purchase Agreement on the date of issuance to be $8,626,000, or $1.69 per warrant, using the Monte Carlo model with the following assumptions: a term of 1,798 trading days, exercise price of $5.77, volatility rate of 40%, and a risk-free interest rate of 1.38%. The Company remeasured the warrants as of December 31, 2014, using the same Monte Carlo model, using the following assumptions: a term of 1,255 trading days, exercise price of $3.02, stock price of $1.20, average volatility rate of 61%, and a risk-free interest rate of 1.65%. As of December 31, 2014, the fair value of the warrants was $2,199,000, or $0.43 per warrant, and was recorded as a liability on the accompanying consolidated balance sheets. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

At December 31, 2014, the Company had derivative financial instruments recorded on the consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location
Derivative Assets (Liabilities):
Swap Contracts	Current assets	$5,044,125
Warrant Liability	Non-current liabilities	(2,199,000)
Total Derivative Liabilities		$2,845,125

At December 31, 2013, the Company had derivative financial instruments recorded on the consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location
Derivative Assets (Liabilities):
Swap Contracts	Current liabilities	$(921,401)
Swap Contracts	Non-current assets	68,396
Warrant Liability	Non-current liabilities	(15,703,000)
Total Derivative Liabilities		$(16,556,005)

NOTE 15 COMMITMENTS AND CONTINGENCIES

The Company conducts the majority of its operations in leased facilities, which are accounted for as operating leases. Generally, the leases provide that the Company pays a base rent plus all insurance, maintenance and all other costs and expenses associated with the use of the buildings. Additionally, on some leases the Company pays a portion or all of the property taxes on the premises.

Total rent expenses for leased facilities and other equipment rentals were approximately $362,873, $399,382 and $115,659 for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

	Payment due for the year ended December 31,
Contractual Obligations	Total	2015	2016	2017	2018	2019
Office Leases (1)	$2,320,441	$464,088	$472,630	$481,171	$489,713	$412,839

(1)	The Denver, Colorado office lease commenced on December 15, 2012 and, as amended, has a term of 66 months, expiring in October 2019.

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

NOTE 16 SUBSEQUENT EVENTS

Equity Offering

On February 11, 2015, the Company completed a public offering of 24,553,571 shares of common stock at a price of $1.12 per share for total net proceeds of approximately $26.5 million. On February 19, 2015 the underwriters elected to exercise the over-allotment option to sell an additional 2,605,536 shares of common stock at $1.12 per share. The net proceeds from the over-allotment exercise were $2.8 million.

Warrant Exercise Price Adjustment

As a result of the sale of common shares completed on February 11, 2015, the outstanding warrants held by White Deer were adjusted from the December 31, 2014 exercise price of $3.02 to $2.05 per share pursuant to a formula provided in the original warrant agreement.

Derivative Instruments

On January 6, 2015, the Company settled outstanding NYMEX West Texas Intermediate oil derivative swap contracts on a total of 120,000 barrels of oil, resulting in a cash settlement received of $5,317,300, as indicated below:

Settlement Period	Oil (Bbls)	Settlement Price	Cover Price	Cash Settlement
January 1, 2015 – March 31, 2015	30,000	93.50	51.67	1,255,000
January 1, 2015 – March 31, 2015	36,000	96.05	51.67	1,597,800
January 1, 2015 – March 31, 2015	21,000	97.00	51.67	952,000
January 1, 2015 – March 31, 2015	33,000	97.50	51.67	1,512,500
Total	120,000	$95.98	$51.67	$5,317,300

NOTE 17  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2014 and 2013 are as follows:

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Revenue	$18,270,019	$24,591,325	$39,911,905	$29,834,582
Expenses	$19,556,696	$23,634,370	$24,915,171	$95,069,358
Income (Loss) from Operations	$(1,286,677)	$956,955	$14,996,734	$(65,234,776)
Other Income (Expense), Net	$(364,410)	$(2,907,006)	$(1,337,659)	$3,031,614
Net Income (Loss) (1)	$(1,651,087)	$(1,950,051)	$13,659,075	$(62,206,162)
Net Cash Provided By (Used For) Operating Activities	$10,227,413	$9,667,326	$21,301,731	$15,634,413
Net Cash Provided (Used in) Investing Activities	$(125,606,786)	$(70,850,715)	$(277,674,077)	$44,863,482
Net Cash Provided (Used in) Financing Activities	$167,086,647	$(607,656)	$186,469,141	$(112,377,127)

(1)	The Company recorded impairment of the net capitalized costs of its oil and natural gas properties in the amount of $66,430,000 and debt conversion expense for the fair value of the common shares issued in excess of the common shares underlying the original convertible note indenture agreement in the amount of $10,438,080 in the fourth quarter of 2014.

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Revenue	$7,449,377	$11,240,155	$14,596,398	$18,038,575
Expenses	$10,316,386	$12,248,325	$5,813,788	$26,466,746
Income (Loss) from Operations	$(2,867,009)	$(1,008,170)	$8,782,610	$(8,428,171)
Other Income (Expense), Net	$(3,617,814)	$(714,964)	$(524,105)	$(2,505,272)
Net Income (Loss)	$(6,484,823)	$(1,723,134)	$8,258,505	$(10,933,443)
Net Loss Attributable to Common Stockholders	$(7,101,261)	$(7,388,804)	$(5,738,584)	$(10,933,443)
Net Cash Provided By (Used For) Operating Activities	$377,822	$1,838,477	$7,322,429	$(3,348,288)
Net Cash Provided (Used in) Investing Activities	$(13,019,732)	$(27,662,815)	$12,954,748	$(47,272,739)
Net Cash Provided By (Used In) Financing Activities	$38,243,906	$62,720,981	$(23,440,287)	$125,348,557

SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION

Oil and Natural Gas Reserves and Related Financial Data (Unaudited)

The reserves at December 31, 2014, 2013 and 2012 presented below were prepared by the independent engineering firm, Netherland, Sewell & Associates, Inc. All reserves are located within the continental United States. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. Proved undeveloped reserves are included for reserves for which there is a high degree of confidence in their recoverability and they are scheduled to be drilled within the next five years. A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are decline curve analysis, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

	Natural Gas (MCF)	Oil (BLS)
Proved Developed and Undeveloped Reserves at December 31, 2011	1,739,043	3,227,021
Revisions of Previous Estimates	(1,225,387)	(2,738,676)
Extensions, Discoveries and Other Additions	841,310	1,808,282
Acquisition of Reserves	1,680,618	2,892,866
Production	(127,091)	(320,147)
Proved Developed and Undeveloped Reserves at December 31, 2012	2,908,493	4,869,346
Revisions of Previous Estimates	1,076,375	1,151,278
Extensions, Discoveries and Other Additions	7,998,010	10,325,814
Acquisition of Reserves	925,229	459,088
Divestiture of Reserves	(2,694,348)	(4,649,098)
Production	(211,608)	(580,797)
Proved Developed and Undeveloped Reserves at December 31, 2013	10,002,151	11,575,631
Revisions of Previous Estimates	(3,454,454)	(4,080,514)
Extensions, Discoveries and Other Additions	11,684,627	14,504,337
Acquisition of Reserves	3,176,120	2,065,633
Divestiture of Reserves	—	—
Production	(338,536)	(1,238,807)
Proved Developed and Undeveloped Reserves at December 31, 2014	21,069,908	22,826,280

Proved Developed Reserves:
Proved Developed Reserves at December 31, 2011	410,092	1,066,504
Proved Developed Reserves at December 31, 2012	1,014,158	1,788,230
Proved Developed Reserves at December 31, 2013	5,770,651	5,810,932
Proved Developed Reserves at December 31, 2014	11,670,507	13,194,100
Proved Undeveloped Reserves:
Proved Undeveloped Reserves at December 31, 2011	1,328,953	2,160,518
Proved Undeveloped Reserves at December 31, 2012	1,894,335	3,081,116
Proved Undeveloped Reserves at December 31, 2013	4,231,500	5,764,700
Proved Undeveloped Reserves at December 31, 2014	9,399,400	9,632,100

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

During 2014, the Company acquired approximately 2,000 MBoe in proved reserves in McKenzie and Dunn Counties of North Dakota in the Williston Basin. As a result of the Company's active development programs in these areas, the Company added 10,600 MBoe.

The Company's reserves have been estimated using deterministic methods. The total proved reserve additions of 16,958 Mboe are comprised of 7,678 MBoe in proved developed and 9,280 MBoe in proved undeveloped reserves, all from the Williston Basin.

At December 31, 2014, our estimated proved undeveloped (PUD) reserves were approximately 11,199 MBoe, a 4,729 MBoe net increase over the previous year's estimate of 6,470 MBoe. The increase is largely due to extensions and discoveries net of transfers to proved developed reserves and divestitures totaling 7,294 MBoe, offset in part by revisions in quantity estimates, all of which were incurred in the Williston Basin. As of December 31, 2014, all of our PUD reserves are less than five years old. The following details the changes in proved undeveloped reserves for 2014 (MBoe):

Beginning proved undeveloped reserves at December 31, 2013	6,470
Undeveloped reserves transferred to developed	(1,986)
Revisions	(2,565)
Purchases	—
Divestitures	—
Extensions and discoveries	9,280
Ending proved undeveloped reserves at December 31, 2013	11,199

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein (Unaudited)

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas were prepared in accordance with the provisions of ASC 932-235-555 (formerly SFAS 69). Future cash inflows were computed by applying average prices of oil and natural gas for the last 12 months as of December 31, 2014 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and natural gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and natural gas reserves.

	Years Ended December 31,
	2014	2013	2012
Future Cash Inflows	$2,025,904,900	$1,089,605,300	$432,483,781
Future Production Costs	(665,421,600)	(375,569,800)	(135,774,945)
Future Development Costs	(238,150,500)	(199,190,700)	(93,833,711)
Future Income Taxes	(216,303,139)	(100,550,387)	(12,157,129)
Future Net Cash Inflows	906,029,661	414,294,413	190,717,996
10% Annual Discount for Estimated Timing of Cash Flows	(461,714,255)	(215,922,945)	(105,433,212)
Standardized Measure of Discounted Future Net Cash Flows	$444,315,406	$198,371,468	$85,284,784

The twelve month average prices for the year ended December 31, 2014 was adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2014	$7.66	$81.68
December 31, 2013	$6.17	$88.80
December 31, 2012	$5.13	$85.75

Changes in the future net cash inflows discounted at 10% per annum follow:

	Years Ended December 31,
	2014	2013	2012
Beginning of Period	$198,371,468	$85,284,784	$59,625,002
Sales of Oil and Natural Gas Produced, Net of Production Costs	(80,609,167)	(39,758,105)	(22,447,837)
Extensions and Discoveries	259,824,704	209,815,976	38,895,353
Previously Estimated Development Cost Incurred During the Period	78,551,062	12,701,839	11,482,616
Net Change of Prices and Production Costs	(49,065,792)	5,851,285)	(3,003,652
Change in Future Development Costs	85,634,722	(19,060,290)	(13,726,678)
Revisions of Quantity and Timing Estimates	(83,480,119)	62,461,641)	(30,431,352
Accretion of Discount	23,742,220	8,781,936	5,962,520
Change in Income Taxes	(51,720,461)	(36,516,157)	(2,534,578
Purchase of Reserves in Place	53,689,865	21,433,173	31,348,048
Divestiture of Reserves in Place	—	(122,297,882	—
Changes in timing and other	9,376,904	9,673,268	10,115,342
	$444,315,406	$198,371,468	$85,284,784

Costs Incurred and Capitalized Costs

The costs incurred in oil and natural gas acquisition, exploration and development activities follow:

	Year Ended December 31,
	2014	2013	2012
Proved Property Acquisition	$81,617,127	$10,373,374	$7,799,945
Unproved Property Acquisition	129,814,654	56,297,987	54,917,350
Exploration Costs	85,709,932	81,650,325	1,939,440
Development	231,164,196	64,355,298	71,811,058
Total	$528,305,909	$212,676,984	$136,467,793

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired. The Company anticipates these excluded costs will be included in the depletion computation over the next five years. The Company is unable to predict the future impact on depletion rates. The following is a summary of capitalized costs excluded from depletion at December 31, 2014 by year incurred.

	Year Ended December 31,
	Total	2014	2013	2012	Prior Years
Property Acquisition	$157,315,588	$120,429,854	$27,160,938	$3,578,212	$6,146,584
Exploration	1,342,317	1,342,317	—	—	—
Drilling	8,050,358	8,050,358	—	—	—
Total	$166,708,263	$129,822,529	$27,160,938	$3,578,212	$6,146,584

