Form 10-Q
period 2015-03-31
Emerald Oil, Inc.
filed 2015-05-04
CIK 1283843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 110,814,458 shares of Common Stock, $0.001 par value per share, outstanding.

EMERALD OIL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMERALD OIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,422,771	$12,389,230
Restricted Cash	2,000,000	—
Accounts Receivable – Oil and Natural Gas Sales	6,263,180	7,203,455
Accounts Receivable – Joint Interest Partners	14,314,379	31,842,464
Other Receivables	302,043	980,317
Prepaid Expenses and Other Current Assets	557,315	289,061
Fair Value of Commodity Derivatives	—	5,044,125
Total Current Assets	24,859,688	57,748,652
PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method, at Cost:
Proved Oil and Natural Gas Properties	612,426,922	593,472,170
Unproved Oil and Natural Gas Properties	167,249,727	166,708,263
Equipment and Facilities	10,296,682	6,086,896
Other Property and Equipment	2,824,118	2,583,372
Total Property and Equipment	792,797,449	768,850,701
Less – Accumulated Depreciation, Depletion and Amortization	(245,471,677)	(149,703,417)
Total Property and Equipment, Net	547,325,772	619,147,284
Restricted Cash	—	4,000,000
Debt Issuance Costs, Net of Amortization	5,405,452	5,779,125
Deposits on Acquisitions	—	140,173
Deferred Tax Asset, Net	1,813,561	1,813,796
Other Non-Current Assets	491,235	430,846
Total Assets	$579,895,708	$689,059,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$48,017,693	$120,136,903
Accrued Expenses	5,865,788	11,267,831
Advances from Joint Interest Partners	1,764,280	2,577,247
Deferred Tax Liability, Net	1,813,561	1,813,796
Total Current Liabilities	57,461,322	135,795,777
LONG-TERM LIABILITIES
Revolving Credit Facility	109,683,000	75,000,000
Convertible Senior Notes	151,500,000	151,500,000
Asset Retirement Obligations	2,994,560	2,671,975
Warrant Liability	1,497,000	2,199,000
Total Liabilities	323,135,882	367,166,752

COMMITMENTS AND CONTINGENCIES

Preferred Stock – Par Value $.001; 20,000,000 Shares Authorized;
Series B Voting Preferred Stock – 5,114,633 Shares Issued and Outstanding at March 31, 2015 and December 31, 2014. Liquidation Preference Value of $5,115 as of March 31, 2015 and December 31, 2014.	5,000	5,000

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001; 500,000,000 Shares Authorized, 107,929,271 and 77,828,613 Shares Issued and Outstanding at March 31, 2015 and December 31, 2014, respectively.	107,929	77,828
Additional Paid-In Capital	487,533,032	455,008,596
Accumulated Deficit	(230,886,135)	(133,198,300)
Total Stockholders’ Equity	256,754,826	321,888,124
Total Liabilities and Stockholders’ Equity	$579,895,708	$689,059,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
REVENUES
Oil Sales	$14,056,032	$18,434,808
Natural Gas Sales	465,172	634,064
Net Gains (Losses) on Commodity Derivatives	273,175	(798,853)
Total Revenues	14,794,379	18,270,019
OPERATING EXPENSES
Production Expenses	7,722,154	2,617,244
Production Taxes	1,583,295	2,088,736
General and Administrative Expenses	4,795,525	8,492,004
Depletion of Oil and Natural Gas Properties	10,345,106	6,277,232
Impairment of Oil and Natural Gas Properties	85,264,000	—
Depreciation and Amortization	159,155	65,760
Accretion of Discount on Asset Retirement Obligations	49,579	15,720
Standby Rig Expense	1,546,604	—
Total Operating Expenses	111,465,418	19,556,696

LOSS FROM OPERATIONS	(96,671,039)	(1,286,677)

OTHER INCOME (EXPENSE)
Interest Expense	(1,693,551)	(172,086)
Warrant Revaluation Gain (Expense)	702,000	(196,000)
Other Income	256	3,676
Total Other Expense, Net	(991,295)	(364,410)

LOSS BEFORE INCOME TAXES	(97,662,334)	(1,651,087)

INCOME TAX PROVISION	—	—

NET LOSS	(97,662,334)	(1,651,087)

Net Loss Per Common Share – Basic and Diluted	$(1.04)	$(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	93,939,729	66,171,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(97,662,334)	$(1,651,087)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depletion of Oil and Natural Gas Properties	10,345,106	6,277,232
Impairment of Oil and Natural Gas Properties	85,264,000	—
Depreciation and Amortization	159,155	65,760
Amortization of Debt Issuance Costs	373,673	60,433
Accretion of Discount on Asset Retirement Obligations	49,579	15,720
Net (Gains) Losses on Commodity Derivatives	(273,175)	798,853
Net Cash Settlements Received (Paid) on Commodity Derivatives	5,317,300	(553,383)
Warrant Revaluation (Gain) Expense	(702,000)	196,000
Share-Based Compensation Expense	1,633,580	3,695,303
Changes in Assets and Liabilities:
(Increase) Decrease in Trade Receivables – Oil and Natural Gas Revenues	940,275	(95,691)
Decrease in Accounts Receivable – Joint Interest Partners	17,528,085	676,699
Decrease in Other Receivables	678,274	331,655
Increase in Prepaid Expenses and Other Current Assets	(268,254)	(152,328)
(Increase) Decrease in Other Non-Current Assets	(60,390)	130,437
Increase in Accounts Payable	2,727,873	1,437,236
Decrease in Accrued Expenses	(4,143,097)	(1,933,484)
Decrease in Other Non-Current Liabilities	—	(5,204)
Increase (Decrease) in Advances from Joint Interest Partners	(812,967)	933,262
Net Cash Provided By Operating Activities	21,094,683	10,227,413
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Property and Equipment	(240,746)	(389,076)
Restricted Cash Released	2,000,000	11,000,512
Payments of Restricted Cash	—	(2,648,721)
(Decrease) Increase in Deposits for Acquisitions	140,173	(237,402)
Use of Prepaid Drilling Costs	—	—
Proceeds from Sale of Oil and Natural Gas Properties, Net of Transaction Costs	—	238,069
Investment in Oil and Natural Gas Properties	(97,974,548)	(133,570,168)
Net Cash Used For Investing Activities	(96,075,121)	(125,606,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Convertible Senior Notes, Net of Transaction Costs	—	167,111,252
Proceeds from Issuance of Common Stock, Net of Transaction Costs	29,353,563	—
Advances on Revolving Credit Facility and Term Loan	50,000,000	35,000,000
Payments on Revolving Credit Facility	(15,317,000)	(35,000,000)
Cash Paid for Finance Costs	(22,584)	(24,605)
Net Cash Provided by Financing Activities	64,013,979	167,086,647
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,966,459)	51,707,274
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	12,389,230	144,255,438
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,422,771	$195,962,712
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$506,259	$—
Cash Paid During the Period for Income Taxes	$—	$—
Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Account Payable	$33,110,241	$74,798,660
Stock-Based Compensation Capitalized to Oil and Natural Gas Properties	$331,033	$660,969
Asset Retirement Obligation Costs and Liabilities	$273,006	$375,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMERALD OIL, INC.
Notes to Condensed Consolidated Financial Statements
Unaudited

NOTE 1  ORGANIZATION AND NATURE OF BUSINESS

Description of Operations —  Emerald Oil, Inc., a Delaware corporation (“Emerald,” the “Company,” “we,” “us,” or “our”), is a Denver-based independent exploration and production company focused on acquiring acreage and developing oil and natural gas wells in the Williston Basin of North Dakota and Montana. The Company designs, drills and operates oil and natural gas wells on acreage where it holds a controlling working interest. The Company also participates in the drilling of oil and natural gas wells operated by other companies.

NOTE 2  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when incurred. The condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals that are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods. The interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in these condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014.

Interim financial results should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Restricted Cash

Restricted cash included in current and long-term assets on the condensed consolidated balance sheets totaled $2 million and $4 million at March 31, 2015 and December 31, 2014, respectively.  As of each balance sheet date, the balance related to a drilling commitment agreement entered into pursuant to oil and natural gas leases.

Accounts Receivable

The Company records estimated oil and natural gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in accounts receivable. Management periodically reviews accounts receivable amounts for collectability and records its allowance for uncollectible receivables under the specific identification method. The Company did not record any allowance for uncollectible receivables during the three months ended March 31, 2015 and 2014.

Full Cost Method

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisitions, and exploration activities. For the three months ended March 31, 2015 and 2014, the Company capitalized $1,122,920 and $1,384,982, respectively, of internal salaries, which included $331,033, and $660,969, respectively, of stock-based compensation. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company capitalized no interest for the three months ended March 31, 2015 and 2014.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. No gain or loss was recognized on any sales during the three months ended March 31, 2015 and 2014. The Company engages in acreage trades in the Williston Basin, but these trades are generally for acreage that is similar both in terms of geographic location and potential resource value.

The Company assesses all items classified as unproved property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization. For the three months ended March 31, 2015 and the year ended December 31, 2014, the Company included $235,537 and $2,979,258, respectively, related to expiring leases within costs subject to the depletion calculation.

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, which is tested on a quarterly basis, an impairment is recognized. The present value of estimated future net revenues is computed by applying prices based on a 12-month unweighted average of the oil and natural gas prices in effect on the first day of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. The Company performs this ceiling calculation each quarter. Any required write-downs are included in the consolidated statement of operations as an impairment charge. Based on calculated reserves at March 31, 2015, the unamortized costs of the Company’s oil and natural gas properties exceeded the ceiling test limit by $85,264,000. As a result, the Company was required to record impairment of the net capitalized costs of its oil and natural gas properties in the amount of $85,264,000 for the three months ended March 31, 2015. As of March 31, 2014, the unamortized costs of the Company’s oil and natural gas properties did not exceed the ceiling test limit and no impairment expense was recognized for the three months ended March 31, 2014.

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

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it can be reasonably estimated or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depleted using the units of production method. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Revenue Recognition and Natural Gas Balancing

The Company recognizes oil and natural gas revenues from its interests in producing wells when production is delivered and title has transferred to the purchaser, to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation. As of March 31, 2015 and December 31, 2014, the Company’s natural gas production was in balance, i.e., its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled the Company’s entitled interest in natural gas production from those wells.

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

On May 27, 2011, the stockholders of the Company approved the 2011 Equity Incentive Plan (the “2011 Plan”), under which 714,286 shares of common stock were reserved. On October 22, 2012, the stockholders of the Company approved an amendment to the 2011 Plan to increase the number of shares available for issuance under the 2011 Plan to 3,500,000 shares. On July 10, 2013, the stockholders of the Company approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to 9,800,000 shares. The purpose of the 2011 Plan is to promote the success of the Company and its affiliates by facilitating the employment and retention of competent personnel and by furnishing incentives to those officers, directors and employees upon whose efforts the success of the Company and its affiliates will depend to a large degree. It is the intention of the Company to carry out the 2011 Plan through the granting of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and stock appreciation rights. As of March 31, 2015, 1,107,532 stock options and 7,611,783 shares of common stock and restricted stock units had been issued to officers, directors and employees under the 2011 Plan net of cancelations and forfeitures, including 1,438,603 nonvested restricted stock units. As of March 31, 2015, there were 1,080,685 shares available for issuance under the 2011 Plan.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares of common stock plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of nonvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three months ended March 31, 2015 and 2014, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

 As of March 31, 2015, (i) 1,438,603 nonvested restricted stock units were issued and outstanding and represent potentially dilutive shares; (ii) 626,174 stock options were issued and presently exercisable and represent potentially dilutive shares; (iii) 442,073 stock options were granted but are not presently exercisable and represent potentially dilutive shares; (iv) 5,114,633 warrants were issued and presently exercisable, which have an exercise price of $2.05 and represent potentially dilutive shares; (v) 223,293 warrants were issued and presently exercisable, which have an exercise price of $6.86 and represent potentially dilutive shares; (vi) 892,858 warrants were issued and presently exercisable, which have an exercise price of $49.70 and represent potentially dilutive shares; and (vii) $151.5 million of convertible senior notes convertible into approximately 17,264,958 shares of common stock as of March 31, 2015 and represent potentially dilutive shares.

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

Use of Estimates

The preparation of consolidated financial statements under GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to proved oil and natural gas reserve volumes, future development costs, estimates relating to certain oil and natural gas revenues and expenses, fair value of derivative instruments, valuation of share-based compensation, valuation of asset retirement obligations and the valuation of deferred income taxes. Actual results may differ from those estimates.

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

NOTE 3  OIL AND NATURAL GAS PROPERTIES

The value of the Company’s oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed consolidated statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  The Company has historically funded acquisitions with internal cash flow, the issuance of equity and debt securities and short-term borrowings under its revolving credit facility.

Acquisitions

On September 2, 2014, the Company acquired approximately 30,500 net acres located in McKenzie, Billings and Dunn Counties of North Dakota from an unrelated third party for approximately $71.2 million in cash and the assignment of 4,300 net acres located in Williams County, North Dakota.

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

Pro Forma Operating Results

In accordance with ASC Topic 805, presented below are unaudited pro forma results for the three months ended March 31, 2015 and 2014 to show the effect on our consolidated results of operations as if the September 2014 acquisition had occurred on January 1, 2014.

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

Three Months Ended March 31, 2014
Revenues	$27,542,915
Net (Loss) Income	$3,133,981

Net (Loss) Income Per Share – Basic and Diluted	$0.05

Weighted Average Shares Outstanding – Basic and Diluted	66,171,875

NOTE 4  RELATED PARTY TRANSACTIONS

In February 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with affiliates of White Deer Energy L.P. (“White Deer Energy”), pursuant to which the Company issued to White Deer Energy 500,000 shares of Series A Perpetual Preferred Stock (“Series A Preferred Stock”), 5,114,633 shares of Series B Voting Preferred Stock (“Series B Preferred Stock”) and warrants to purchase an initial aggregate amount of 5,114,633 shares of the Company’s common stock at an initial exercise price of $5.77 per share, for an aggregate $50 million. Pursuant to the Securities Purchase Agreement, White Deer Energy obtained the right to designate one member of the Company’s board of directors as long as White Deer Energy held any shares of Series A Preferred Stock. White Deer Energy designated Thomas J. Edelman as its initial director. Following the redemption of the Series A Preferred Stock during 2013, the Governance and Nominating Committee of the Company nominated Mr. Edelman to continue to serve as a director of the Company, and Mr. Edelman was elected to serve on the board of directors of the Company for another term at the annual stockholders meeting of the Company held in June 2014. On January 28, 2015, Mr. Edelman resigned from his position as a director of the Company and Ben Guill, a Managing Partner of White Deer Energy, was appointed to the Board of Directors. For additional information regarding the Securities Purchase Agreement with White Deer Energy, see Note 5 — Preferred and Common Stock.

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

On various dates throughout 2013, the Company redeemed all of the outstanding shares of Series A Preferred Stock, including principal of $50,000,000 and redemption premiums of $6,250,000, and no shares of Series A Preferred Stock remained outstanding as of March 31, 2015. For each redemption, the redemption premium was treated as a dividend and recorded as a return of equity to White Deer Energy through a charge to the Company’s additional paid-in capital. The Company paid no dividends during the three months ended March 31, 2015 and 2014.

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

The warrants entitle White Deer Energy to acquire 5,114,633 shares of common stock at an initial exercise price of $5.77 per share and surrendering an equal number of shares of Series B Preferred Stock to the Company. In December 2014, the Company issued 10,721,824 common shares below the initial warrant exercise price of $5.77 to extinguish $21,000,000 of its 2.0% Convertible Senior Notes (the “Convertible Notes”). In February 2015, the Company completed a public offering of 27,159,107 shares of common stock at a price of $1.12 per share for total net proceeds of approximately $29.4 million. As a result of these issuances, the warrant exercise price was reduced to $2.05 per share pursuant to a formula provided in the original warrant agreement. See Note 8 – Convertible Notes for further discussion of the December 2014 conversion and Note 12 – Derivative Instruments and Price Risk Management – Warrant Liability for further discussion of the warrant liability valuation.

Upon a change of control or Liquidation Event, as defined in the Securities Purchase Agreement, White Deer Energy has the right, but not the obligation, to elect to receive from the Company, in exchange for all, but not less than all, shares of Series A and Series B Preferred Stock and the warrants issued pursuant to the Securities Purchase Agreement and shares of common stock issued upon exercise thereof that are then held by White Deer Energy, an additional cash payment necessary to achieve a minimum internal rate of return of 25% as calculated as defined. The calculation took into account all cash inflows from and cash outflows to White Deer Energy. Upon the final Series A Preferred Stock redemption on October 15, 2013, the minimum internal rate of return was achieved and no additional cash payment will be necessary upon a change of control or Liquidation Event.

The Company recorded the transaction by recognizing the fair value of the Series A Preferred Stock at $38,552,994 (net of offering costs of $2,816,006), Series B Preferred Stock at $5,000 and a warrant liability of $8,626,000 at time of issuance. The Company accreted the Series A Preferred Stock to the liquidation or redemption value when it became probable that the event or events underlying the liquidation or redemption were probable. The Company recognized all issuance discount accretion related to the partial redemptions of preferred stock on June 20, 2013, August 30, 2013 and October 15, 2013. There was no issuance discount remaining as of March 31, 2015 or December 31, 2014.

A summary of the preferred stock transaction components as of March 31, 2015, December 31, 2014 and the issuance date is provided below:

	March 31, 2015	December 31, 2014	February 19, 2013 (issuance date)
Series A Preferred Stock	$—	$—	$41,369,000
Series B Preferred Stock	5,000	5,000	5,000
Warrant Liability	1,497,000	2,199,000	8,626,000
Total	$1,502,000	$2,204,000	$50,000,000

Equity Issuances

On February 11, 2015, the Company completed a public offering of 27,159,107 shares of common stock at a price of $1.12 per share for total net proceeds of approximately $29.4 million.

Restricted Stock Awards and Restricted Stock Unit Awards

The Company incurred compensation expense associated with restricted stock and restricted stock units granted of $1,579,881 and $3,459,930 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there were 1,438,603 nonvested restricted stock units and $2,035,677 associated remaining unrecognized compensation expense, which is expected to be recognized over the weighted-average period of 1.20 years. The Company capitalized compensation expense associated with the restricted stock and restricted stock units of $298,454 and $439,715 to oil and natural gas properties for the three months ended March 31, 2015 and 2014, respectively.

A summary of the restricted stock units and restricted stock shares activity during the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock and restricted stock units at January 1, 2015	584,620	$7.27

Granted	1,031,010	0.78
Canceled	(69,128)	0.82
Vested and forfeited for taxes	(27,159)	7.48
Vested and issued	(80,740)	7.48

Non-vested restricted stock and restricted stock units at March 31, 2015	1,438,603	$2.95

NOTE 6  STOCK OPTIONS AND WARRANTS

Stock Options

The Company granted no stock options during the three months ended March 31, 2015.

The impact on the Company’s statement of operations of stock-based compensation expense related to options for the three months ended March 31, 2015 and 2014 was $53,698 and $235,373, respectively, net of $0 tax. The Company capitalized $32,579, and $221,254 in compensation to oil and natural gas properties related to outstanding options for the three months ended March 31, 2015 and 2014, respectively. The remaining cost is expected to be recognized over a weighted-average period of 0.84 years. These estimates are subject to change based on a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

A summary of the stock options activity during the three months ended March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2015	1,194,679	$8.56

Granted	—	—
Canceled	(126,432)	7.29
Exercised	—	—

Balance outstanding at March 31, 2015	1,068,247	$8.70

Options exercisable at March 31, 2015	626,174	$9.77

At March 31, 2015, stock options outstanding were as follows:

	Options Outstanding			Options Exercisable
Year of Grant	Number of Options Outstanding	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price
2015	—	—	—	—	—	—
2014	396,942	3.86	$7.14	143,532	4.28	$7.48
2013	237,102	4.79	7.02	122,101	4.15	6.74
2012	312,499	2.21	8.15	238,837	2.18	8.25
Prior	121,704	0.98	18.52	121,704	0.98	18.52

Total	1,068,247	3.25	$8.70	626,174	2.66	$9.77

Warrants

The table below reflects the status of warrants outstanding at March 31, 2015:

	Warrants	Exercise Price	Expiration Date
December 1, 2009	37,216	$6.86	December 1, 2019
December 31, 2009	186,077	$6.86	December 31, 2019
February 8, 2011	892,858	$49.70	February 8, 2016
February 19, 2013	5,114,633	$2.05	December 31, 2019
Total	6,230,784

No warrants expired or were forfeited during the three months ended March 31, 2015. All of the compensation expense related to the applicable vested warrants issued to employees has been expensed by the Company prior to 2012. All warrants outstanding were exercisable at March 31, 2015. See Note 12 – Derivative Instruments and Price Risk Management for details on the warrants issued on February 19, 2013.

NOTE 7 REVOLVING CREDIT FACILITY

Wells Fargo Facility

On November 20, 2012, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent (“Wells Fargo”), and the lenders party thereto. The Credit Facility is a senior secured reserve-based revolving credit facility with a maximum commitment of $400 million. As of March 31, 2015, the Company had drawn $109.7 million toward its $250 million borrowing base under the Credit Facility. See Note 14- Subsequent Events for details on the April 2015 borrowing base redetermination subsequent to March 31, 2015.

Amounts borrowed under the Credit Facility will mature on September 30, 2018, and upon such date, any amounts outstanding under the Credit Facility are due and payable in full. Redeterminations of the borrowing base are made on a semi-annual basis, with an option to elect an additional redetermination every six months between the semi-annual redeterminations.

The annual interest cost under the Credit Facility, which is dependent upon the percentage of the borrowing base utilized, is, at the Company’s option, based on either the Alternate Base Rate (as defined under the terms of the Credit Facility) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest rate exceed the maximum interest rate allowed by any current or future law.  Interest on ABR Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans is due and payable, at the Company’s option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. The Company also pays a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of March 31, 2015, the annual interest rate on the Credit Facility was 2.82%.

A portion of the Credit Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. The Company will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of March 31, 2015, the Company has not obtained any letters of credit under the Credit Facility.

Each of the Company’s subsidiaries is a guarantor under the Credit Facility. The Credit Facility is secured by first priority, perfected liens and security interests on substantially all assets of the Company and the guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Facility contains customary covenants that include, among other things: limitations on the ability of the Company to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Facility also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 4.00 to 1.00. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2015.

The Credit Facility allows the Company to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months later provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

NOTE 8 CONVERTIBLE NOTES

On March 24, 2014, the Company completed a private placement of $172.5 million in aggregate principal amount of Convertible Notes, and entered into an indenture (the “Indenture”) governing the Convertible Notes, with U.S. Bank National Association, as trustee (the “Trustee”). The Convertible Notes accrue interest at a rate of 2.00% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. The Convertible Notes mature on April 1, 2019. The Convertible Notes are the Company’s unsecured senior obligations and are equal in right of payment to the Company’s existing and future senior indebtedness. The Convertible Notes were convertible into approximately 17,264,958 shares of common stock as of March 31, 2015. However, the Company does not believe further conversion will take place due to the term remaining on the Convertible Notes, and in the event of conversion, holders would forgo all future interest payments. As a result, the Convertible Notes have been classified as long-term debt as of March 31, 2015.

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

The Indenture contains customary terms and covenants and events of default. If an Event of Default (as defined in the Indenture) occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Convertible Notes may declare by written notice all the Convertible Notes to be immediately due and payable in full. The Company was in compliance with all covenants as of March 31, 2015.

In December 2014, the Company issued 10,721,824 shares of common stock to extinguish $21,000,000 of Convertible Notes. The Convertible Notes had 2,393,162 underlying shares of common stock under the terms of the original indenture agreement. As a result, the Company recognized $10,438,080 of debt conversion expense for the year ended December 31, 2014 for the fair value of the shares of common stock issued in excess of the shares of common stock underlying the original convertible note indenture agreement.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of ASC 410-20-25 for the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Beginning Asset Retirement Obligation	$2,671,975	$692,137
Revision of Previous Estimates	—	148,968
Liabilities Incurred or Acquired	273,006	1,817,939
Accretion of Discount on Asset Retirement Obligations	49,579	104,803
Wells Settled through P&A	—	(72,555)
Liabilities Associated with Properties Sold	—	(19,317)
Ending Asset Retirement Obligation	$2,994,560	$2,671,975

NOTE 10  INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2015 and December 31, 2014, the Company maintained a full valuation allowance for all deferred tax assets.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

Fair Value on a Recurring Basis

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2015:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant Liability – Long Term Liability	$—	$—	$(1,497,000)
Total	$—	$—	$(1,497,000)

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the condensed consolidated balance sheet as of December 31, 2014:

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant Liability – Long Term Asset (Liability)	$—	$—	$(2,199,000)
Commodity Derivatives – Current Asset (oil swaps)	—	5,044,125	—
Total	$—	$5,044,125	$(2,199,000)

Level 2 assets consist of commodity derivative assets and liabilities (see Note 12 – Derivative Instruments and Price Risk Management).  The fair value of the commodity derivative assets and liabilities are estimated by the Company using the income valuation techniques utilizing an option pricing or discounted cash flow model, as appropriate, which take into account notional quantities, market volatility, market prices, contract parameters and discount rates based on published LIBOR rates. The Company validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets.  Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives. Significant changes in the quoted forward prices for commodities and changes in market volatility generally leads to corresponding changes in the fair value measurement of the Company’s oil derivative contracts. The fair value of all derivative contracts is reflected on the condensed consolidated balance sheets.

A rollforward of warrant liability measured at fair value using Level 3 inputs on a recurring basis is as follows:

Balance, at January 1, 2014	$(15,703,000)
Purchases, issuances, and settlements	—
Change in Fair Value of Warrant Liability	13,504,000
Transfers	—
Balance, at December 31, 2014	(2,199,000)
Change in Fair Value of Warrant Liability	702,000
Balance, at March 31, 2015	$(1,497,000)

The fair value of the warrants upon issuance to White Deer Energy on February 19, 2013 was recorded at $8,626,000. The warrant revaluation gain (expense) was $702,000 and $(196,000) for the three months ended March 31, 2015 and 2014, respectively, and is included in Other Income/Expense on the accompanying Condensed Consolidated Statements of Operations. See discussion of assumptions used in valuing the warrants at Note 12 – Derivative Instruments and Price Risk Management.

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

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, the Convertible Notes and the Credit Facility. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities. The book value of the Credit Facility approximates fair value because of its floating rate structure. The Company estimated the fair value of the Convertible Notes to be approximately $81.4 million at March 31, 2015 based on observed prices for the same or similar types of debt instruments. The Company has classified the valuations of the Convertible Notes and Credit Facility under Level 2 of the fair value hierarchy.

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

On January 5, 2015, the company settled its outstanding NYMEX West Texas Intermediate oil derivative swap contracts on a total of 120,000 barrels of oil, resulting in a cash settlement received of $5,317,300. There were no remaining open commodity swap contracts as of March 31, 2015.

The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the three months ended March 31, 2015 and 2014.

	2015	2014
Beginning fair value of commodity derivatives	$5,044,125	$(853,005)
Total gains (losses) on commodity derivatives	273,175	(798,852)
Cash settlements (received) paid on commodity derivatives	(5,317,300)	553,383
Ending fair value of commodity derivatives	$—	$(1,098,474)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company has netting arrangements with Wells Fargo that provide for offsetting payables against receivables from separate derivative instruments.

Warrant Liability

The warrants issued to White Deer Energy pursuant to the Securities Purchase Agreement are classified as liabilities on the consolidated balance sheets because the warrants contain a contingent put and other liability type provisions (see Note 5 – Preferred and Common Stock). The shares underlying the warrants are contingently redeemable and are subject to remeasurement at each balance sheet date, and any changes in fair value will be recognized as a component of other (expense) income on the accompanying condensed consolidated statements of operations.

The Company estimated the value of the warrants issued with the Securities Purchase Agreement on the date of issuance to be $8,626,000, or $1.69 per warrant, using the Monte Carlo model with the following assumptions: a term of 1,798 trading days, exercise price of $5.77, volatility rate of 40%, and a risk-free interest rate of 1.38%. The Company remeasured the warrants as of March 31, 2015, using the following assumptions: a term of 1,194 trading days, exercise price of $2.05, a 15-day volume weighted average stock price of $0.87, volatility rate of 65%, and a risk-free interest rate of 1.65%. As of March 31, 2015, the fair value of the warrants was $1,497,000, and was recorded as a liability on the accompanying condensed consolidated balance sheets. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

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

NOTE 14 SUBSEQUENT EVENTS

Wells Fargo Facility Amendment

On April 30, 2015, in connection with the semi-annual borrowing base redetermination, the Company and its lending group entered into an amendment to the Company’s Credit Agreement (the “Credit Facility”). The amendment to the Credit Facility reduced the borrowing base from $250 million to $200 million. The maturity date of the Credit Facility is September 30, 2018, and upon such date, any amounts outstanding under the Credit Facility will be due and payable in full. Redeterminations of the borrowing base will occur on a semi-annual basis, with an option to elect one additional redetermination between each semi-annual redetermination.

The annual interest cost, which is dependent upon the percentage of the borrowing base being utilized, is, at the Company’s option, based on either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest exceed the maximum interest rate allowed by any current or future law.  Interest on Alternate Base Rate Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans (as defined in the Credit Facility) is due and payable, at the Company’s option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. The Company also pays a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base being utilized.

A portion of the Credit Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. The Company will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of March 31, 2015, the Company has not obtained any letters of credit under the Credit Facility.

Each of the Company’s subsidiaries is a guarantor under the Credit Facility. The Credit Facility is secured by first priority, perfected liens and security interests on substantially all assets of the Company and the guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Facility contains customary covenants that include, among other things: limitations on the ability of the Company to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Facility also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.0 to 1.0, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 5.0 to 1.0 for periods ending on March 31, 2015 through June 30, 2016 and 5.5 to 1.0 for periods ending September 30, 2016 through December 31, 2016 and (c) a Senior Secured Debt to EBITDA ratio for periods ending March 31, 2015 through December 31, 2016 of no more than 2.5 to 1.0.

The Credit Facility allows the Company to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

Continuous Offering Program

On April 2, 2015, the Company entered into an equity distribution program with two separate financial institutions pursuant to which the Company may offer and sell, through sales agents, common stock representing an aggregate offering price of up to $100 million.

Derivative Instruments

On April 7, 2015, the Company entered into put option contracts for oil volumes produced in May 2015 through December 2016, whereby premiums are paid monthly throughout the life of the contracts. Further details on the contracts are provided in the table below.

Settlement Period	Daily Volume Oil (Bbls)	Put Option Fixed Price Per Bbl	Total Volume (Bbls)	Premium Paid Per Bbl	Total Premiums Due
May 2015 – December 2015	4,000	$55.00	980,000	$4.88	$4,782,400
January 2016 – December 2016	3,000	$60.00	1,098,000	$7.54	$8,278,920

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

Assets and Acreage Holdings

As of March 31, 2015, we had approximately 122,000 net acres in the Williston Basin. We operate approximately 98,000 net acres, or 80% of our total net acreage.

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

2015 Capital Development Plan

Our capital expenditures budget for 2015 is $75.0 million, of which $72.0 million is expected to fund the drilling of 7.5 net wells operating one drilling rig, and $3.0 million to fund leasehold acquisitions, all in the Williston Basin of North Dakota and Montana. With regard to the $72 million in capital expenditures and the associated drilling plans for 2015, $36 million of these capital expenditures will be directed to the conversion of proved undeveloped reserves, primarily related to completing wells drilled in 2014. We incurred $15.6 million in drilling and completion costs during the first quarter of 2015 and $16.5 million in total capital well costs. We expect to fund our 2015 capital program through existing cash on hand, our expected cash flows from operations, proceeds from the equity offering completed in February 2015 and from our at-the-market equity program, and expected borrowing capacity under our revolving credit facility. Because we have a backlog of drilling permits, we may add additional wells to our 2015 development schedule if commodity prices improve. The one operated rig will be held on standby during 2015 while it is not drilling. As of March 31, 2015, we had an inventory of seven wells that have been drilled and remain to be completed. We expect these wells to be completed by the end of the second quarter of 2015. Under our current one rig program we expect to move into a free cash flow generative position in the second quarter of 2015 in the current oil strip environment.

Recent Developments

Finance Update

On February 11, 2015, the Company completed a public offering of 27,159,107 shares of common stock at a price of $1.12 per share for total net proceeds of approximately $29.4 million.

Continuous Offering Program

On April 2, 2015, the Company entered into an equity distribution with two separate financial institutions pursuant to which we may offer and sell, through sales agents, common stock representing an aggregate offering price of up to $100 million.

Amendment to Our Credit Facility

On April 30, 2015, in connection with our semi-annual borrowing base redetermination we and our lending group entered into an amendment to our Credit Facility. The amendment to the Credit Facility changes the commitment amount from $250 million to $200 million. See Part II— Item 5. Other Information below for further details on the Credit Facility.

Productive Wells

The following table summarizes gross and net productive operated and non-operated oil wells at March 31, 2015 and March 31, 2014. A net well represents our fractional working ownership interest of a gross well. The following table does not include 8 gross (7.47 net) operated Bakken and Three Forks wells that were in the process of being drilled, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation as of March 31, 2015, and it does not include 17 gross (12.2 net) operated Bakken and Three Forks wells and 3 gross (0.35 net) non-operated Bakken wells that were in the process of being drilled, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation as of March 31, 2014.

	March 31,
	2015		2014
	Gross	Net	Gross	Net
North Dakota Bakken and Three Forks – operated	50	38.51	18	13.18
North Dakota acquired production – operated (1)	43	34.91	21	15.02
North Dakota Bakken and Three Forks – non-operated	49	5.46	15	2.07
Montana Bakken and Three Forks – non-operated	—	—	—	—
Total	142	78.88	54	30.27

(1)	11 gross (7.90 net) vertical wells relate to producing properties included within an acreage acquisition completed on August 2, 2013. The wells are producing from the Birdbear, Duperow and Red River formations. 10 gross (7.17 net) wells relate to producing properties included within an acquisition completed on February 13, 2014 and the wells are producing from the Bakken formation. 22 gross (19.90 net) wells relate to producing properties included within the acquisition completed on September 2, 2014 and the wells are producing from the Bakken formation. Operatorship was transferred to us upon closing of all acquisitions.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014
REVENUES
Oil Sales	$14,056,032	$18,434,808
Natural Gas Sales	465,172	634,064
Net Gains (Losses) on Commodity Derivatives	273,175	(798,853)
	14,794,379	18,270,019
OPERATING EXPENSES
Production Expenses	7,722,154	2,617,244
Production Taxes	1,583,295	2,088,736
General and Administrative Expenses	4,795,525	8,492,004
Depletion of Oil and Natural Gas Properties	10,345,106	6,277,232
Impairment of Oil and Natural Gas Properties	85,264,000	—
Depreciation and Amortization	159,155	65,760
Accretion of Discount on Asset Retirement Obligations	49,579	15,720
Standby Rig Expense	1,546,604	—
Total Operating Expenses	111,465,418	19,556,696

LOSS FROM OPERATIONS	(96,671,039)	(1,286,677)

OTHER EXPENSE, NET	(991,295)	(364,410)

LOSS BEFORE INCOME TAXES	(97,662,334)	(1,651,087)

INCOME TAX EXPENSE	—	—

NET LOSS	(97,662,334)	(1,651,087)

The following tables sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended March 31,
	2015	2014
Net Oil and Natural Gas Revenues:
Oil	$14,056,032	$18,434,808
Natural Gas and Other Liquids	465,172	634,064
Total Oil and Natural Gas Sales	14,521,204	19,068,872
Net Gains (Losses) on Commodity Derivatives	273,175	(798,853)
Total Revenues	14,794,379	18,270,019

Oil Derivative Net Cash Settlements Paid	5,317,300	553,383

Net Production:
Oil (Bbl)	405,246	213,978
Natural Gas and Other Liquids (Mcf)	114,434	71,561
Barrel of Oil Equivalent (Boe)	424,318	225,905

Average Sales Prices:
Oil (per Bbl)	$34.69	$86.15
Effect of Settled Oil Derivatives on Average Price (per Bbl)	13.12	(2.59)
Oil Net of Settled Derivatives (per Bbl)	$47.81	$83.56

Natural Gas and Other Liquids (per Mcf)	$4.06	$8.86

Barrel of Oil Equivalent with Net Cash Settlements Paid on Commodity Derivatives (per Boe)	$46.75	$81.96

Production costs incurred, presented on a per Boe basis, for the three months ended March 31, 2015 and 2014 are summarized in the following table:

	Three Months Ended March 31,
	2015	2014
Costs and Expenses Per Boe of Production:
Production Expenses	$13.33	$11.57
Workover Expenses	4.87	0.02
Total Production Expenses	18.20	11.59
Production Taxes	3.73	9.25
G&A Expenses (Excluding Non-Cash Share-Based Compensation)	7.45	21.23
Non-Cash Shared-Based Compensation	3.85	16.36
Depletion of Oil and Natural Gas Properties	24.38	27.79
Impairment of Oil and Natural Gas Properties	200.94	—
Depreciation and Amortization	0.38	0.29
Accretion of Discount on Asset Retirement Obligation	0.12	0.07
Standby Rig Expense	3.64	—

Revenues

Revenues from sales of oil and natural gas were $14.5 million for the first quarter of 2015 compared to $19.1 million for the first quarter of 2014. For the first quarter of 2015, our total production volumes on a Boe basis increased 87.83% as compared to the first quarter of 2014. Production primarily increased due to the addition of 25.33 net productive operated Bakken/Three Forks wells and acquisition of 19.89 net productive wells in the Williston Basin since April 1, 2014. During the first quarter of 2015, we realized a $47.81 average price per Bbl of oil (including settled derivatives) compared to an $83.56 average price per Bbl of oil during the first quarter of 2014.

Net Gains (Losses) on Commodity Derivatives

Net gains (losses) on commodity derivatives were $273,175 during the first quarter of 2015 compared to $(798,853) in the first quarter of 2014. Net cash settlements received (paid) on commodity derivatives were $5,317,300 in the first quarter of 2015 compared to $(553,383) in the first quarter of 2014. In January 2015, we settled all remaining open swap contracts. Our derivatives were not designated for hedge accounting and were accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as unsettled gains and losses from derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes have an opposite effect on the mark-to-market value of our derivatives. All of our derivative contracts were recorded at their fair value, which was $0 at March 31, 2015 and a net liability of $1,098,474 at March 31, 2014.

Production Expenses

Production expenses were $7,722,154 for the first quarter of 2015 compared to $2,617,244 for the first quarter of 2014. Workover expenses totaling $2,066,037 were incurred in the first quarter of 2015 compared to $3,865 in the first quarter of 2014. A portion of the increase in workover expense was attributable to producing properties acquired during 2014. On a per unit basis, production expenses increased from $11.57 per Boe sold in the first quarter of 2014 compared to $13.33 per Boe for the first quarter of 2015 when excluding workover costs. We experience increases in production expenses as we add new wells and maintain production from existing properties. The use of power generators and associated fuel costs, the disposal of produced water and pump repairs and replacement are large cost drivers in our Williston Basin wells.

Production Taxes

Production taxes were $1,583,295 for the first quarter of 2015 compared to $2,088,736 for the first quarter of 2014. We pay production taxes based on realized oil and natural gas sales. Our average production tax rates were 10.90% for the first quarter of 2015 compared to 10.95% for the first quarter of 2014. Certain portions of our production occur in North Dakota and Montana jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate of 11.5%. The 2015 average production tax rate was higher than 2014 due to expirations of production tax holidays during the year.

General and Administrative Expense

General and administrative expenses were $4,795,525 during the first quarter of 2015 compared to $8,492,004 during the first quarter of 2014. The decrease of $3,696,479 is primarily due to lower employee compensation and employee-related expenses. Employee compensation and employee-related expenses decreased on a period-over-period basis in 2015 compared to 2014 by $3,849,353 due to lower executive compensation, offset by an increase of $201,649 related to insurance and legal expense due to increased business development. Share-based compensation expenses are included in the employee compensation and related expenses, totaling $1,633,580 in 2015 compared to $3,695,303 in 2014.

Depletion Expense

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. Depletion expense was $10,345,106 during the first quarter of 2015 compared to $6,277,232 during the first quarter of 2014. On a per-unit basis, depletion expense was $24.38 per Boe during the first quarter of 2015 compared to $27.79 per Boe during the first quarter of 2014. Our depletion expense is based on the capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs which are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves determined by our petroleum engineers. This increase in depletion expense during the first quarter of 2015 was due primarily to the addition of 25.33 net productive operated Bakken/Three Forks wells and acquisition of 19.89 net productive wells in the Williston Basin since April 1, 2014.

Impairment of Oil and Natural Gas Properties

We follow the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center. Capitalized costs (net of related deferred income taxes) are limited to a ceiling based on the present value of future net revenues using the 12-month unweighted average of first-day-of-the-month price (the “12-month average price”), discounted at 10%, plus the lower of cost or fair market value of unproved properties. If the ceiling is not greater than or equal to the total capitalized costs, then we are required to write down capitalized costs to the ceiling. We perform this ceiling test calculation each quarter. Any required write downs are included in the condensed consolidated statements of operations as an impairment charge.

We recognized $85,264,000 of impairment expense in the first quarter of 2015 compared to $0 in the first quarter of 2014. The impairment expense is primarily due to the reduction in the price of crude oil beginning in the fourth quarter of 2014.

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

Standby Rig Expense

Standby rig expenses totaled $1,546,604 for the first quarter of 2015. We are required to pay for idle time when our remaining rig is unutilized. The remaining drilling rig contract expires on October 31, 2015. We incurred no standby rig expense prior to 2015.

Other Expense, Net

Other expense, net was $991,295 for the first quarter of 2015 compared to $364,410 for the first quarter of 2014. We recognized a gain of $702,000 on the warrant liability for the first quarter of 2015 compared to an expense of $196,000 for the first quarter of 2014. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Interest expense was $1,693,551 for the first quarter of 2015, compared to $172,086 for the first quarter of 2014. The increase in interest expense primarily relates to interest expense incurred on the Convertible Notes issued in March 2014 and the balance outstanding on our credit facility.

Net Loss

We had net loss of $97,662,334 for the first quarter of 2015 compared to $1,651,087 for the first quarter of 2014 (representing $1.04 and $0.02 per share, respectively). The increase in net loss in our period-over-period results was driven by the impairment expense on our oil and natural gas properties and lower revenues resulting from lower commodity prices.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net income (loss) as defined under GAAP, we also present net earnings before interest, income taxes, depletion, depreciation, and amortization, accretion of discount on asset retirement obligations, impairment of oil and natural gas properties, warrant revaluation (gains) and expenses, net gain (loss) from mark-to-market on commodity derivatives, cash settlements received (paid), standby rig expenses and non-cash expenses relating to share based payments recognized under ASC Topic 718 (“Adjusted EBITDA”), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings after adjustment for those items described in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements, such as net income (loss) (its most directly comparable GAAP measure), and our calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items described below, we believe the measure is useful in evaluating its fundamental core operating performance. We also believe that Adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Our management uses Adjusted EBITDA to manage our business, including in preparing our annual operating budget and financial projections. Our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net income (loss) and revenues to measure operating performance. The following table provides a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net loss	$(97,662,334)	$(1,651,087)
Impairment of oil and natural gas properties	85,264,000	—
Interest expense	1,693,551	172,086
Accretion of discount on asset retirement obligations	49,579	15,720
Depletion, depreciation and amortization	10,504,261	6,342,992
Stock-based compensation	1,633,580	3,695,303
Warrant revaluation (gain) expense	(702,000)	196,000
Net (gains) losses on commodity derivatives	(273,175)	798,853
Net cash settlements received (paid) on commodity derivatives	5,317,300	(553,383)
Standby rig expense	1,546,604	—
Adjusted EBITDA	$7,371,366	$9,016,484

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

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2015:

Current assets	24,859,688
Current liabilities	57,461,322
Working capital	(32,601,634)

Equity Offering

In February 2015, we completed a public offering of 27,159,107 shares of common stock at a price of $1.12 per share for total net proceeds of approximately $29.4 million, including the underwriter’s election to exercise a portion of its over-allotment portion.

Continuous Offering Program

On April 2, 2015, we entered into an equity distribution with two separate financial institutions pursuant to which we may offer and sell, through sales agents, common stock representing an aggregate offering price of up to $100 million.

Credit Facility

On November 20, 2012, we entered into a senior secured revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent (“Wells Fargo”), and the lenders party thereto. The Credit Facility is a senior secured reserve-based revolving credit facility with a maximum commitment of $400 million. As of March 31, 2015, we had drawn $109.7 million of the $250 million borrowing base under the Credit Facility.

Amounts borrowed under the Credit Facility will mature on September 30, 2018, and upon such date, any amounts outstanding under the Credit Facility are due and payable in full. Redeterminations of the borrowing base are made on a semi-annual basis, with an option to elect one additional redetermination between each semi-annual redetermination.

The annual interest cost under the Credit Facility, which is dependent upon the percentage of the borrowing base utilized, is, at our option, based on either the Alternate Base Rate (as defined under the terms of the Credit Facility) plus 0.75% to 1.75% or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest rate exceed the maximum interest rate allowed by any current or future law.  Interest on Alternate Base Rate Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans (as defined under the terms of the Credit Facility) is due and payable, at our option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. We also pay a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base utilized. As of March 31, 2015, the annual interest rate on the Credit Facility was 2.82%.

A portion of the Credit Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. The Company will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of March 31, 2015, we have not obtained any letters of credit under the Credit Facility.

Each of our subsidiaries is a guarantor under the Credit Facility. The Credit Facility is secured by first priority, perfected liens and security interests on substantially all of our assets and our guarantors, including a pledge of their ownership in their respective subsidiaries.

The Credit Facility contains customary covenants that include, among other things: limitations on our ability to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Facility also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.00 to 1.00, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 4.00 to 1.00. We were in compliance with all covenants under the Credit Facility as of March 31, 2015.

The Credit Facility allows us to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months later provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

On April 30, 2015, we amended our Credit Facility with Wells Fargo Bank N.A. as administrative agent for the lenders party to the Credit Facility. The amendment to the Credit Facility reduced the borrowing base from $250 million to $200 million. See Part II—Item 5. Other Information below for further details on the Credit Facility.

Satisfaction of Our Cash Obligations for the Next Twelve Months

We project we will have sufficient capital to accomplish our development plan and forecasted general and administrative expenses for the next twelve months. In December 2014, management decided to reduce the 2015 development program given the current commodity price environment. We released two of our three operated rigs in December 2014. Our 2015 production and capital expenditure estimates are now based upon a variable one-rig drilling program. Under the variable one rig program, Emerald will move into a free cash flow generative position in the second quarter of 2015 in the current oil strip environment. Our projections are based on cash on hand, our expected cash flow from operations, proceeds from our February 2015 equity offering and from our at-the-market equity program, and expected borrowing capacity under our Credit Facility. However, we may scale back our development plan should our projections of cash flow and borrowing capacity fall short of expectations or commodity prices fall substantially. We may also choose to access the equity or debt capital markets to fund acreage acquisitions and/or accelerated drilling at the discretion of management, depending on prevailing market conditions. We will evaluate any potential opportunities for acquisitions as they arise and meet our strategic objectives. We believe we are in a position to take advantage of any appropriately priced acquisition opportunities that may arise. However, there can be no assurance that any additional capital will be available to us on favorable terms or at all. See Item IA. Risk Factors.

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

Effects of Inflation and Pricing

The oil and natural gas industry is cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations under our Credit Facility, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact our stock price and therefore our ability to raise capital, borrow money and attract and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel necessary for our operations. See Item IA. Risk Factors.

Derivative Instruments

We have historically used commodity derivative instruments in connection with anticipated oil sales to minimize the impact of product price fluctuations and ensure cash flow for future capital needs. Such instruments include variable to fixed price commodity swaps and collars. See Item 1. Financial Statements – Note 2 Basis of Presentation and Significant Accounting Policies, for our methodology for valuing commodity derivative instruments.

Cash and Cash Equivalents

Our total cash resources as of March 31, 2015 were $1,422,771, compared to $12,389,230 as of December 31, 2014. The decrease in our cash balance was primarily attributable to the development of oil and natural gas properties, offset by cash flow from operations, the equity offering completed in February 2015 and borrowings under our Credit Facility.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $21,094,683 for the first quarter of 2015 compared to $10,227,413 for the first quarter of 2014. The change in the net cash provided by operating activities is primarily attributable to increased cash receipts from joint interest partners and cash settlements received on commodity derivatives during 2015, offset by lower revenues due to commodity price, higher production expenses and other operating expenses.

Net Cash Used For Investment Activities

Net cash used in investment activities was $96,075,121 for the first quarter of 2015 compared to $125,606,786 for the first quarter of 2014. The change in net cash used in investment activities is primarily attributable to decreased purchases and development of oil and natural gas properties in the Williston Basin as a result of decreased commodity prices.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $64,013,979 for the first quarter of 2015 compared to $167,086,647 for the first quarter of 2014. The change in net cash provided by financing activities for the first quarter of 2015 is primarily attributable to proceeds from the equity offering in February 2015 and borrowings under our Credit Facility and the issuance of the Convertible Notes in March 2014.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of our significant accounting policies is included in Note 2—Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in such Form 10-K. There have been no significant changes in the application of our critical accounting policies during the three-month period ended March 31, 2015.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains, and we may from time to time otherwise make in other public filings, press releases and presentations, forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements.  Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook, including statements related to our beliefs and intentions with respect to our growth strategy, including the amount we may invest, the location, and the scale of the drilling projects in which we intend to participate; our beliefs with respect to the potential value of drilling projects; our beliefs with regard to the impact of environmental and other regulations on our business; our beliefs with respect to the strengths of our business model; our assumptions, beliefs, and expectations with respect to future market conditions; our plans for future capital expenditures; and our capital needs, the adequacy of our capital resources, and potential sources of capital. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control and, consequently, our actual results may differ materially from those projected by any forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

•	our ability to diversify our operations in terms of both the nature and geographic scope of our business;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	our ability to successfully acquire additional properties, to discover reserves, to participate in exploration opportunities and to identify and enter into commercial arrangements with customers;

•	competition, including competition for acreage in resource play areas;

•	our ability to retain key members of management;

•	volatility in commodity prices for oil and natural gas;

•	the possibility that our industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	ability to obtain permits and government approvals;

•	the timing of and our ability to obtain financing on acceptable terms;

•	the amount of our indebtedness and ability to maintain compliance with debt covenants;

•	substantial impairment write-downs;

•	our ability to replace oil and natural gas reserves;

•	environmental risks;

•	drilling and operating risks;

•	exploration and development risks;

•	effects of governmental regulation;

•	effect of seasonal weather conditions and wildlife restrictions on our operations;

•	effect of local and regional factors on oil and natural gas prices;

•	our inability to control operations on properties we do not operate;

•	the possibility that general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that the economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access financial markets; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenues during the three months ended March 31, 2015 and 2014 generally have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil and natural gas that also increase and decrease along with oil and natural gas prices.

Our Credit Facility allows us to enter into commodity derivative instruments, the notional volumes for which when aggregated with other commodity swap agreements and additional fixed-price physical off-take contracts then in effect, as of the date such instrument is executed, is not greater than 80% of the reasonably anticipated projected production from our proved developed producing reserves. We use swaps to fix the sales price for our anticipated future oil production. Upon settlement, we receive a fixed price for the underlying commodity and pay our counterparty a floating market price, as defined in each instrument. These instruments are settled monthly. When the floating price exceeds the fixed price for a contract month, we pay our counterparty. When the fixed price exceeds the floating price, our counterparty is required to make a payment to us. Currently, we utilize swaps to reduce the effect of price changes on a portion of our future oil production. We do not enter into derivative instruments for trading purposes. All commodity derivative instruments are accounted for using mark-to-market accounting. We settled certain swap contracts early during the year, resulting in approximately $5,317,300 in cash settlements during 2015 and had no derivative contracts at March 31, 2015. On April 7, 2015, we entered into certain put option contracts for oil volumes produced in May 2015 through December 2016. See Item 1. Financial Statements – Note 14 Subsequent Events – Derivative Instruments.

We use these commodity derivative instruments as a means of managing our exposure to price changes. While we structure these derivatives to reduce our exposure to changes in price associated with the derivative commodity, they also may limit the benefit we might otherwise have received from market price increases.

Interest Rate Risk

At March 31, 2015, we had $151.5 million outstanding under our Convertible Notes due April 1, 2019 at a fixed interest rate of 2.0%. Although near term changes in interest rates may affect the fair value of our fixed-rate debt, they do not expose us to the risk of earnings or cash flow loss. In addition, as of March 31, 2015, we had $250 million of total borrowings available to us under our Credit Facility, of which, $109.7 million was drawn at March 31, 2015. The Credit Facility bears interest at variable rates. Assuming we had the maximum amount outstanding at March 31, 2015 under our credit facility of $250 million, a 1.0% increase in interest rates would result in additional annualized interest expense of $2.5 million. We currently have no interest rate derivative instruments outstanding. However, we may enter into interest rate derivative instruments in the future if we determine that it is necessary to invest in such instruments in order to mitigate our interest rate risk.

For a detailed discussion of the foregoing credit arrangements, including a discussion of the applicable interest rates, please refer to Note 7 – Revolving Credit Facility and Note 8 – Convertible Notes under Item 1 in this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives as of such date.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 10, 2015 that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, except as stated below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results in the future.

Requirements to reduce gas flaring in North Dakota could have an adverse effect on our operations.

Wells in the Bakken / Three Forks formations in North Dakota, where we have significant operations, produce natural gas as a byproduct of oil production. Bottlenecks in the current gas gathering network in certain areas resulted in some of that natural gas being flared instead of gathered, processed and sold. The North Dakota Industrial Commission (NDIC), the State's chief energy regulator, recently issued an order to reduce the volume of natural gas flared from oil wells in the Bakken / Three Forks formations. The State's objectives required operators to capture 77% by the January 1, 2015, and will require operators to capture 85% by the first quarter 2016, and 90%, with the potential for 95%, by the fourth quarter 2020. In addition, the NDIC is requiring operators to develop gas capture plans that describe how much natural gas is expected to be produced, how it will be delivered to a processor and where it will be processed. Production caps or penalties will be imposed on certain wells that cannot meet the capture goals. We did not meet the State’s capture requirement from January 1, 2015 until March 20, 2015, and were required to decrease production to 100 barrels per day on wells where flaring restrictions weren’t met. These capture requirements and any similar future obligations in North Dakota or our other locations, may increase our operational costs or restrict our production, which could materially and adversely affect our financial condition, results of operations and cash flows.

There are risks associated with drilling activity that could have an adverse effect on our operations.

Our operations are subject to the usual hazards inherent in the drilling and operation of oil and natural gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punch throughs, craterings, fires and pollution. The occurrence of these events could result in the suspension of drilling or production operations, claims by the operator and others affected by such events, severe damage to, or destruction of, the property and equipment involved, injury or death to drilling personnel, environmental damage and increased insurance costs. We may also be subject to personal injury and other claims of drilling personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal operating conditions, failure of subcontractors to perform or supply goods or services and personnel shortages.

There are risks associated with hydraulic fracturing that could have an adverse effect on our operations.

Our hydraulic fracturing operations subject us to operational and financial risks inherent in the drilling and production of oil and natural gas, including relating to underground migration or surface spillage due to uncontrollable flows of oil, natural gas, formation water or well fluids, as well as any related surface or ground water contamination, including from petroleum constituents or hydraulic fracturing chemical additives. Ineffective containment of surface spillage and surface or ground water contamination resulting from our hydraulic fracturing operations, including from petroleum constituents or hydraulic fracturing chemical additives, could result in environmental pollution, remediation expenses and third party claims alleging damages, which could adversely affect our financial condition and results of operations

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes repurchases of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2015-1/31/2015	1,516,259	$0.82	—	—
2/1/2015-2/28/2015	—	—	—	—
3/1/2015-3/31/2015	16,343	1.03	—	—
Total	1,532,602	$0.82	—	—

(1)	Stock repurchases during the period related to common stock received by us from employees for the payment of withholding taxes due on shares of restricted common stock issued under our equity compensation plan.

ITEM 5. OTHER INFORMATION

On April 30, 2015, we amended our Credit Facility with Wells Fargo Bank N.A., as administrative agent for the lenders party thereto. The amendment to the Credit Facility reduced the borrowing base from $250 million to $200 million. The maturity date for the Credit Facility is September 30, 2018, and upon such date, any amounts outstanding under the Credit Facility will be due and payable in full. Redeterminations of the borrowing base will occur on a semi-annual basis, with an option to elect one additional redetermination between each semi-annual redetermination.

The annual interest cost, which is dependent upon the percentage of the borrowing base being utilized, is, at our option, based on either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75%, or the London Interbank Offer Rate (LIBOR) plus 1.75% to 2.75%; provided, in no event may the interest exceed the maximum interest rate allowed by any current or future law.  Interest on Alternate Base Rate Loans is due and payable on a quarterly basis, and interest on Eurodollar Loans (as defined in the Credit Facility) is due and payable, at our option, at one-, two-, three-, six- (or in some cases nine- or twelve-) month intervals. We also pay a commitment fee ranging from 0.375% to 0.5%, depending on the percentage of the borrowing base being utilized.

A portion of the Credit Facility not in excess of $5 million will be available for the issuance of letters of credit by Wells Fargo. We will pay a rate per annum ranging from 1.75% to 2.75% on the face amount of each letter of credit issued and will pay a fronting fee equal to the greater of $500 and 0.125% of the face amount of each letter of credit issued. As of March 31, 2015, we had not obtained any letters of credit under the Credit Facility.

Each of our subsidiaries is a guarantor under the Credit Facility. The Credit Facility is secured by first priority, perfected liens and security interests on substantially all our and the guarantors’ assets, including a pledge of their ownership in their respective subsidiaries.

The Credit Facility contains customary covenants that include, among other things: limitations on our ability to incur or guarantee additional indebtedness; create liens; pay dividends on or repurchase stock; make certain types of investments; enter into transactions with affiliates; and sell assets or merge with other companies. The Credit Facility also requires compliance with certain financial covenants, including, (a) a ratio of current assets to current liabilities of at least 1.0 to 1.0, (b) a maximum ratio of total debt to EBITDA for the preceding four fiscal quarters of no more than 5.0 to 1.0 for periods ending on March 31, 2015 through June 30, 2016 and 5.5 to 1.0 for periods ending September 30, 2016 through December 31, 2016 and (c) a Senior Secured Debt to EBITDA ratio for periods ending March 31, 2015 through December 31, 2016 of no more than 2.5 to 1.0.

The Credit Facility allows us to hedge up to 60% of proved reserves for the first 24 months and 80% of projected production from proved developed producing reserves from 24 months up to 60 months provided that in no event shall the aggregate amount of hedges exceed 100% of actual production in the current period.

On April 7, 2015, we entered into put option contracts for oil volumes produced in May 2015 through December 2016, whereby premiums are paid monthly throughout the life of the contracts. See Item 1. Financial Statements – Note 14 Subsequent Events – Derivative Instruments.

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

3.1	Certificate of Incorporation of Emerald Oil, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 12, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Emerald Oil, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 24, 2014, and incorporated herein by reference).

10.1*	Limited Waiver and Second Amendment to the Amended and Restated Credit Agreement, dated as of April 30, 2015, among Emerald Oil, Inc., Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders party thereto

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2015	EMERALD OIL, INC.

/s/ McAndrew Rudisill
McAndrew Rudisill
Chief Executive Officer (principal executive officer)

/s/ Ryan Smith
Ryan Smith
Chief Financial Officer (principal financial officer)

